Form 10-Q
period 2009-09-30
Resolute Energy Corp
filed 2009-11-23
CIK 1469510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34464

RESOLUTE ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0659371
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1675 Broadway, Suite 1950 Denver, CO, 80202	80202
(Address of Principal Executive Offices)	(Zip Code)
(303) 534-4600
(Registrant’s telephone number, including area code)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of November 20, 2009, 53,154,883 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2009 and 2010, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and our Registration Statement on Form S-4, as amended (Registration No. 333-161076). All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Registration Statement on Form S-4, as amended, and such things as:
•	volatility of oil and gas prices including reductions in prices that would adversely affect our revenues, income, cash flow from operations, liquidity and reserves;

•	a continuation of, or further deterioration in, currently adverse conditions in global credit markets and in economic conditions generally;

•	discovery, estimation, development and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position of the Company;

•	the success of our business and financial strategy, hedging strategies and plans of the Company;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	a lack of available capital and financing;

•	the effectiveness of our CO2 flood program;

•	the timing and amount of future production of oil and gas;

•	availability of drilling and production equipment;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	the success in marketing oil and gas;

•	competition in the oil and gas industry;

•	uninsured or underinsured losses in, or operational problems affecting our operations;

•	the impact and costs related to compliance with or changes in laws or regulations governing our oil and natural gas operations;

•	our relationship with the Navajo Nation and Navajo Nation Oil and Gas, as well as the timing of when certain purchase rights held by Navajo Nation Oil and Gas become exercisable;

•	the impact of weather and the occurrence of disasters, such as fires, floods and other events and natural disasters;

•	environmental liabilities;

•	risks related to our level of indebtedness;

•	developments in oil-producing and gas-producing countries;

•	the success of strategic plans, expectations and objectives of our future operations;

•	loss of senior management or technical personnel;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

•	risk factors discussed or referenced in this report; and

•	other factors, many of which are beyond our control.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
RESOLUTE ENERGY CORPORATION
Condensed Consolidated Balance Sheets (UNAUDITED)
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,627	$819
Cash and cash equivalents held in trust	137	250,024
Restricted cash	149	—
Accounts receivable:
Trade receivables	20,557	—
Derivative receivable	320	—
Other receivables	788	—
Marketable securities held in trust	—	290,117
Deferred income taxes	3,040	—
Derivative instruments	7,239	—
Prepaid expenses and other current assets	1,110	68

Total current assets	35,967	541,028

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	11,144	—
Proved	618,267	—
Accumulated depletion and amortization	(627)	—

Net oil and gas properties	628,784	—

Other property and equipment	2,188	—
Accumulated depreciation	(10)	—

Net other property and equipment	2,178	—

Net property and equipment	630,962	—

Other assets:
Restricted cash	12,965	—
Notes receivable – affiliated entities	56	—
Derivative instruments	4,538	—
Deferred income taxes	—	269
Deferred acquisition costs	—	3,500
Other noncurrent assets	675	—

Total other assets	18,234	3,769

Total assets	$685,163	$544,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	43,013	1,839
Accounts payable – related party	1,247	64
Asset retirement obligations	2,565	—
Derivative instruments	9,651	—
Deferred underwriters’ commission	—	17,388
Other current liabilities	233	—

Total current liabilities	56,709	19,291

Noncurrent liabilities:
Long term debt	100,500	—
Asset retirement obligations	6,787	—
Derivative instruments	30,152	—
Deferred income taxes	74,465	—
Other noncurrent liabilities	—	—

Total long term liabilities	211,904	—

Total liabilities	268,613	19,291

Common stock, subject to possible redemption: 16,559,999 shares at $9.71 per share	—	160,798
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $1,314 at December 31, 2008)	—	2,509
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 53,154,883 and 69,000,000 shares at September 30, 2009 and December 31, 2008	5	5
Additional paid-in capital	432,434	357,999
Accumulated (deficit) retained earnings	(15,889)	4,195

Total stockholders’ equity	416,550	362,199

Total liabilities and stockholders’ equity	$685,163	$544,797

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Operations (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Oil	$1,969	$—	$1,969	$—
Gas	230	—	230	—
Other	71	—	71	—

Total revenue	2,270	—	2,270	—

Operating expenses:
Lease operating	1,354	—	1,354	—
Depletion, depreciation, amortization, and asset retirement obligation accretion	670	—	670	—
General and administrative	11,367	366	11,984	1,038
Write-off of deferred acquisition costs	—	—	3,500	—

Total operating expenses	13,391	366	17,508	1,038

Loss from operations	(11,121)	(366)	(15,238)	(1,038)

Other income (expense):
Interest income	124	1,944	772	6,481
Interest expense	(310)	—	(310)	—
Loss on derivative instruments	(13,127)	—	(13,127)	—
Other income	(1)	—	(1)	—

Total other (expense) income	(13,314)	1,944	(12,666)	6,481

(Loss) Income before income taxes	(24,435)	1,578	(27,904)	5,443
Income tax benefit (expense)	4,711	(551)	5,890	(1,905)

Net (loss) income	(19,724)	1,027	(22,014)	3,538

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	2,072	(379)	1,930	(1,271)

Net (loss) income attributable to Resolute Energy Corporation	$(17,652)	$648	$(20,084)	$2,267

Basic and diluted (loss) income per common share	$(0.34)	$0.01	$(0.38)	$0.04

Weighted average shares outstanding:	52,275	52,440	52,384	52,440

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)
(in thousands, except per share data)

				Accumulated
			Additional	Deficit/
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2008	69,000	$5	$357,999	$1,697	$359,701
Net income attributable to common stock	—	—	—	2,498	2,498

Balance as of December 31, 2008	69,000	5	357,999	4,195	362,199
Proceeds subject to redemption of stock	—	2	160,796	—	160,798
Common stock redeemed on September 25, 2009	(11,592)	(1)	(112,557)	—	(112,558)
Forward purchase of common stock	(7,503)	(1)	(73,345)	—	(73,346)
Cancellation of common stock	(7,335)	(1)	—	—	(1)
Conversion of 1,835,000 common stock to earnout shares	—	—	—	—	—
Redemption of 27,600,000 warrants	—	—	(15,180)	—	(15,180)
Forgiveness of underwriting fees	—	—	11,738	—	11,738
Issuance of common stock for acquisition	9,200	1	88,779	—	88,780
Issuance of earnout shares for acquisition	1,385	—	10,024	—	10,024
Issuance of warrants for acquisition	—	—	3,202	—	3,202
Common stock issued to employees	—	—	978	—	978
Net loss attributable to common stock	—	—	—	(20,084)	(20,084)

Balance as of September 30, 2009	53,155	$5	$432,434	$(15,889)	$416,550

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net (loss) income	$(20,084)	$2,267
Adjustments to reconcil net loss to net cash provided (used) by operating activities:
Depletion, depreciation and amortization	670	—
Write-off of deferred acquisition costs	3,500	—
Deferred interest attributable to common stock subject to possible redemption	(1,930)	1,271
Deferred income taxes	(5,816)	56
Equity-based compensation	930	—
Unrealized loss on derivative instruments	13,134	—
Change in operating assets and liabilities:
Accounts receivable	1,459	—
Other assets	(212)	(1,036)
Accounts payable and accrued expenses	(509)	(328)
Accounts payable — related party	(19)	(103)

Net cash (used in) provided by operating activities	(8,877)	2,127

Investing activities:
Acquisition of subsidiary, net of cash acquired	(323,322)	—
Increase in cash and cash equivalents in trust	249,887	1,029
Purchase of marketable securities held in trust	(250,005)	—
Sales of marketable securities	540,122	—
Payment of proposed acquisition costs	—	(1,914)
Other	17	—

Net cash provided by (used in) investing activities	216,699	(885)

Financing activities:
Redemption of common stock and interest	(113,139)	—
Forward purchase of common stock	(73,345)	—
Redemption of warrants	(15,180)	—
Payment of underwriters fees	(5,650)	—
Proceeds from bank borrowings	1,300	—

Net cash used in financing activities	(206,014)	—

Net increase in cash and cash equivalents	1,808	1,242
Cash and cash equivalents at beginning of period	819	52

Cash and cash equivalents at end of period	$2,627	$1,294

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,273	$—

Income taxes	$1,004	$2,750

Supplemental schedule of non-cash investing and financing activities:
Deferred acquisition costs included in accounts payable and accrued expenses	$—	$1,366

Capital expenditures financed through current liabilities	$255	$—

Issuance of common stock for acquisition	$88,780	$—

Issuance of warrants for acquisition	$3,202	$—

Issuance of earnout shares for acquisition	$10,024	$—

Forgiveness of underwriter’s fees	$11,738	$—

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (UNAUDITED)
Note 1 — Organization and Nature of Business
     Resolute Energy Corporation (“Resolute” or the “Company”), a Delaware corporation incorporated on July 28, 2009, was formed to consummate a business combination with Hicks Acquisition Company I, Inc. (“HACI”), a Delaware corporation incorporated on February 26, 2007. Resolute is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, gas and hydrocarbon liquids. The Company conducts its activities principally in the Paradox Basin in southeastern Utah and the Powder River Basin in Wyoming.
     HACI was a blank check company that was formed to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets. The registration statement for HACI’s initial public offering (the “Offering”) was declared effective September 27, 2007. The consummation of the Offering was on October 3, 2007, and HACI received proceeds of approximately $529.1 million, net of underwriter’s commissions of approximately $21.3 million and offering costs and other expenses of $1.6 million. Upon the consummation of the Resolute Transaction, described below, and HACI, $11.7 million of underwriter’s fees were forgiven and were recognized as additional paid in capital. HACI sold to the public 55,200,000 units at a price of $10.00 per unit, including 7,200,000 units issued pursuant to the exercise of the underwriter’s over-allotment option. Simultaneously with the consummation of the Offering, HACI consummated the private sale of 7,000,000 warrants (the “Sponsor Warrants”) to HH-HACI, L.P., a Delaware limited partnership (the “Sponsor”), at a price of $1.00 per Sponsor Warrant, generating gross proceeds, before expenses, of $7.0 million (the “Private Placement”). Net proceeds received from the consummation of both the Offering and Private Placement of Sponsor Warrants totaled approximately $536.1 million, net of underwriter’s commissions and offering costs. The net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. HACI had neither engaged in any operations nor generated any operating revenue prior to the business combination with Resolute. The activity from February 26, 2007 to September 24, 2009 relates to HACI’s formation, its initial public offering and identifying and consummating a business combination.
     On September 25, 2009 (the “Acquisition Date”), HACI consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement (“Acquisition Agreement”) with Resolute and Resolute Holdings Sub, LLC (“Sub”), which, through a series of transactions, HACI’s stockholders collectively acquired a majority of the outstanding shares of Resolute common stock (the “Resolute Transaction”). Resolute owns, directly or indirectly, 100% of the equity interests of Resolute Natural Resources Company, LLC (“Resources”), previously a Delaware corporation incorporated on January 22, 2004 and converted to a limited liability company on September 30, 2008, WYNR, LLC (“WYNR”), a Delaware limited liability company established on August 25, 2005, BWNR, LLC (“BWNR”), a Delaware limited liability company established on August 19, 2005, RNRC Holdings, Inc. (“RNRC”), a Delaware corporation incorporated on September 19, 2008 and Resolute Wyoming, Inc. (“RWI”) (formerly known as Primary Natural Resources, Inc. (“PNR”)), a Delaware corporation incorporated on November 21, 2003 (the change of name to RWI was effective September 29, 2008), and owns a 99.996% equity interest in Resolute Aneth, LLC (“Aneth”), a Delaware limited liability company established on November 12, 2004 (collectively “Predecessor Resolute”). The entities comprising Predecessor Resolute prior to the Resolute Transaction were wholly owned by Sub (except for Aneth, which was owned 99.996%), which in turn is a wholly owned subsidiary of Resolute Holdings, LLC (“Holdings”).
     The Resolute Transaction was accounted for using the acquisition method, with HACI as the acquirer, and resulted in a new basis of accounting reflecting the fair values of the assets and liabilities acquired. Accordingly, the unaudited condensed consolidated financial statements are presented on Resolute’s new basis of accounting (see Note 3 for details). HACI is the surviving entity. Prior periods reflected in this report represent HACI. Predecessor Resolute activity is incorporated beginning September 25, 2009.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of HACI prior to the Acquisition Date and, subsequent to the Acquisition Date, include Resolute and its subsidiaries (including HACI), and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly in all mutual respect the Company’s financial position as of September 30, 2009, the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year because of the timing of the Resolute Transaction, the impact of fluctuations in prices received for oil and gas and natural gas liquids (“NGL”), natural production declines, the uncertainty of exploration and development drilling results operations and other factors.
     In connection with the preparation of the unaudited condensed consolidated financial statements, Resolute evaluated subsequent events after the balance sheet date of September 30, 2009, through November 20, 2009.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
Assumptions, Judgments and Estimates
     The preparation of the unaudited condensed consolidated interim financial statements in conformity with GAAP requires management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events. Accordingly, actual results could differ from amounts previously established.
     Significant estimates with regard to the condensed consolidated interim financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative assets and liabilities, the estimated expense for share based compensation and depletion, depreciation, and amortization.
Fair Value of Financial Instrument
     The carrying amount of Resolute’s financial instruments, namely cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value because of the short-term nature of these instruments. The long-term debt has a recorded value that approximates its fair market value since its variable interest rate is tied to current market rates. The fair value of derivative instruments is estimated based on market conditions in effect at the end of each reporting period.
Industry Segment and Geographic Information
     Resolute conducts operations in one industry segment, that being the crude oil, gas and NGL exploration and production industry. All of Resolute’s operations and assets are located in the United States, and all of its revenues are attributable to domestic customers. Resolute considers gathering, processing and marketing functions as ancillary to its oil and gas producing activities, and therefore are not reported as a separate segment.
Cash Equivalents
     For purposes of reporting cash flows, Resolute considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Resolute periodically maintains cash and cash equivalents in bank deposit accounts and money market funds which may be in excess of federally insured amounts. Resolute has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such accounts.
Concentration of Credit Risk
     Financial instruments that potentially subject Resolute to concentrations of credit risk consist primarily of trade and production receivables. Resolute derived approximately 80% and 11% of the total revenues for both the three and nine months ended September 30, 2009 revenues from Western Refining Southwest, Inc, and WGR Asset Holding Company, LLC, respectively. If Resolute was compelled to sell its crude oil to an alternative market, costs associated with the transportation of its production would increase, and such increase could materially and negatively affect its operations. The concentration of credit risk in a single industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. Commodity derivative contracts expose Resolute to the credit risk of non-performance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, all but one of which is a financial institution participating in Resolute’s credit facility; the other is a multinational energy company.
Cash and Cash Equivalents Held in Trust
     Cash and cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The Company considers all highly liquid investment placed in trust with original maturities of three months or less to be cash equivalents. The Company had $137,000 and $250.0 million held in trust at September 30, 2009 and December 31, 2008, respectively.
Marketable Securities Held in Trust
     Marketable securities held in trust were with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The marketable securities held in trust are invested in cash, cash equivalents and U.S. Treasury bills with a maturity of 180 days or less.
Oil and Gas Properties
     Resolute uses the full cost method of accounting for oil and gas producing activities. All costs incurred in the acquisition, exploration and development of properties, including costs of unsuccessful exploration, costs of surrendered and abandoned leaseholds, delay lease rentals and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities, improved recovery systems and a portion of general and administrative expenses are capitalized within the cost center.
     Resolute conducts tertiary recovery projects on certain of its oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods. Under the full cost method, all development costs are capitalized at the time incurred. Development costs include charges associated with access to and preparation of well locations, drilling and equipping development wells, test wells, and service wells including injection wells; acquiring, constructing, and installing production facilities and providing for improved recovery systems. Improved recovery systems include all related facility development costs and the cost of the acquisition of tertiary injectants, primarily purchased carbon dioxide (“CO2”). The development cost related to CO2 purchases are incurred solely for the purpose of gaining access to incremental reserves not otherwise recoverable. The accumulation of injected CO2, in combination with additional purchased and recycled CO2, provide future economic value over the life of the project.
     In contrast, other costs related to the daily operation of the improved recovery systems are considered production costs and are expensed as incurred. These costs include, but are not limited to, compression, electricity, separation, re-injection of recovered CO2 and water. Costs incurred to maintain reservoir pressure are also expensed as incurred.
     Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. Resolute did not capitalize general and administrative and operating costs related to its acquisition, exploration and development activities for the three and nine month periods ended September 30, 2009 and 2008, respectively.
     Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense as appropriate.
     Pursuant to full cost accounting rules, Resolute must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. There have been no provisions for impairment of oil and gas property costs for the three and nine month periods ended September 30, 2009 and 2008, respectively.
     No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain or loss significantly alters the relationship between the capitalized costs and proved oil reserves of the cost center.
     Depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of asset retirement obligations and future development costs of proved reserves, including, but not limited to, costs to drill and equip development wells, constructing and installing production and processing facilities, and improved recovery systems, including the cost of required future CO2 purchases.
Other Property and Equipment
     Other property and equipment are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs which do not extend the useful lives of property and equipment are charged to expense as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Office furniture, automobiles, and computer hardware and software are depreciated from three to five years. Field offices are depreciated from fifteen to twenty years. Leasehold improvements are depreciated, using the straight line method, over the shorter of the lease term or the useful life of the asset. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation and amortization are removed from the accounts.
Asset Retirement Obligation
     Asset retirement obligations relate to future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred (typically when the asset is installed at the production location), and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depleted on a units-of-production basis as part of the full cost pool. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.
     Resolute’s estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount Resolute’s abandonment liabilities was 9.2%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.
     The following table provides a reconciliation of Resolute’s asset retirement obligations (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
Asset retirement obligations at beginning of period	$—	$—
Liabilities assumed in acquisition of Resolute	9,319	9,319
Additional liability incurred	—	—
Accretion expense	33	33
Liabilities settled	—	—
Revisions to previous estimates	—	—

Asset retirement obligations at end of period	9,352	9,352
Less current asset retirement obligations	2,565	2,565

Long-term asset retirement obligations	$6,787	$6,787

Impairment of Long-Lived Assets
     Resolute evaluates the fair value and future benefits of long-lived assets at each reporting period or when indicators of impairment are present. Resolute performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and if the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value and an impairment loss is recorded against the long-lived asset. There have been no provisions for impairment recorded for the three and nine month periods ended September 30, 2009 and 2008.
Derivative Instruments
     Resolute enters into derivative contracts to manage its exposure to oil and gas price volatility. Derivative contracts may take the form of futures contracts, swaps or options. Realized and unrealized gains and losses related to commodity derivatives are recognized in other income (expense). Realized gains and losses are recognized in the period in which the related contract is settled. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as financing activities in the statement of cash flows.
     Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of a derivative are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. Presently, Resolute’s management has determined that the benefit of the financial statement presentation available under the provisions of FASB ASC Topic 815, which may allow for its derivative instruments to be reflected as cash flow hedges, is not commensurate with the administrative burden required to support that treatment. As a result, Resolute marked its derivative instruments to fair value in accordance with the provisions of FASB ASC Topic 815 and recognized the changes in fair market value in earnings. The gain (loss) on derivative instruments reflected in the combined statement of operations incorporates both the realized and unrealized values.
Revenue Recognition
     Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred and if the collectability of the revenue is probable. Gas revenues are recorded using the sales method. Under this method, Resolute recognizes revenues based on actual volumes of gas sold to purchasers. Resolute and other joint interest owners may sell more or less than their entitlement share of the volumes produced. A liability is recorded and the revenue is deferred if Resolute’s excess sales of gas volumes exceed its estimated remaining recoverable reserves. Resolute had no significant gas imbalances at September 30, 2009 and 2008.
     RWI is party to three Well Suspension Agreements (the “Agreements”). The counterparties to these agreements from time to time may submit a request to RWI to suspend well operations or defer drilling plans on certain acreage under lease to RWI in exchange for non-refundable payments. Revenue is recognized for these payments over the expected development plan or until such time the specified properties are released from suspension and RWI may proceed with exploration of these properties. As of September 30, 2009 and 2008, the Company did not recognize any income related to these Agreements.
General and Administrative Expenses
     General and administrative expenses are reported net of reimbursements of overhead costs that are allocated to working interest owners of the oil and gas properties operated by Resolute. The Company recorded $10.1 million of transaction costs related to the Resolute Transaction, as defined below, for the three and nine months periods ended September 30, 2009 (see Note 3).
Income Taxes
     Income taxes and uncertain tax positions are accounted for in accordance with FASB ASC Topic 740, Accounting for Income Taxes. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax positions meeting the more-likely-than-not recognition threshold are measured pursuant to the guidance set forth in FASB ASC Topic 740.
Accounting Standards Update
     New authoritative accounting guidance under FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC Topic 105”) establishes FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied to rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC Topic 105 supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. All other accounting literature is considered non-authoritative. ASC Topic 105 changes the way the Company cites authoritative guidance within the Company’s financial statements and accounting policies. The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009, and did not have a material impact on the Company’s condensed consolidated financial statements.
     Resolute adopted FASB ASC Topic 805, Business Combinations on January 1, 2009. FASB ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the contingent and identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the Resolute Transaction and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the Resolute Transaction. FASB ASC Topic 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The nature and magnitude of the specific effects of FASB ASC Topic 805 on the condensed consolidated financial statements will depend upon the nature, terms and size of the acquisitions consummated after the effective date. As a result of the adoption of FASB ASC Topic 805, Resolute expensed approximately $3.5 million in its condensed consolidated financial statements due to the deferred acquisition costs recorded at December 31, 2008, as FASB

ASC Topic 805 no longer allows deferral of these costs. Additionally, the Resolute Transaction between HACI and Resolute was accounted for under the provisions of FASB ASC Topic 805 (see Note 3).
     Resolute adopted FASB ASC Topic 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements — an amendment to Accounting Research Bulletin No. 51, on January 1, 2009. FASB ASC Topic 810-10-65-1 changed the accounting and reporting requirements for minority interests, which are now characterized as noncontrolling interests and are classified as a component of equity in the accompanying consolidated balance sheets. FASB ASC Topic 810-10-65-1 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests, with all other requirements applied prospectively. The adoption of this pronouncement had no impact on Resolute’s unaudited condensed consolidated financial statements.
     In March 2008, the FASB issued FASB ASC Topic 815-10-65, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133. FASB ASC Topic 815-10-65 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under the derivatives and hedging topic of the FASB ASC, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. Accordingly, Resolute has adopted this pronouncement as of January 1, 2009 (see Note 10).
     In April 2009, the FASB issued FASB ASC Topic 820-10-65-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC Topic 820-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FASB ASC Topic 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this pronouncement did not have an impact on Resolute’s condensed consolidated financial statements.
     In April 2009, the FASB issued FASB ASC Topic 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC Topic 825-10-65-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on Resolute’s condensed consolidated financial statements, other than additional disclosures.
     Resolute adopted FASB ASC Topic 855, Subsequent Events on April 1, 2009, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 requires companies to disclose the date through which the company evaluated subsequent events, the basis for that date, and whether that date represents the date the financial statements were issued. The adoption of this pronouncement did not have a material impact on Resolute’s condensed consolidated financial statements.
     On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system. This system, which was developed by several industry organizations, is a widely accepted standard for the management of petroleum resources. Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. Resolute is currently assessing the effect that the adoption will have on Resolute’s condensed consolidated financial statements.
Note 3 — Acquisitions and Divestitures
     On September 25, 2009, HACI completed the Resolute Transaction with Resolute, through which, in a series of transactions, HACI’s stockholders collectively acquired a majority of the outstanding shares of Resolute common stock, and the Company acquired, directly or indirectly, 100% of the equity interests comprising Predecessor Resolute, with the exception of Aneth, in which the Company indirectly acquired a 99.996% equity interest. The total purchase price was allocated to the acquired assets and liabilities assumed based on their respective fair values as determined by management.

     The total purchase price was comprised of the following (in thousands):

Cash consideration	$325,000
Company common stock	88,800
Common stock subject to forfeiture	10,000
Fair value of warrants, net of cash paid	3,200

Total purchase price	$427,000

     The Company has estimated the provisional fair value of the earnout shares issued in the Resolute acquisition based upon an option pricing model. Should the final calculated fair value differ from the provisional estimate, the fair value assigned to proved oil and gas properties, deferred income taxes, and additional paid-in-capital would be retrospectively adjusted to reflect the increase or decrease in fair value.
     The business combination was accounted for using the acquisition method, in which HACI was the acquirer, and resulted in a new basis of accounting reflecting the fair values of the assets acquired and liabilities assumed. The following table presents the allocation of the purchase price at September 25, 2009, based on the estimated fair market values of assets acquired and liabilities assumed (in thousands):

Current assets	$33,500
Oil and gas properties	629,200
Other property and equipment	2,200
Other assets	18,400
Debt assumed	(99,200)
Other liabilities	(157,100)

Total purchase price	$427,000

     In connection with the acquisition, HACI acquired an estimated 72.8% membership interest in Aneth in exchange for HACI’s payment to Aneth of $325 million (the “HACI Contribution”), which Aneth used to repay a portion of the liabilities outstanding under Aneth’s credit facilities.
     Immediately following the repayment of debt, Sub contributed to the Company its interests in Predecessor Resolute in exchange for:
(i)	9,200,000 shares of Company common stock, of which 200,000 were issued to service providers (employees of Predecessor Resolute who became employees of Resolute upon consummation of the Resolute Transaction) in recognition of their services. 100,000 shares vested immediately and the remaining 100,000 shares will vest on the one year anniversary of the Acquisition Date, provided the employee remains employed by the Company;

(ii)	4,600,000 Company Founders Warrants, which were new warrants (“Warrants”) issued in exchange for Founder’s Warrants (defined below) to purchase Company common stock with a strike price of $13.00, a trigger price of $13.75 and a five year term from the date of the Resolute Transaction; and

(iii)	1,385,000 Company Earnout Shares, which are shares of Company common stock (with voting rights) (“Earnout Shares”) that will be forfeited if the price of Company common stock does not reach $15.00 per share within five years from the date of the Resolute Transaction.
     Immediately prior to the Resolute Transaction, 7,335,000 shares and 4,600,000 warrants of HACI that had been issued to the founder of HACI (“Founder Shares” and “Founder Warrants,” respectively) were cancelled and forfeited. 2,333,333 of Sponsor Warrants were sold to Sub in exchange for Sub’s payment of $1,166,667 to the Sponsor. Sponsor Warrants were warrants for the common stock of HACI held by the Sponsor that were exchanged in the Resolute Transaction for new Sponsor Warrants for Company common stock with a strike price of $13.00 and a five year term.
     Immediately following the HACI Contribution and simultaneously with Sub’s contribution of Predecessor Resolute, Resolute Subsidiary Corporation, a wholly owned subsidiary of Resolute, merged with and into HACI, with HACI surviving. HACI continues as a wholly-owned subsidiary of the Company and the outstanding shares of HACI common stock and outstanding HACI warrants, including outstanding Founder Warrants and Sponsor Warrants, were exchanged for Sub’s contribution. After the Resolute Transaction, the former HACI Stockholders and warrantholders have no direct equity ownership interest in HACI.
     The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the acquisition had occurred as of the beginning of each period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented or that may result in the future. The pro forma adjustments made are based on certain assumptions that Resolute believes are reasonable based on currently available information.
     The unaudited pro forma financial information for the three and nine month periods ended September 30, 2009 combines the historical results of HACI, Resolute and Predecessor Resolute for the period from January 1, 2009 to September 30, 2009. The unaudited pro forma financial information for the three and nine month periods ended September 30, 2008 combines the historical results of HACI, Resolute and Predecessor Resolute for the period from January 1, 2008 to September 30, 2008, including the pro forma results of a net profits overriding royalty interest (“NPI”) acquired by RWI on July 31, 2008, as though the NPI had been acquired as of January 1, 2008.

	Three Months Ended
	September 30,
	2009	2008
	(In thousands, except per share amount)
Total revenues	$35,102	$69,258
Operating income	(6,449)	24,345
Net income (loss)	(1,692)	99,358
Basic and diluted net income (loss) per share	$(0.03)	$1.99

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands, except per share amount)
Total revenues	$87,614	$204,322
Operating income (loss)	(25,523)	81,662
Net income (loss)	(40,581)	7,309
Basic and diluted net income (loss) per share	$(0.81)	$0.15
Note 4 – Earnings per Share
     Basic net income or loss per common share of stock is calculated by dividing net income or loss available to common stockholders by the weighted-average basic common shares outstanding for the respective period. The earnings per share calculations reflect the impact of any repurchases of shares of common stock made by the Company.
     Diluted net income or loss per common share of stock is calculated by dividing adjusted net income or loss by the weighted-average diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted earnings per share calculations consist of Earnout Shares and Warrants that were issued or converted in the Resolute Transaction.
     The treasury stock method is used to measure the dilutive impact of potentially dilutive securities including Warrants and Earnout Shares. When there is a loss from continuing operations, all potentially dilutive shares will be anti-dilutive. As such, there were no dilutive shares for the three-month or nine-month periods ended September 30, 2009 and therefore, the impact of 51,650,000 and 76,000,000 common stock equivalents outstanding at September 30, 2009, and 2008, respectively, were not included in the calculation of diluted loss per share.
          The following table sets forth the calculation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net income (loss)	$(17,652)	$648	$(20,084)	$2,267

Weighted average shares outstanding	52,275	52,440	52,384	52,440

Basic and diluted net income (loss) per common share	$(0.34)	$0.01	$(0.38)	$0.04

Note 5 — Marketable Securities Held in Trust
     The carrying amount, including accrued interest, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity treasury securities by major security type and class of security are as follows (in thousands):

			Gross Unrealized	Gross Unrealized
At December 31, 2008	Carrying Amount	Accrued Interest	Holding Gains	Holding (Losses)	Fair value
Held to Maturity:
U.S. Treasury Bills	$289,746	$371	$—	$—	$290,117

     The treasury bills classified as held-to-maturity mature within one year. On September 25, 2009, the marketable securities held in trust were distributed in connection with the HACI and Resolute Transaction (see Note 3). There were no marketable securities held in trust at September 30, 2009.
Note 6 — Related Party Transactions
     HACI agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of HACI’s founder and chairman of the board, Thomas O. Hicks. Services commenced after the effective date of the offering and were terminated on the Acquisition Date due to the consummation of the Resolute Transaction. The Company expensed $30,000 during each of the three months ended September 30, 2009 and 2008 and $90,000 during each of the nine months ended September 30, 2009 and 2008 under this agreement.
     Resources has received payments on behalf of and owes payment to affiliate, Holdings, for Holdings’ transactions not related to Resolute. Such payments have not yet been reimbursed to Holdings. These payables are reflected on the combined balance sheet in “Accounts payable — related party” and carried a balance of $1.3 million at September 30, 2009.
Note 7 — Long Term Debt
     Long term debt and current portion of long term debt consisted of the following at September 30, 2009 (in thousands):

September 30,
2009
Credit agreements:
Credit Facility	$100,500

Total long term debt	100,500

Less: current portion of long term debt	—

Long term debt	$100,500

Term Loan Payoff
     Upon consummation of the Resolute Transaction, Resolute paid off Predecessor Resolute term loan of $225.0 million with Wilmington Trust FSB as the agent. As a result, the only outstanding long term debt of Resolute is the credit facility which is discussed in the note below.
Credit Facility
     Resolute’s credit facility is with a syndicate of banks led by Wachovia Bank, National Association (the “Credit Facility”) with Aneth as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances either Resolute or the lenders may request an interim re-determination. As of September 30, 2009, the borrowing base was $240 million. Unused availability under the borrowing base as of September 30, 2009 was $131.0 million. The borrowing base availability has been reduced by $8.5 million in conjunction with letters of credit issued to vendors at September 30, 2009. The Credit Facility matures on April 13, 2011 and, to the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity.
     The outstanding balance under the Credit Facility accrues interest, at Aneth’s option, at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.5% to 3.5%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Federal Funds Effective Rate plus 0.5%, plus a margin which varies from 1.0% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of September 30, 2009, the weighted average interest rate on the outstanding balance under the facility was 3.79%. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute and its subsidiaries other than Aneth.
     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the First Lien Facility at September 30, 2009.
     As of November 20, 2009, Resolute had borrowed an additional net of $8.6 million under the borrowing base, resulting in an unused availability of $122.4 million.
Note 8 — Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three month and nine month periods ended September 30, 2009 and the three month and nine month periods ended September 30, 2008 differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.
     The following table summarizes the components of the provision for income taxes (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Current income tax expense benefit	$—	$(515)	$74	$(1,849)
Deferred income tax benefit (expense)	4,711	(36)	5,816	(56)

Total income tax benefit (expense)	$4,711	$(551)	$5,890	$(1,905)

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below (in thousands):

	September 30,	December 31,
	2009	2008
Current deferred income tax assets (liabilities):
Derivative financial instruments	$1,031	$—
Asset retirement obligation	965
Derivative financial instruments	1,044	—

Total current	3,040	—

Long term deferred income tax assets (liabilities):
Derivative financial instruments	7,757	—
Net operating loss carryovers	4,840	—
Asset retirement obligation	2,452	—
Startup and organization costs	253	249
Deferred acquisition costs	45	41
Property and equipment costs	(88,256)	—
Other	(1,556)	(21)

Total long term	(74,465)	269

Net deferred tax (liability) asset	$(71,425)	$269

     As set forth in Note 3, the Company acquired Predecessor Resolute in a partially tax-free transaction pursuant to Section 351 of the Internal Revenue Code. Accordingly, the Company established a net deferred tax liability of $77,510,000 to give effect to the differing financial accounting and income tax bases of the acquired assets.

Note 9 — Stockholders’ Equity and Equity Based Awards
Preferred Stock
     The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued and outstanding as of September 30, 2009 or December 31, 2008.
Common Stock
     The authorized common stock of the Company includes up to 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. At September 30, 2009 and December 31, 2008, the Company had 53,154,883 shares of common stock issued and outstanding. HACI had 69,000,000 shares outstanding at December 31, 2008.
Earnout Shares are common stock of Resolute subject to forfeiture in the event that an earnout target of $15.00 per share is not met by September 25, 2014. The Earnout Shares have voting rights and are transferable; however, they are not registered for resale and do not participate in dividends until the trigger price is met.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Stock Compensation (formerly “SFAS No. 123R, Share-Based Payment”).
     On July 31, 2009, the Company adopted the 2009 Stock Incentive Performance Plan (the “Incentive Plan”), providing for long-term equity based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. Equity-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The Company’s board of directors or one or more committees appointed by the Company’s board of directors will administer the Incentive Plan. The maximum number of shares of Company common stock that may be issued pursuant to awards under the Incentive Plan is 2,657,744.
     The Incentive Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards that may be granted or denominated in Company common stock or units of Company common stock, as well as cash bonus awards. The Incentive Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be paid or settled in cash. As of September 30, 2009, no long-term equity based awards have been granted.
     On September 25, 2009, the Company and Sub entered into a Retention Bonus Award Agreement calling for the award to employees of the Company of 200,000 shares of Company common stock at $9.65 per share that would otherwise have been issued to Sub in the Resolute Transaction. 50% of each employee award was awarded without restriction and 50% of each employee award was granted contingent upon the employee remaining employed by the Company for one year following the closing of the Resolute Transaction. For the three and nine month period ended September 30, 2009, the Company recorded $930,000 of compensation expense. $781,000 was recorded as general and administrative expense and $149,000 was recorded as lease operating expense. The remaining expense will be recognized over the remaining contingent period ending on September 25, 2010.
     On October 22, 2009, the Company’s board approved (i) the award of cash awards in the aggregate amount of approximately $1.5 million with 50% of each award to an employee to be paid currently and 50% to be paid one year from closing if the employee remains employed by the Company; (ii) the payment to each employee who had been subject to a salary reduction in 2009 a lump sum payment equal to the amount of the reduction, such payments aggregating to approximately $260,000; and (iii) the payment of lump sum payments to employees approximately equal to the amount they would have received as matching 401(k) contributions for 2008 had Resolute made a matching contribution in accordance with past practice, such bonuses amounting to approximately $560,000.
Other Benefits Plans
     The Company offers a variety of health and benefit programs to all employees, including medical, dental, vision, life insurance and disability insurance. The Company’s executive officers are generally eligible to participate in these employee benefit plans on the same basis as the rest of the Company’s employees. Such benefits plans may be modified or terminated at any time by the Company’s board of directors.

Equity Appreciation Rights and Time Vested Cash Awards
     Prior to the Resolute Transaction, certain employees of Predecessor Resolute held Equity Appreciation Rights (“EARs”), which represented contract rights to a certain portion of future distributions of cash by Sub. Upon consummation of the Resolute Transaction on September 25, 2009, the EARs plan was cancelled.
     Prior to the cancellation, on May 29, 2008, Predecessor Resolute, on behalf of Sub, granted incentive awards allowing employees to elect to receive a certain number of EARs or an amount of time vested cash awards, as well as, permitting certain employees to make an offer to exchange for cash some or all of the EARs issued in 2006 and 2007. All of the cash awards bear simple interest of 15% per annum on the outstanding face value of the cash awards commencing January 1, 2008, and are payable in three installments, with the first installment paid on January 1, 2009 and the remaining two installments payable on January 1, 2010 and 2011. For the three and nine months ended September 30, 2009, $5,000 of compensation expense related to the EARs was recognized. No compensation expense related to the EARs was recognized for the three and nine months ended September 30, 2008. The time vested cash awards are accounted for as deferred compensation. The annual payments are paid based on the employee’s continued employment with Resolute and there is potential for forfeiture of the time vested payment. Therefore, Resolute will accrue for each time vested payment and related return for the respective year on an annual basis. The remaining principal amount outstanding for all time vested cash awards is $460,000.
Note 10 — Derivative Instruments
     Effective January 1, 2009, new authoritative accounting guidance under FASB ASC Topic 815 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.
     Resolute enters into commodity derivative contracts to manage its exposure to oil and gas price volatility. Resolute has not elected to designate derivative instruments as cash flow hedges under the provisions of FASB ASC Topic 815. As a result, these derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying consolidated statements of operations. Realized and unrealized gains and losses from Resolute’s price risk management activities are recognized in other income (expense), with realized gains and losses recognized in the period in which the related production is sold. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as financing activities in the statement of cash flows. Commodity derivative contracts may take the form of futures contracts, swaps or options.
     As of September 30, 2009, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

				Gas (NYMEX HH)
			Oil (NYMEX WTI)	Weighted Average
		MMBtu per	Weighted Average	Hedge Price per
Year	Bbl per Day	Day	Hedge Price per Bbl	MMBtu
2009	3,900	1,800	$62.75	$9.93
2010	3,650	3,800	$67.24	$9.69
2011	3,250	2,750	$68.26	$9.32
2012	3,250	2,100	$68.26	$7.42
2013	2,000	1,900	$60.47	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of September 30, 2009.

			Weighted Average
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu
2009 – 2013	Rocky Mountain NWPL	1,800	$2.10
     As of September 30, 2009, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars:

				Gas (NYMEX HH)
			Oil (NYMEX WTI)	Weighted Average
		MMBtu per	Weighted Average	Hedge Price per
Year	Bbl per Day	Day	Hedge Price per Bbl	MMBtu
2009	250	3,288	$105.00-151.00	$5.00-9.35
2010	200	—	$105.00-151.00	—

     Resolute’s derivative instruments are not designated and do not qualify as hedging instruments under FASB ASC Topic 815. For financial reporting purposes, Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty. The table below summarizes the location and fair value amounts of Resolute’s commodity derivative instruments reported in the consolidated balance sheets (in thousands):

September 30,
2009
Assets:
Current assets: derivative instruments	$7,239
Other assets: derivative instruments	4,538

Total assets	11,777

Liabilities:
Current liabilities: derivative instruments	(9,651)
Noncurrent liabilities: derivative instruments	(30,152)

Total liabilities	(39,803)

Net derivative fair value	$(28,026)

     Because Resolute’s derivative instruments are not designated and do not qualify as hedging instruments under FASB ASC Topic 815, the gains and losses are included in other income (expense) in the consolidated statements of operations. The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations for the periods presented below (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2009
Other income (expense):
Realized gains (losses)	$7	$7
Unrealized gains (losses)	(13,134)	(13,134)

Total: (loss) gain on derivative instruments	$(13,127)	$(13,127)

Credit Risk and Contingent Features in Derivative Instruments
     Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. With the exception of one contract, all counterparties are also lenders under Resolute’s Credit Facility. For these contracts, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. The counterparty that is not among Resolute’s lenders is a multinational energy company with a corporate credit rating of AA as classified by Standard and Poor’s. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Credit Facility or other general obligations against amounts owed for derivative contract liabilities.
     The maximum amount of loss in the event of all counterparties defaulting is $279,000 as of September 30, 2009, after netting any amounts payable by Resolute to its counterparties.
     See Note 11 for further discussion of derivative instruments.
Note 11 — Fair Value Measurements
     FASB ASC Topic 820, Fair Value Measurements and Disclosures clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. During 2008, Resolute elected to not apply FASB ASC Topic 820 to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, including nonfinancial long-lived assets measured at fair value for an impairment assessment and asset retirement obligations initially measured at fair value.
     Resolute fully adopted FASB ASC Topic 820 as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g. those measured at fair value in a business combination, the initial recognition of asset retirement obligations, and impairments of goodwill and other long-lived assets) as of January 1, 2009. The full adoption did not have a material impact on Resolute’s condensed consolidated financial statements or its disclosures.
     FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exact price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Significant inputs to the valuation model are unobservable.
     An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Resolute’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Following is a description of the valuation methodologies used by Resolute as well as the general classification of such instruments pursuant to the hierarchy.
     As of September 30, 2009, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.
     The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2009 (in thousands):

						September 30,
Description	Level 1		Level 2	Level 3		2009
Assets
Current portion of commodity derivative assets		$—	$7,239		$—	$7,239
Non-current portion of commodity derivative assets		—	4,538		—	4,538

Total	$		$11,777	$		$11,777

Liabilities
Current portion of commodity derivative liabilities		$—	$(9,651)		$—	$(9,651)
Non-current portion of commodity derivative liabilities		—	(30,152)		—	(30,152)

Total	$		$(39,803)	$		$(39,803)

Note 12 – Commitments and Contingencies
CO2 Take-or-Pay Agreements
     Resolute entered into two take-or-pay purchase agreements, each with a different supplier, under which Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Resolute’s enhanced tertiary recovery projects in Aneth Field. In each case, Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The CO2 volumes planned for use on the enhanced recovery projects exceed the minimum daily volumes provided in this take-or-pay purchase agreement. Therefore, Resolute expects to avoid any payments for deficiencies.
     One contract was effective July 1, 2006, with a four year term. As of September 30, 2009, future commitments under this purchase agreement amounted to approximately $700,000 for the remainder of 2009 and $2.9 million in 2010, based on prices in effect at September 30, 2009. The second contract was entered into on May 25, 2005, and was amended on July 1, 2007, and had a ten year term. Future commitments as of September 30, 2009 under this purchase agreement amounted to approximately $40.5 million through June 2016 based on prices in effect on September 30, 2009. The annual minimum obligation by year is as follows (in millions):

Commitments
Year	CO2 Purchase
October 2009 – December 2009	$3.6
2010	11.8
2011	8.9
2012	6.9
2013	6.7
Thereafter	6.3

Total	$44.2

Crude Production Purchase Agreement
     Resolute sells all of its crude oil production from the Aneth field to a single customer, Western Refining Southwest, Inc. (“Western”), a subsidiary of Western Refining, Inc. Resolute and Western entered into a new contract on August 27, 2009, effective September 1, 2009. The new contract provides for a minimum price equal to the NYMEX price for crude oil less a fixed differential of $6.25 per Bbl. The contract provides for an initial term of one year and continuing month-to-month thereafter, with either party having the right to terminate after the initial term, upon ninety days written notice. The contract may also be terminated by Western after December 31, 2009, upon sixty days written notice, if Western is not able to renew its right-of-way agreements with the Navajo Nation or if such rights-of-way are declared invalid and it is prevented from using such rights-of way.

RESOLUTE NATURAL RESOURCES COMPANY, LLC,
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC,
RESOLUTE WYOMING, INC.,
RNRC HOLDINGS, INC.
Combined Balance Sheets (UNAUDITED)
(in thousands, except share amounts)

	September 24,	December 31,
	2009	2008
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$1,178	$1,935
Restricted cash	149	149
Accounts receivable:
Trade receivables	21,178	14,680
Derivative receivable	156	5,839
Other receivables	949	1,134
Derivative instruments	8,185	19,017
Prepaid expenses and other current assets	830	1,195

Total current assets	32,625	43,949

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	11,144	12,724
Proved	351,475	348,058
Accumulated depletion and amortization	(118,505)	(97,726)

Net oil and gas properties	244,114	263,056

Other property and equipment	4,684	4,682
Accumulated depreciation	(2,496)	(2,075)

Net other property and equipment	2,188	2,607

Net property and equipment	246,302	265,663

Other assets:
Restricted cash	12,965	11,210
Notes receivable – affiliated entities	58	65
Deferred financing costs, net	6,416	6,403
Derivative instruments	4,656	18,114
Deferred income taxes	16,958	14,705
Other noncurrent assets	676	738

Total other assets	41,729	51,235

Total assets	$320,656	$360,847

Liabilities and Shareholder’s/Member’s Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	41,428	46,169
Accounts payable – Holdings	1,260	1,316
Asset retirement obligations	2,565	1,713
Derivative instruments	5,034	1,141
Deferred income taxes	2,434	4,913
Current portion of long term debt	225,000	—
Contingent tax liability	—	532
Other current liabilities	985	817

Total current liabilities	278,706	56,601

Noncurrent liabilities:
Long term debt	198,700	421,150
Asset retirement obligations	9,248	8,115
Derivative instruments	17,467	20,193
Other noncurrent liabilities	978	457

Total long term liabilities	226,393	449,915

Total liabilities	505,099	506,516

Commitments and contingencies
Shareholder’s/member’s equity (deficit):
RNRC common stock, $0.01 par value, 1,000 shares authorized and issued	—	—
RWI common stock, $1.00 par value, 1,000 shares authorized and issued	1	1
Additional paid-in capital	37,594	37,594
Accumulated deficit	(37,693)	(29,436)
Shareholder’s/member’s deficit	(184,345)	(153,828)

Total Resolute shareholder’s/member’s deficit	(184,443)	(145,669)

Total liabilities and shareholder’s/member’s deficit	$320,656	$360,847

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC,
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC,
RESOLUTE WYOMING, INC.,
RNRC HOLDINGS, INC.
Combined Statements of Operations (UNAUDITED)
(in thousands)

			For the 267
	For the 86 Day		Day Period
	Period From	For the Three	From January	For the Nine
	July 1, 2009 to	Months Ended	1, 2009 to	Months Ended
	September 24,	September 30,	September 24,	September 30,
	2009	2008	2009	2008
Revenue:
Oil	$28,539	$56,253	$72,655	$167,205
Gas	3,385	9,234	10,183	24,803
Other	908	2,730	2,506	5,870

Total revenue	32,832	68,217	85,344	197,878

Operating expenses:
Lease operating	15,175	23,081	46,771	64,072
Depletion, depreciation, amortization, and asset retirement obligation accretion	5,975	11,354	21,925	34,774
Impairment of proved properties	—	—	13,295	—
General and administrative	4,228	8,478	8,076	16,555

Total operating expenses	25,378	42,913	90,067	115,401

Income (loss) from operations	7,454	25,304	(4,723)	82,477

Other income (expense):
Interest expense	(6,182)	(9,086)	(18,416)	(25,275)
Income (loss) on derivative instruments	17,797	136,401	(23,519)	(65,723)
Other income	5	340	47	553

Total other income (expense)	11,620	127,655	(41,888)	(90,445)

Income (loss) before income taxes	19,074	152,959	(46,611)	(7,968)
Income tax benefit (expense)	14,823	(1,800)	5,019	(3,882)

Net income (loss)	33,897	151,159	(41,592)	(11,850)

Less: Net (income) loss attributable to the noncontrolling interest	—	(85)	—	177

Net income (loss) attributable to Resolute	$33,897	$151,074	$(41,592)	$(11,673)

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC
RESOLUTE WYOMING, INC.
RNRC HOLDINGS, INC.
Combined Statements of Cash Flow (UNAUDITED)
(in thousands)

	For the 267 Day
	Period From	For the Nine
	January 1, 2009	Months Ended
	to September 24,	September 30,
	2009	2008
Operating activities:
Net loss	$(41,592)	$(11,850)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depletion, depreciation and amortization	21,244	34,247
Accretion of asset retirement obligations	681	527
Impairment of proved properties	13,295	—
Equity-based compensation	2,818	6,918
Write-off of deferred offering costs	—	2,480
Amortization of deferred financing costs	1,809	1,870
Unrealized loss on derivative instruments	25,458	23,748
Deferred income taxes	(4,732)	3,798
Loss on sale of other property and equipment	11	—
Other	(14)	(77)
Change in operating assets and liabilities:
Accounts receivable	(630)	9,671
Prepaid expenses and other current assets	365	1,985
Accounts payable and accrued expenses	(7,396)	(3,027)
Other current liabilities	(1,172)	25
Accounts payable — Holdings	(56)	4,512

Net cash provided by operating activities	10,089	74,827

Investing activities:
Acquisition, exploration and development expenditures	(10,054)	(54,672)
Proceeds from sale of oil and gas properties	218	381
Purchase of other property and equipment	(66)	(229)
Proceeds from sale of other property and equipment	10	—
Notes receivable — affiliated entities	7	1,718
Increase in restricted cash	(1,751)	(1,483)
Other	63	676

Net cash used for investing activities	(11,573)	(53,609)

Financing activities:
Deferred financing costs	(1,823)	(3,531)
Proceeds from bank borrowings	95,670	214,474
Payment of bank borrowings	(93,120)	(229,050)
Capital contributions	125	9,273
Capital distributions	(125)	(9,224)

Net cash used by financing activities	727	(18,058)

Net (decrease) increase in cash and cash equivalents	(757)	3,160
Cash and cash equivalents at beginning of period	1,935	7,089

Cash and cash equivalents at end of period	$1,178	$10,249

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,211	$24,872

Income taxes	$—	$20

Supplemental schedule of non-cash investing and financing activities:
Increase to asset retirement obligations	$2,641	$351

Increase to oil and gas properties through capitalized equity-based compensation	$—	$122

Capital expenditures financed through current liabilities	$1,450	$2,671

Capital distributions	$—	$(15)

Capital contributions	$—	$6,685

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC
RESOLUTE WYOMING, INC.
RNRC HOLDINGS, INC.
Combined Statements of Shareholder’s/Member’s Equity (Deficit) (UNAUDITED)
(in thousands, except for shares)

							Total
			Additional		Member’s		Shareholder’s/
	Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Member’s
	Shares	Amount	Capital	(Deficit)	(Deficit)	Interest	Equity (Deficit)
Balances at January 1, 2008	2,000	$1	$26,248	$(3,311)	$(100,189)	$3,104	$(74,147)
Capital contributions	—	—	15,909	—	4,227	—	20,136
Distributions	—	—	—	(15)	(9,224)	—	(9,239)
Net loss attributable to noncontrolling interest, January 1, 2008 through July 31, 2009	—	—	—	—	—	(177)	(177)
Acquisition of noncontrolling interest	—	—	1,981	945	—	(2,927)	—
Equity-based compensation	—	—	4,160	—	3,840	—	7,999
Issuance of common stock	1,000	—	1	—	—	—	1
Resources conversion to LLC	(1,000)	—	(10,705)	10,705	—	—	—
Net loss (as restated)	—	—	—	(37,760)	(52,482)	—	(90,242)

Balances at December 31, 2008 (as restated)	2,000	1	37,594	(29,436)	(153,828)	—	(145,669)
Capital contributions	—	—	—	—	125	—	125
Distributions	—	—	—	—	(125)	—	(125)
Equity-based compensation	—	—	—	—	2,818	—	2,818
Net loss	—	—	—	(8,257)	(33,335)	—	(41,592)

Balances at September 24, 2009	2,000	$1	$37,594	$(37,693)	$(184,345)	$—	$(184,443)

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC
RESOLUTE WYOMING, INC.
RNRC HOLDINGS, INC.
Notes to Combined Financial Statements (UNAUDITED)
Note 1 —Description of the Companies and Business
     Resolute Natural Resources Company, LLC (“Resources”), previously a Delaware corporation incorporated on January 22, 2004 and converted to a limited liability company on September 30, 2008, Resolute Aneth, LLC (“Aneth”), a Delaware limited liability company established on November 12, 2004, WYNR, LLC (“WYNR”), a Delaware limited liability company established on August 25, 2005, BWNR, LLC (“BWNR”), a Delaware limited liability company established on August 19, 2005, RNRC Holdings, Inc. (“RNRC”), a Delaware corporation incorporated on September 19, 2008 and Resolute Wyoming, Inc. (“RWI”) (formerly Primary Natural Resources, Inc. (“PNR”)), a Delaware corporation incorporated on November 21, 2003 (the change of name to RWI was effective September 29, 2008) (together, “Predecessor Resolute” or the “Companies”) are engaged in the acquisition, exploration, development, and production of oil, gas and hydrocarbon liquids, primarily in the Paradox Basin in southeastern Utah and the Powder River Basin in Wyoming. The Companies are wholly owned subsidiaries of Resolute Holdings Sub, LLC (“Sub”), which in turn is a wholly owned subsidiary of Resolute Holdings, LLC (“Holdings”).
Note 2—Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited combined interim financial statements of Predecessor Resolute have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in the information disclosed in the notes to Predecessor Resolute’s combined financial statements for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.
     On July 31, 2008, Predecessor Resolute acquired RWI. 87.23% of the acquisition of RWI was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Accordingly, the combined financial statements give retrospective effect to these transactions, and therefore, Predecessor Resolute’s results from January 1, 2008, through July 31, 2008, include 87.23% of the operations of RWI. The remaining 12.77% of the acquisition of RWI was accounted for using the purchase method. Accordingly, the accompanying combined financial statements reflect the 12.77% as not owned.
     On September 25, 2009 (the “Acquisition Date”), Hicks Acquisition Company I, Inc. (“HACI”) consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement (the “Acquisition Agreement”) with Resolute Energy Corporation (“Resolute”), which, through a series of transactions, HACI’s stockholders collectively acquired a majority of the outstanding equity of the Companies (the “Resolute Transaction”), and Resolute will own, directly or indirectly, 100% of the equity interests of Resources, WYNR, BWNR, “RNRC”, and RWI, and indirectly owns a 99.996% equity interest in Aneth.
Significant Accounting Policies
     The significant accounting policies followed by Predecessor Resolute are set forth in Note 1 to Predecessor Resolute’s combined financial statements for the year ended December 31, 2008. These unaudited combined interim financial statements are to be read in conjunction with the combined financial statements and related notes for the year ended December 31, 2008.
Assumptions, Judgments, and Estimates
     The preparation of the combined interim financial statements in conformity with GAAP requires management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events. Accordingly, actual results could differ from amounts previously established.

     Significant estimates with regard to the combined interim financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative assets and liabilities, the estimated expense for equity based compensation and depletion, depreciation, and amortization.
Fair Value of Financial Instruments
     The carrying amount of Predecessor Resolute’s financial instruments, namely cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value because of the short-term nature of these instruments. The fair value to the notes receivable and payable approximate their fair market value. The long-term debt has a recorded value that approximates its fair market value since its variable interest rate is tied to current market rates.
Note 3—Industry Segment and Geographic Information
     At September 24, 2009, Predecessor Resolute conducted operations in one industry segment, that being the crude oil, gas and natural gas liquids exploration and production industry. All of Predecessor Resolute’s operations and assets are located in the United States, and all of its revenues are attributable to domestic customers. Predecessor Resolute considers gathering, processing and marketing functions as ancillary to its oil and gas producing activities, and therefore are not reported as a separate segment.
Note 4—Accounting Standards Update
     Predecessor Resolute adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations on January 1, 2009. FASB ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the contingent and identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FASB ASC Topic 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The nature and magnitude of the specific effects of FASB ASC Topic 805 on the combined financial statements will depend upon the nature, terms and size of the acquisitions consummated after the effective date. There have not been any acquisitions since adoption.
     In April 2009, the FASB issued ASC Topic 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC Topic 825-10-65-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on Predecessor Resolute’s combined financial statements, other than additional disclosures.
     In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC Topic 820-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FASB ASC Topic 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this pronouncement did not have an impact on Predecessor Resolute’s combined financial statements.
     Predecessor Resolute adopted FASB ASC Topic 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements — an amendment to Accounting Research Bulletin (“ARB”) No. 51, on January 1, 2009. FASB ASC Topic 810-10-65-1 changed the accounting and reporting requirements for minority interests, which are now characterized as noncontrolling interests and are classified as a component of equity in the accompanying combined balance sheets. FASB ASC Topic 810-10-65-1 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests, with all other requirements applied prospectively. Accordingly, Predecessor Resolute has reclassified net income attributable to noncontrolling interests on the combined statements of operations, to below net income for all periods presented.
     In March 2008, the FASB issued ASC Topic 815-10-65, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133. FASB ASC Topic 815-10-65 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under the derivatives and hedging topic of the ASC, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. Accordingly, Predecessor Resolute has adopted this pronouncement as of January 1, 2009 (see Note 11).
     Predecessor Resolute adopted FASB ASC Topic 855, Subsequent Events on April 1, 2009, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 requires companies to disclose the date through which the company evaluated subsequent events, the basis for that date, and whether that date represents the date the financial statements were issued. The adoption of this pronouncement did not have a material impact on Predecessor Resolute’s combined financial statements.
     Predecessor Resolute adopted FASB ASC Topic 105-10-65-1, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles on July 1, 2009. This pronouncement is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. This pronouncement established only two levels of GAAP, authoritative and nonauthoritative. The ASC was not intended to change or alter existing GAAP, and it therefore did not have any impact on Predecessor Resolute’s combined financial statements, other than to modify certain existing disclosures. The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC is considered nonauthoritative.
Note 5—Oil and Gas Properties
     Predecessor Resolute uses the full cost method of accounting for oil and gas producing activities. All costs incurred in the acquisition, exploration and development of properties, including costs of unsuccessful exploration, costs of surrendered and abandoned leaseholds, delay lease rentals and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities, improved recovery systems and a portion of general and administrative expenses are capitalized within the cost center.
     Predecessor Resolute conducts tertiary recovery projects on certain of its oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods. Under the full cost method, all development costs are capitalized at the time incurred. Development costs include charges associated with access to and preparation of well locations, drilling and equipping development wells, test wells, and service wells including injection wells; acquiring, constructing, and installing production facilities and providing for improved recovery systems. Improved recovery systems include all related facility development costs and the cost of the acquisition of tertiary injectants, primarily purchased CO2. The development cost related to CO2 purchases are incurred solely for the purpose of gaining access to incremental reserves not otherwise recoverable. The accumulation of injected CO2, in combination with additional purchased and recycled CO2, provide future economic value over the life of the project.
     In contrast, other costs related to the daily operation of the improved recovery systems are considered production costs and are expensed as incurred. These costs include, but are not limited to, compression, electricity, separation, re-injection of recovered CO2 and water. Costs incurred to maintain reservoir pressure are also expensed as incurred.
     Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. Predecessor Resolute capitalized general and administrative and operating costs of $0.1 million and $0.3 million related to its acquisition, exploration and development activities for the 86 and 267 day period ended September 24, 2009, respectively. Predecessor Resolute capitalized general and administrative and operating costs of $0.2 million and $1.4 million related to its acquisition, exploration and development activities for the three and nine months ended September 30, 2008, respectively.
     Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense as appropriate.
     Pursuant to full cost accounting rules, Predecessor Resolute must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. As a result of this limitation on capitalized costs, the accompanying interim combined financial statements include a provision for an impairment of oil and gas property cost for the 267 day period ended September 24, 2009 of $13.3 million. There was no provision for impairment recorded for the 86 day period ended September 24, 2009 and the three and nine month periods ended September 30, 2008.
     No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain or loss significantly alters the relationship between the capitalized costs and proved oil reserves of the cost center.
     Depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of asset retirement obligations and future development costs of proved reserves, including, but not limited to, costs to drill and equip development wells, constructing and installing production and processing facilities, and improved recovery systems, including the cost of required future CO2 purchases.
Note 6—Asset Retirement Obligations
     Asset retirement obligations relate to future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred (typically when the asset is installed at the production location), and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depleted on a units-of-production basis as part of the full cost pool. Revisions to estimated asset retirement obligations result in adjustments to the related capitalized asset and corresponding liability.
     Predecessor Resolute’s estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount Predecessor Resolute’s abandonment liabilities range from 3.90% to 13.50%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.
     The following table provides a reconciliation of Predecessor Resolute’s asset retirement obligation (in thousands):

			For the 267
	For the 86 Day		Day Period
	Period From	For the Three	From January	For the Nine
	July 1, 2009 to	Months Ended	1, 2009 to	Months Ended
	September 24,	September 30,	September 24,	September 30,
	2009	2008	2009	2008
Asset retirement obligations at beginning of period	$10,248	$9,138	$9,828	$8,445
Accretion expense	210	183	681	527
Additional liability incurred	—	—	—	—
Liabilities settled	(726)	—	(1,337)	(2)
Revisions to previous estimates	2,081	—	2,641	351

Asset retirement obligations at end of period	11,813	9,321	11,813	9,321
Less current asset retirement obligations	2,565	1,704	2,565	1,704

Long-term asset retirement obligations	$9,248	$7,617	$9,248	$7,617

Note 7—Related Party Transactions
     Resources has received payments due Holdings for Holdings’ transactions not related to Predecessor Resolute. Such payments have not yet been reimbursed to Holdings. These payables are reflected on the combined balance sheet as “Accounts payable — Holdings” and carried a balance of $1.3 million at September 24, 2009 and December 31, 2008, respectively.

Note 8—Long Term Debt
     Long term debt and current portion of long term debt consisted of the following at September 24, 2009 and December 31, 2008, respectively (in thousands):

	September 24,	December 31,
	2009	2008
Credit agreements:
First Lien Facility	$198,700	$196,150
Second Lien Facility	225,000	225,000

Total long term debt	423,700	421,150

Less: current portion of long term debt	225,000	—

Long term debt	$198,700	$421,150

First Lien Facility
     Predecessor Resolute’s credit facility is with a syndicate of banks led by Wachovia Bank, National Association (the “First Lien Facility”) with Aneth as the borrower. The First Lien Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Predecessor Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances either Predecessor Resolute or the lenders may request an interim redetermination. As of September 24, 2009, the borrowing base was $240 million. Unused availability under the borrowing base as of September 24, 2009 was $32.8 million. The borrowing base availability has been reduced by $8.5 million in conjunction with letters of credit issued to vendors at September 24, 2009. The First Lien Facility matures on April 13, 2011 and, to the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. On May 12, 2009, Predecessor Resolute entered into the Fourth Amendment to the Amended and Restated First Lien Credit Facility (“Fourth Amendment”) to redetermine its borrowing base and interest rates, and to amend its Maximum Leverage Ratio covenant (effective March 31, 2009). Under the terms of the Fourth Amendment, at Aneth’s option, the outstanding balance under the First Lien Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.5% to 3.5%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Federal Funds Effective Rate plus 0.5%, plus a margin which varies from 1.0% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. Pursuant to the terms of the First Lien Facility, the borrowing base was reset to $240.0 million, a reduction of $44.0 million from the prior redetermination amount of $284.0 million. On July 28, 2009, Resolute entered into the Fifth Amendment to the Amended and Restated First Lien Credit Facility (“Fifth Amendment”) to amend its Current Ratio covenant. Under the terms of the Fifth Amendment, the Current Ratio covenant was not applicable for the quarters ended March 31, 2009 and June 30, 2009. On September 17, 2009, Predecessor Resolute entered into the Sixth Amendment to the Amended and Restated First Lien Credit Facility to amend certain terms and sections in the agreement in order to allow for the Resolute Transaction. As of September 24, 2009 and December 31, 2008, the weighted average interest rate on the outstanding balance under the facility was approximately 4.0% and 5.0%, respectively. The First Lien Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by all of the companies other than Aneth.
     The First Lien Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Predecessor Resolute was not in compliance with the First Lien Facility June 30, 2009 Maximum Leverage Ratio covenant. The Company entered into a waiver agreement with its First Lien Facility lenders on August 27, 2009, whereby the requirement to comply with the Maximum Leverage Ratio covenant for the period ending June 30, 2009 had been waived until the earlier to occur of (a) October 15, 2009 or (b) the Early Termination Date, defined as the date on which the lenders notify Predecessor Resolute that it has determined in its sole discretion that a material condition to the merger between Predecessor Resolute and HACI is unlikely to be satisfied by October 15, 2009 (“Waiver Termination Date”). Upon the Waiver Termination Date, the Maximum Leverage Ratio shall be calculated using the outstanding debt amount as of the Waiver Termination Date. The terms of the waiver allowed Predecessor Resolute to remain in compliance with the Maximum Leverage Ratio covenant at June 30, 2009 and September 24, 2009. Predecessor Resolute was in compliance with all other terms and covenants of the First Lien Facility at September 24, 2009.
     On September 25, 2009, Resolute repaid $99.5 million outstanding under the First Lien Facility with cash received from the Resolute Transaction, and as such, there is evidence as of September 24, 2009, that Predecessor Resolute would remain in compliance with the terms and covenants of the First Lien Facility for the next twelve months. Therefore, Predecessor Resolute has classified all First Lien Facility outstanding debt as long term at September 24, 2009.

Second Lien Facility
     Predecessor Resolute’s term loan was with a group of lenders, with Wilmington Trust FSB as the agent (the “Second Lien Facility”) and with Aneth as the borrower. Balances outstanding under the Second Lien Facility accrue interest at either (a) the adjusted London Interbank Offered Rate plus the applicable margin of 4.5%, or (b) the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Alternative Base Rate, plus the applicable margin of 3.5%. The Second Lien Facility was collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and was guaranteed by all of the companies other than Aneth. The claim of the Second Lien Facility lenders on the collateral was explicitly subordinated to the claim of the First Lien Facility lenders. As of December 31, 2008 and September 24, 2009, the weighted average interest rate on the outstanding balance under the facility was approximately 7.7% and 5.0%, respectively.
     The Second Lien Facility included terms and covenants that placed limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. On August 28, 2009, Aneth gave notice to the lenders that it was in default of the Maximum Leverage Ratio covenant (calculated as the ratio of debt to trailing four quarter EBITDA), as measured at June 30, 2009. On September 1, 2009, lenders under the Second Lien Credit Facility declared the loan in default and accelerated the indebtedness. As a result of the declaration of default on September 1, 2009, default interest of an additional 2% per annum was imposed and the Company was prohibited from utilizing the Eurodollar interest option in future borrowings under the facility. Due to the covenant violation and declaration of the loan in default, Predecessor Resolute classified the outstanding balance of its Second Lien Facility as current at September 24, 2009.
     On September 25, 2009, Resolute repaid all amounts outstanding under the Second Lien Facility with cash received from the Resolute Transaction.
Note 9—Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the 86 day and 264 day periods ended September 24, 2009 and the three month and nine month periods ended September 30, 2008 differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.
     The following table summarizes the components of the provision for income taxes (in thousands):

	For the 86 Day		For the 267 Day
	Period From	For the Three	Period From	For the Nine
	July 1, 2009 to	Months Ended	January 1, 2009	Months Ended
	September 24,	September 30,	to September 24,	September 30,
	2009	2008	2009	2008
Current income tax benefit (expense)	$(92)	$—	$(104)	$(109)
Deferred income tax benefit (expense)	(396)	(1,800)	5,123	(3,773)
Valuation allowance	15,311	—	—	—

Total income tax benefit (expense)	$14,823	$(1,800)	$5,019	$(3,882)

     Tax benefit (expense) is calculated based on taxable income of RNRC and RWI, which are taxable entities. Aneth, Sub, BWNR and WYNR are pass-through entities for federal and state income tax purposes. As such, neither current nor deferred income taxes are recognized by these entities.
     Predecessor Resolute recorded a full valuation allowance against its deferred tax assets as of March 31, 2009 due to uncertainty as to their realization. During the 86 day period ended September 24, 2009, Predecessor Resolute released the valuation allowance as management no longer believes that there is substantial doubt that the Companies will continue as a going concern due to the Resolute Transaction described in Note 2.
     During the 86 day period ended September 24, 2009, a previously unrecognized tax benefit in the amount of $386,000 related to an uncertain tax position was recognized. Previously accrued interest and penalties were reversed. This recognition and reversal resulted from the expiration of the applicable statute of limitations on September 15, 2009.

Note 10 — Shareholder’s/Member’s Equity and Equity Based Awards
Common Stock
     At December 31, 2008 and September 24, 2009, RNRC and RWI each had 1,000 shares of common stock, par value $0.01 and $1.00 per share, authorized, issued and outstanding, respectively.
Member’s Equity
     At December 31, 2008 and September 24, 2009, member’s equity included Aneth, WYNR, BWNR and Resources.
Incentive Interests
     Resources
     “Incentive Units” were granted by Holdings to certain of its members who were also officers, as well as to other employees of Resources. The Incentive Units were intended to be compensation for services provided to Resources. The original terms of the five tiers of Incentive Units are as follows. Tier I units vest ratably over three years, but are subject to forfeiture if payout is not realized. Tier I payout is realized at the return of members’ invested capital and a specified rate of return. Tiers II through V vest upon certain specified multiples of cash payout. Incentive Units are forfeited if an employee of Predecessor Resolute is either terminated for cause or resigns as an employee. Any Incentive Units that are forfeited by an individual employee revert to the founding senior managers of Predecessor Resolute and, therefore, the number of Tier II through V Incentive Units is not expected to change.
     On June 27, 2007, Holdings made a capital distribution of $100 million to its equity owners from the proceeds of the amended and restated second lien credit agreement described in Note 8. This distribution caused both the Tier I payout to be realized and the Tier I Incentive Units to vest. As a result of the distribution, management has determined that it is probable that Tiers II-V incentive unit payouts will be achieved.
     Predecessor Resolute recorded $897,000 and $934,000 of equity based compensation expense in general and administrative expense in the combined statements of operations during the 86 day period ended September 24, 2009 and the three month period ended September 30, 2008, respectively. Additionally, Predecessor Resolute recorded $2.8 million and $2.8 million of equity based compensation expense in general and administrative expense in the combined statements of operations for the 267 day period ended September 24, 2009 and the nine month period ended September 30, 2008, respectively. No equity compensation expense was capitalized and recorded in oil and gas properties during 2009. An additional $4,000 and $100,000 of equity compensation expense was capitalized and recorded in oil and gas properties during the three and nine month period ended September 30, 2008, respectively.
     Predecessor Resolute amortizes the estimated fair value of the Incentive Units over the remaining estimated vesting period using the straight-line method. The estimated weighted average fair value remaining of the Incentive Units was calculated using a discounted future net cash flows model. No Incentive Units vested during the period ended September 24, 2009.
     A summary of the activity associated with Predecessor Resolute’s Incentive Unit plan for the 267 day period ended September 24, 2009, is as follows:

Incentive Units
January 1, 2009	17,797,801
Granted	—
Forfeited	—

September 24, 2009	17,797,801

     A summary of the status and activity of non-vested Incentive Units of Holdings for the 267 day period ended September 24, 2009, is as follows:

Weighted
	Non-Vested	Average Grant
	Incentive Units	Date Fair Value
Non-vested, at January 1, 2009	6,190,539	$2.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested, at September 24, 2009	6,190,539	$2.08

     Total unrecognized compensation cost related to Predecessor Resolute’s non-vested Incentive Units totaled $5.3 million as of September 24, 2009, which is expected to be recognized over weighted-average periods of 0.75 years, 1.75 years, 2.75 years and 2.75 years for the Tier II, Tier III, Tier IV and Tier V Incentive Units, respectively.

     Resolute Wyoming, Inc.
     The Primary Natural Resources Holdings, LLC (“PNRH”) Operating Agreement (the “Operating Agreement”) provided for the issuance of up to 900,000 “PNRH Incentive Interests,” consisting of 844,000 Incentive Units and 56,000 Incentive Options. PNR was wholly owned by PNRH prior to the PNR acquisition. There were two categories for Incentive Units, described as Tier I and Tier II. There was one category for Incentive Options described as Tier I. Tier I Incentive Units received preferential payout over Tier II. Of the 844,000 Incentive Units, 484,000 and 360,000 were classified as Tier I and Tier II, respectively. Holders of Incentive Units were entitled to cash distributions following the sale, merger or other transaction involving the stock or assets of PNR after the recovery of capital contributions plus a rate of return, specified as payout levels in the Operating Agreement. The 844,000 Tier I and Tier II Incentive Units were granted in January 2004 to certain members of PNR’s management.
     The original terms of the PNRH Incentive Interests are as follows. Tier I Incentive Units and Incentive Options vest ratably over a three-year period from the date of grant or will vest in full upon the occurrence of a Fundamental Change, as defined in the Operating Agreement. However, unless a payout level specified in the Operating Agreement is reached by January 23, 2009, Tier I Incentive Units, whether vested or not, will automatically become null and void. On January 23, 2009, all unexercised Incentive Options terminated. Tier II Units vest when a payout level specified in the Operating Agreement is reached. If the payout level specified for the Tier II Units is not reached by January 23, 2009, the Tier II Units will automatically become null and void. All Incentive Interests held by an employee, whether vested or not, will be automatically forfeited if the employee is terminated with or without reason, including termination, death or disability.
     Due to the acquisition of PNR on July 31, 2008, the performance criteria related to the PNRH Incentive Interests was achieved and the Incentive Interests fully vested. As a result, $4.2 million of equity based compensation expense was recorded in general and administrative expense during the third quarter of 2008. No further equity based compensation expense will be recorded related to these Incentive Interests.
Equity Appreciation Rights
     In November 2006 and May 2008, 2,500,000 and 3,000,000 Equity Appreciation Rights (“EARs”) were authorized, respectively. The EARs are periodically granted by Sub to certain of Predecessor Resolute’s employees. The EARs represent contract rights to a certain portion of future distributions of cash by Sub.
     Upon consummation of the Acquisition Agreement on September 25, 2009 the EARs plan was cancelled. Predecessor Resolute has not assigned any value or recognized any share based compensation expense related to the EARs because no distributions were made in respect of such EARs prior to the plan termination.
     On May 29, 2008, Resources, on behalf of Sub, entered into Agreements with several employees permitting those employees to make an offer to exchange for cash some or all of the EARs issued in 2006 and 2007 under the EARs Plan, dated November 27, 2006. The participant could elect to offer to exchange all or any portion of their EARs for time vested cash awards equal to $2.00 per unit. During 2008, a total of 394,878 units were exchanged from employees under this agreement. Also on May 29, 2008, Resources, on behalf of Sub, granted incentive awards allowing employees to elect to receive a certain number of EARs or an amount of time vested cash award with the same interest terms. All of the cash awards bear simple interest of 15% per annum on the outstanding face value of the cash awards commencing January 1, 2008, and are payable in three installments on January 1, 2009, 2010 and 2011. During 2008, a total of 394,878 units were exchanged from employees under this agreement. For the 86 day period ended September 24, 2009, and the three months ended September 30, 2008, $75,000 and $121,000 of compensation expense was recognized, respectively. For the 267 day period ended September 24, 2009 and the nine months ended September 30, 2008 $224,000 and $364,000 of compensation expense was recognized, respectively.
     The time vested cash awards are accounted for as deferred compensation. The annual payments are paid based on the employee’s tenure with Resources and there is potential for forfeiture of the time vested payment, therefore Predecessor Resolute will accrue for each time vested payment and related return for the respective year on an annual basis.
     Total EARs issued and outstanding for the periods ended September 24, 2009 and December 31, 2008 was 2,963,000 and 3,076,000 respectively. A summary of the activity associated with the EARs for the 267 day period ended September 24, 2009, is as follows:

EARs
January 1, 2009	3,076,000
Granted	—
Forfeited	(113,000)

September 24, 2009	2,963,000

     The EARs plan was terminated on September 25, 2009, and all outstanding EARs were cancelled due to the Resolute Transaction. The time vested cash awards were not terminated.
Note 11 — Derivative Instruments
     Predecessor Resolute enters into commodity derivative contracts to manage its exposure to oil and gas price volatility. Predecessor Resolute has not elected to designate derivative instruments as cash flow hedges under the provisions of FASB ASC Topic 815, Derivatives and Hedging. As a result, these derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying combined statements of operations. Realized and unrealized gains and losses from Predecessor Resolute’s price risk management activities are recognized in other income (expense), with realized gains and losses recognized in the period in which the related production is sold. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as financing activities in the statement of cash flows. Commodity derivative contracts may take the form of futures contracts, swaps or options.
     As of September 24, 2009, Predecessor Resolute had entered into certain commodity swap contracts. The following table represents Predecessor Resolute’s commodity swaps with respect to its estimated oil and gas production from proved developed producing properties through 2013:

				Gas (NYMEX HH)
			Oil (NYMEX WTI)	Weighted Average
		MMBtu per	Weighted Average	Hedge Price per
Year	Bbl per Day	Day	Hedge Price per Bbl	MMBtu
2009	3,900	1,800	$62.75	$9.93
2010	3,650	3,800	$67.24	$9.69
2011	3,250	2,750	$68.26	$9.32
2012	3,250	2,100	$68.26	$7.42
2013	2,000	1,900	$60.47	$7.40
     Predecessor Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Predecessor Resolute’s outstanding basis swaps as of September 24, 2009.

			Weighted Average
			Hedged Price
		MMBtu per	Differential per
Year	Index	Day	MMBtu
2009 – 2013	Rocky Mountain NWPL	1,800	$2.10
     As of September 24, 2009, Predecessor Resolute had entered into certain commodity collar contracts. The following table represents Predecessor Resolute’s commodity collars with respect to its estimated oil and gas production from proved developed producing properties:

				Gas (NYMEX HH)
			Oil (NYMEX WTI)	Weighted Average
		MMBtu per	Weighted Average	Hedge Price per
Year	Bbl per Day	Day	Hedge Price per Bbl	MMBtu
2009	250	3,288	$105.00-151.00	$5.00-9.35
2010	200	—	$105.00-151.00	—
     For financial reporting purposes, Predecessor Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty. The table below summarizes the location and fair value amounts of Predecessor Resolute’s commodity derivative instruments reported in the combined balance sheets (in thousands):

	September 24,	December 31,
	2009	2008
Assets
Current assets: derivative instruments	$8,185	$19,017
Other assets: derivative instruments	4,656	18,114

Total assets	12,841	37,131

Liabilities
Current liabilities: derivative instruments	(5,034)	(1,141)
Noncurrent liabilities: derivative instruments	(17,467)	(20,193)

Total liabilities	(22,501)	(21,334)

Net derivative fair value	$(9,660)	$15,797

     Because Predecessor Resolute’s derivative instruments are not designated and do not qualify as hedging instruments under the FASB ASC Topic 815, the gains and losses are included in other income (expense) in the combined statements of operations. The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the combined statements of operations for the periods presented below (in thousands):

	For the 86 Day		For the 267 Day
	Period From	For the Three	Period From	For the Nine
	July 1, 2009 to	Months Ended	January 1, 2009 to	Months Ended
	September 24,	September 30,	September 24,	September 30,
	2009	2008	2009	2008
Other income (expense)
Realized (losses) gains	$(12,100)	$(15,112)	$1,939	$(41,975)
Unrealized gains (losses)	29,897	151,513	(25,458)	(23,748)

Total: gain (loss) on derivative instruments	$17,797	$136,401	$(23,519)	$(65,723)

Credit Risk and Contingent Features in Derivative Instruments
     Predecessor Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. With the exception of one contract, all counterparties are also lenders under Predecessor Resolute’s First Lien Facility. For these contracts, Predecessor Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the First Lien Facility. The counterparty that is not among Predecessor Resolute’s lenders is a multinational energy company with a corporate credit rating of AA as classified by Standard and Poor’s. Predecessor Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. Predecessor Resolute has set-off provisions with its lenders that, in the event of counterparty default, allow Predecessor Resolute to set-off amounts owed under the First Lien Facility or other general obligations against amounts owed for derivative contract liabilities.
     The maximum amount of loss in the event of all counterparties defaulting is $300,000 as of September 24, 2009, after netting any amounts payable by Predecessor Resolute to its counterparties.
     See Note 12 for further discussion of derivative instruments.
Note 12 — Fair Value Measurements
     FASB ASC Topic 820, Fair Value Measurements and Disclosures clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. During 2008, Predecessor Resolute elected to not apply FASB ASC Topic 820 to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, including nonfinancial long-lived assets measured at fair value for an impairment assessment and asset retirement obligations initially measured at fair value.
     Predecessor Resolute fully adopted FASB ASC Topic 820 as it relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g. those measured at fair value in a business combination, the initial recognition of asset retirement obligations, and impairments of goodwill and other long-lived assets) as of January 1, 2009. The full adoption did not have a material impact on Predecessor Resolute’s combined financial statements or its disclosures.
     FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exact price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Significant inputs to the valuation model are unobservable.
     An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Predecessor Resolute’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Following is a description of the valuation methodologies used by Predecessor Resolute as well as the general classification of such instruments pursuant to the hierarchy.
     As of September 24, 2009, Predecessor Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Predecessor Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.
     The following is a listing of Predecessor Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 24, 2009 (in thousands):

						September 24,
Description	Level 1		Level 2	Level 3		2009
Assets
Current portion of commodity derivative assets		$—	$8,185		$—	$8,185
Non-current portion of commodity derivative assets		—	4,656		—	4,656

Total	$		$12,841	$		$12,841

Liabilities
Current portion of commodity derivative liabilities		$—	$(5,034)		$—	$(5,034)
Non-current portion of commodity derivative liabilities		—	(17,467)		—	(17,467)

Total	$		$(22,501)	$		$(22,501)

Note 13 — Commitments and Contingencies
CO2 Take-or-Pay Agreements
     Predecessor Resolute entered into two take-or-pay purchase agreements, each with a different supplier, under which Predecessor Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Predecessor Resolute’s enhanced tertiary recovery projects in Aneth Field. In each case, Predecessor Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The CO2 volumes planned for use on the enhanced recovery projects exceed the minimum daily volumes provided in this take-or-pay purchase agreement. Therefore, Predecessor Resolute expects to avoid any payments for deficiencies.
     One contract was effective July 1, 2006, with a four year term. As of September 24, 2009, future commitments under this purchase agreement amounted to approximately $800,000 for the remainder of 2009 and $2.9 million in 2010, based on prices in effect at September 30, 2009. The second contract was entered into on May 25, 2005, and was amended on July 1, 2007, and has a ten year term. Future commitments as of September 24, 2009 under this purchase agreement amounted to approximately $40.7 million through June 2016 based on prices in effect on September 30, 2009. The annual minimum obligation by year is as follows:

Commitments
Year	(in millions)
September 2009 – December 2009	$3.8
2010	11.8
2011	8.9
2012	6.9
2013	6.7
Thereafter	6.3

Total	$44.4

Crude Production Purchase Agreement
     Predecessor Resolute sells all of its crude oil production from the Aneth field to a single customer, Western Refining Southwest, Inc. (“Western”), a subsidiary of Western Refining, Inc. Predecessor Resolute and Western entered into a new contract on August 27, 2009, effective September 1, 2009. The new contract provides for a minimum price equal to the NYMEX price for crude oil less a fixed differential of $6.25 per Bbl. The contract provides for an initial term of one year and continuing month-to-month thereafter, with either party having the right to terminate after the initial term, upon ninety days written notice. The contract may also be terminated by Western after December 31, 2009, upon sixty days written notice, if Western is not able to renew its right-of-way agreements with the Navajo Nation or if such rights-of-way are declared invalid and it is prevented from using such rights-of way.

Note 14 — Financial Statement Restatement
     Predecessor Resolute restated its combined financial statements for the year ended December 31, 2008. Subsequent to the issuance of its 2008 combined financial statements, Predecessor Resolute’s management determined that the analysis of the full cost ceiling test did not properly take into account the impact of the deferred income taxes. As a result, the combined balance sheet includes an additional $17.0 million provision for impairment of oil and gas properties and a related increase to deferred tax asset of $6.1 million.
     The balance sheet items affected by this restatement as of December 31, 2008, are indicated below:

	Combined Balance Sheet
	December 31,
	2008
	Previously		As
	Reported	Adjustment	Restated
Proved oil and gas properties(a)	$365,099	$(17,041)	$348,058
Net oil and gas properties(a)	$280,097	$(17,041)	$263,056
Net property and equipment(a)	$282,704	$(17,041)	$265,663
Deferred income taxes — noncurrent asset(b)	$8,608	$6,097	$14,705
Total other assets(a)(b)	$45,138	$6,097	$51,235
Total assets(a)(b)	$371,791	$(10,944)	$360,847
Accumulated deficit(c)	$(18,492)	$(10,944)	$(29,436)
Total shareholder’s/member’s deficit(c)	$(134,725)	$(10,944)	$(145,669)
Total liabilities and shareholder’s/member’s deficit(c)	$371,791	$(10,944)	$360,847

(a)	Adjustment related to the full cost ceiling test based on not properly taking into account the impact of the deferred taxes.

(b)	Adjustments related to the tax effect for the additional impairment to proved properties.

(c)	Additional net loss incurred due to the additional impairment and related taxes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     References to the “Company,” “us” or “we” refer to Resolute Energy Corporation (‘Resolute”), a corporation formed to consummate a business combination between Hicks Acquisition Company I, Inc. (“HACI”), Resolute and Resolute Holdings Sub, LLC. “Predecessor Resolute” refers to the companies acquired by Resolute in the Resolute Transaction, as defined below, with respect to their operations prior to September 25, 2009, the date of the Resolute Transaction. The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Due to the nature of the Resolute Transaction, two sets of financial statements are presented in this report. The first set covers the reporting company, Resolute. The second set covers the predecessor company, Predecessor Resolute. This discussion is presented in two parts, the first relating to the business of Resolute, and the second setting forth comparative data with respect to Predecessor Resolute.
RESOLUTE ENERGY CORPORATION
     The following section of the MD&A addresses the business of Resolute, the Resolute Transaction, how Resolute evaluates its operations, factors that affect Resolute’s operations and the results of operations, liquidity and capital resources of Resolute as the successor to HACI, which has been treated as the acquirer in the Resolute financial statements presented herein. As such, the Resolute financial statements reflect the operations of HACI on a stand-alone basis for the period through September 24, 2009, the date of closing of the Resolute Transaction, and reflects Predecessor Resolute’s operations as part of Resolute for the period from September 25, 2009, through September 30, 2009.
Overview
     Resolute is an independent oil and gas company engaged in the exploitation and development of its oil and gas properties located in Utah and Wyoming. Approximately 85% of Resolute’s revenues are generated from the sale of oil production. Resolute’s largest asset is its property base in Aneth Field, a mature, long-lived oil producing field located in the Paradox Basin on the Navajo Reservation in southeast Utah, which represents 89% of Resolute’s total proved reserves. Resolute owns a majority of the working interests in, and is the operator of, three federal production units covering approximately 43,000 gross acres of Aneth Field (the “Aneth Field Properties”). These are the Aneth Unit, in which Resolute owns a 62% working interest, the McElmo Creek Unit, in which Resolute owns a 75% working interest, and the Ratherford Unit, in which Resolute owns a 59% working interest. As of December 31, 2008, Predecessor Resolute had interests in, and operated, 392 gross (258 net) active producing wells and 323 gross (211 net) active water and CO2 injection wells in its Aneth Field Properties. The crude oil produced from Resolute’s Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. The remaining assets are primarily located in the Powder River Basin of Campbell County, Wyoming. These Wyoming reserves, anchored by Hilight Field (the “Wyoming Properties”) represent 11% of Resolute’s total proved reserves. Hilight Field is characterized by conventional oil and gas production from the Muddy Formation, with a small component of unconventional coalbed methane (“CBM”), production from shallow coal deposits. As of December 31, 2008, Predecessor Resolute operated 391 gross (353 net) of the 396 gross (354 net) wells, and owns approximately 90% of the working interest in the wells it operates.
     As of December 31, 2008, Predecessor Resolute’s estimated net proved reserves were approximately 49.3 million equivalent barrels of oil (“MMBoe”), of which approximately 64% were proved developed reserves and approximately 91% were oil. The standardized measure of Predecessor Resolute’s estimated net proved reserves as of December 31, 2008, was $247.8 million.
     Resolute believes that significantly more oil can be recovered from its Aneth Field Properties through industry standard secondary and tertiary recovery techniques. Resolute has completed a number of exploitation and expansion projects that increased its proved developed reserve base and has evaluated additional activities, including CO2 and waterflood expansions, infrastructure enhancements, recompletions and workovers of producing wells, water and CO2 injection wells and infill drilling that Resolute anticipates will further expand its proved developed reserve base. These activities employ technologies that have been used successfully in Aneth Field and elsewhere. Resolute believes that none of the previous operators of the Aneth Field Properties had committed the capital or attention necessary to fully undertake these activities.
     In addition, Resolute has evaluated more than 40 exploitation opportunities in Hilight Field. These projects involve the re-stimulation of the Muddy Formation through hydraulic fracturing. The prior operator successfully completed a number of these projects and Resolute believes there are significant remaining opportunities to increase production and reserves.
     Resolute focuses its efforts on increasing reserves and production while controlling costs at a level that is appropriate for long-term operations. Resolute’s future earnings and cash flow from operations are dependent on its ability to manage its overall cost structure at a level that allows for profitable production.

The Resolute Transaction
     On September 25, 2009 (the “Acquisition Date”), Resolute consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement dated as of August 2, 2009 (the “Acquisition Agreement”) by and among us, HACI, Resolute Holdings Sub, LLC (“Sub”), Resolute Subsidiary Corporation, a wholly-owned subsidiary of Resolute (“Merger Sub”), Resolute Aneth, LLC, a subsidiary of Sub (“Aneth”), Resolute Holdings, LLC and HH-HACI, L.P. (the “Sponsor”), pursuant to which HACI stockholders acquired a majority of the outstanding shares of capital stock of Resolute and Resolute acquired all of the operating companies previously owned by Sub (the “Resolute Transaction”). Prior to September 25, 2009, HACI was a blank check company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets.
     As a result of the Resolute Transaction, through a series of transactions, shareholders of HACI common stock, par value $0.0001 per share, acquired approximately 82% of the outstanding shares of Resolute common stock, par value $0.0001 per share (“Resolute common stock”), and Sub owns approximately 18% of the outstanding Resolute common stock, excluding, in each case, warrants, options and the Resolute Earnout Shares (as defined below). HACI transferred $325 million remaining in its trust account, after payment of expenses of $11 million and redemption of HACI common stock and warrants in the amount of $201 million to Aneth in exchange for a membership interest in Aneth. Sub then contributed its direct and indirect ownership interests in its operating subsidiaries to HACI. Merger Sub merged with and into HACI, with HACI surviving the merger and continuing as a wholly-owned subsidiary of Resolute. As required by the Acquisition Agreement, the $325 million was used to repay amounts owed under Aneth’s credit facilities.
     In exchange for Sub’s contribution of its operating subsidiaries and as a result of the other transactions contemplated by the Acquisition Agreement, Sub acquired (i) 9,200,000 shares of Resolute common stock, (ii) 4,600,000 warrants to purchase Resolute common stock at a price of $13.00 per share, with a five year life and subject to a trigger price of $13.75 per share (the “Resolute Founders Warrants”), (iii) 2,333,333 warrants to purchase Resolute common stock at a price of $13.00 per share, with a five year life (the “Resolute Sponsors Warrants”), and (iv) 1,385,000 shares of Resolute common stock subject to forfeiture in the event a trigger price of $15.00 is not exceeded within five years following the closing of the Resolute Transaction and that have no economic rights until such trigger is met (the “Resolute Earnout Shares”). Of the 9,200,000 shares of Resolute common stock received by Sub, 200,000 were issued to service providers (the former employees of Predecessor Resolute who became employees of Resolute upon closing of the Resolute Transaction) in recognition of their services. 100,000 vested immediately and the remaining 100,000 shares will vest on the one year anniversary of the Acquisition Date, provided the employee remains employed by the Company. At the effective time of the Resolute Transaction, each outstanding share of HACI common stock was converted into the right to receive one share of Resolute common stock.
     In connection with the Resolute Transaction, 7,335,000 shares of HACI’s common stock and 4,600,000 warrants to purchase HACI common stock held by the Sponsor were cancelled and forfeited and an additional 1,865,000 shares held by the Sponsor were converted into 1,865,000 Resolute Earnout Shares. As a result of the consummation of the Resolute Transaction, the Sponsor, together with its initial pre-public offering stockholders, will own (i) 4,600,000 shares of Resolute common stock, (ii) 9,200,000 Resolute Founders Warrants, (iii) 4,666,667 Resolute Sponsors Warrants, and (iv) 1,865,000 Resolute Earnout Shares.
     At the effective time of the Resolute Transaction, each outstanding warrant that was issued in HACI’s initial public offering (the “Public Warrants”) was converted, at the election of the warrantholder, into either (i) the right to receive $0.55 in cash or (ii) when properly tendered, the right to receive one warrant to purchase one share of Resolute common stock (a “Resolute Warrant”), subject to adjustment and proration so that the number of total Resolute Warrants did not exceed 50% of the Public Warrants outstanding on the date of the Resolute Transaction and provided further that warrants that were voted against the Warrant Amendment (as defined below) were, at the effective time of the Resolute Transaction, converted into the right to receive $0.55 in cash. Because more than 50% of the warrantholders elected to receive Resolute Warrants, the properly voted and tendered warrants were exchanged pro rata. The Resolute Warrants have a five year life and are subject to redemption upon 30 days “prior notice” at $.01 per Resolute Warrant, at the Company’s option, when the price of Resolute’s common stock reaches $18.00 per share.
How Resolute Evaluates Its Operations
     Resolute’s management uses a variety of financial and operational measurements to analyze its operating performance. These measurements include: (i) production levels, trends and prices, (ii) reserve and production volumes and trends, (iii) operating expenses and general and administrative expenses, (iv) operating cash flow, and (v) Adjusted EBITDA.
     Production Levels, Trends and Prices. Oil and gas revenue is the product of Resolute’s production multiplied by the price that it receives for that production. Because the price that Resolute receives is highly dependent on many factors outside of its control, except to the extent that it has entered into hedging arrangements that can influence its net price either positively or negatively, production is the primary revenue driver over which it has some influence. Although Resolute cannot greatly alter reservoir performance, it can aggressively implement exploitation activities that can increase production or diminish production declines relative to what would have been the case without intervention. Examples of activities that can positively influence production include minimizing production downtime due to equipment malfunction, well workovers and cleanouts, recompletions of existing wells in new parts of the reservoir, and expanded secondary and tertiary recovery programs.
     The price of crude oil has been extremely volatile, and Resolute expects that this volatility will continue. Given the inherent volatility of crude oil prices, Resolute plans its activities and budget based on sales price assumptions that it believes to be reasonable. Resolute uses hedging arrangements to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices. These instruments limit its exposure to declines in prices, but also limit its expected benefits if prices increase. Changes in the price of oil or gas will result in the recognition of a non-cash gain or loss recorded in other income or expense due to changes in the fair value of the hedging arrangements. Recognized gains or losses only arise from payments made or received on monthly settlements of contracts or if a contract is terminated prior to its expiration. Resolute typically enters into hedging arrangements that cover a significant portion of its estimated future oil and gas production. Resolute currently has such hedging arrangements in place through 2012, with lesser volumes hedged in 2013.
     Reserve and Production Volumes and Trends. From inception, Predecessor Resolute has grown its reserve base through a focused acquisition strategy. It has completed three significant acquisitions. Predecessor Resolute acquired substantially all of its Aneth Field Properties through two significant purchases; the acquisition of the Chevron Properties was completed in November 2004 followed by the acquisition of the ExxonMobil Properties in April 2006. Predecessor Resolute then acquired all of its Wyoming Properties through the purchase of Primary Natural Resources, Inc. (now known as Resolute Wyoming, Inc. (“RWI”)) in July 2008. Resolute looks to acquire similar mature producing properties that have upside potential through low-risk development drilling and exploitation projects. Resolute believes that its knowledge of various operating areas, strong management and staff and solid industry relationships will allow it to find, capitalize on and integrate strategic acquisition opportunities.
     At December 31, 2008, Predecessor Resolute had estimated net proved reserves of approximately 32.0 MMBoe that were classified as proved developed non-producing and proved undeveloped. An estimated 28.0 MMBoe or 88% of those reserves are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods that are currently in operation on Resolute’s Aneth Field Properties. Resolute expects to incur approximately $227.8 million of capital expenditures over the next 20 years (including purchases of CO2 under existing contracts), in connection with bringing those incremental reserves attributable to Resolute’s CO2 flood projects into production. Resolute believes that these expenditures will result in significant increases to its oil and gas production.
     Operating Expenses. Operating expenses are costs associated with the operation of oil and gas properties. Direct labor, severance, ad valorem and similar taxes, repair and maintenance, workovers, utilities and contract services comprise the most significant portion of operating expenses. Resolute monitors its operating expenses in relation to the amount of production and the number of wells operated. Some of these expenses are relatively independent of the volume of hydrocarbons produced, but may fluctuate depending on the activities performed during a specific period. Other expenses, such as taxes and utility costs, are more directly related to production volumes or reserves. Severance taxes, for example, are charged based on production revenues and therefore are based on the product of the volumes that are sold and the price received therefor. Ad valorem taxes are based on the value of reserves. Because Resolute operates on the Navajo Reservation, it also pays a possessory interest tax, which is effectively an ad valorem tax assessed by the Navajo Nation. Resolute’s largest utility expense is for electricity that is used primarily to power the pumps in producing wells and the compression behind the injection wells. The more fluid that is moved, the greater the amount of electricity that is consumed. In the recent past, higher oil prices led to higher demand for drilling rigs, workover rigs, operating personnel and field supplies and services, which in turn caused increases in the costs of those goods and services.
     General and Administrative Expenses. Resolute monitors its general and administrative expenses carefully, attempting to balance the cash effect of incurring general and administrative costs against the benefits of, among other things, hiring and retaining highly qualified staff who can add value to the Company’s asset base. In the current period the Company’s general and administrative expenses were high, primarily due to costs incurred in consummating the Resolute Transaction. In future periods, absent other transactions, Resolute anticipates that general and administrative costs will be significantly lower. However, management notes that, effective with the Resolute Transaction, the Company will incur additional annual general and administrative expenses that are associated with being a publicly traded company. These expenses include compensation and benefit expenses of certain additional personnel, increased fees paid to independent auditors, lawyers, independent petroleum engineers and other professional advisors, costs associated with shareholder reports, investor relations activities, registrar and transfer agent fees, increased director and officer liability insurance costs and director compensation.
     Operating Cash Flow. Operating cash flow is the cash directly derived from Resolute’s oil and gas properties, before considering such things as administrative expenses and interest costs. Operating cash flow on a per unit of production basis is a measure of field efficiency, and can be compared to results obtained by operators of oil and gas properties with characteristics similar to Resolute’s to evaluate its relative performance. Aggregate operating cash flow is a measure of Resolute’s ability to sustain overhead expenses and costs related to capital structure, including interest expenses.
     Adjusted EBITDA. Adjusted EBITDA (a non-GAAP measure) is defined as net attributable to Resolute Energy Corporation income plus net interest expense, income taxes, depletion, depreciation and amortization, impairment expense, accretion of asset retirement obligation, change in fair value of derivative instruments, expiration of puts, and non-cash equity-based compensation expense. This definition is consistent with the definition of EBITDA in Resolute’s existing credit agreement. Adjusted EBITDA is also a financial measure that Resolute expects will be reported to its lenders and used as a gauge for compliance with some of the financial covenants under its revolving credit facility.
     Adjusted EBITDA is used as a supplemental liquidity or performance measure by Resolute’s management and by external users of its financial statements such as investors, commercial banks, research analysts and others, to assess:
•	the ability of Resolute’s assets to generate cash sufficient to pay interest costs;

•	the financial metrics that support Resolute’s indebtedness;

•	Resolute’s ability to finance capital expenditures;

•	financial performance of the assets without regard to financing methods, capital structure or historical cost basis;

•	Resolute’s operating performance and return on capital as compared to those of other companies in the exploration and production industry, without regard to financing methods or capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.
     Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. Because Resolute has borrowed money to finance its operations, interest expense is a necessary element of its costs and its ability to generate gross margins. Because Resolute uses capital assets, depletion, depreciation and amortization are also necessary elements of its costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, Resolute believes that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate its financial performance and liquidity. Adjusted EBITDA excludes some, but not all, items that affect net income, operating income and net cash provided by operating activities and these measures may vary among companies. Resolute’s Adjusted EBITDA may not be comparable to Adjusted EBITDA or EBITDA of any other company because other entities may not calculate these measures in the same manner.
Factors That Significantly Affect Resolute’s Financial Results
     Revenue, cash flow from operations and future growth depend substantially on factors beyond Resolute’s control, such as economic, political and regulatory developments and competition from other sources of energy. Crude oil prices have historically been volatile and may be expected to fluctuate widely in the future. Sustained periods of low prices for crude oil could materially and adversely affect Resolute’s financial position, its results of operations, the quantities of oil and gas that it can economically produce, and its ability to obtain capital.
     Like all businesses engaged in the exploration for and production of oil and gas, Resolute faces the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a given well decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or gas it produces. Resolute attempts to overcome this natural decline by implementing secondary and tertiary recovery techniques and by acquiring more reserves than it produces. Resolute’s future growth will depend on its ability to enhance production levels from existing reserves and to continue to add reserves in excess of production. Resolute will maintain its focus on costs necessary to produce its reserves as well as the costs necessary to add reserves through production enhancement, drilling and acquisitions. Resolute’s ability to make capital expenditures to increase production from existing reserves and to acquire more reserves is dependent on availability of capital resources, and can be limited by many factors, including the ability to obtain capital in a cost-effective manner and to timely obtain permits and regulatory approvals.
Results of Operations
     Through September 24, 2009, HACI’s efforts had been primarily limited to organizational activities, activities relating to its initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; HACI had not generated any revenues, other than interest income earned on the proceeds of its initial public offering.
     For the three months ended September 30, 2009, Resolute had a loss before income taxes of $24.4 million, a decrease of $26.0 million, as compared to income before income taxes of approximately $1.6 million for the three months ended September 30, 2008. The decrease is primarily attributable to $10.1 million of transaction costs, $13.1 million of unrealized losses related to the change in the fair value of our derivative instruments and a $1.8 million decrease in interest income during the three months ended September 30, 2009. For the three months ended September 30, 2009, Resolute earned approximately $0.1 million in interest income, as compared to $1.9 million in 2008. Interest income decreased in 2009 due to a decrease in interest rates as a result of market conditions.
     For the nine months ended September 30, 2009, Resolute had a loss before income taxes of approximately $27.9 million, a decrease of $33.3 million as compared to income before income taxes of $5.4 million for the nine months ended September 30, 2008. The decrease is primarily attributable to $13.6 million of transaction costs (including $3.5 million which had previously been deferred relating to another transaction that was not consummated), $13.1 million of unrealized losses on derivative instruments and a $5.7 million decrease in interest income incurred during the nine months ended September 30, 2009. For the nine months ended September 30, 2009, Resolute earned approximately $800,000 in interest income, as compared to $6.5 million in 2008. Interest income decreased in 2009 due to a decrease in interest rates as a result of market conditions.
     Revenue, lease operating expenses, depletion, depreciation, amortization and asset retirement obligation accretion, interest expense and loss on derivative instruments for the three and nine month periods ended September 30, 2009, relate solely to Predecessor Resolute’s operations from September 25, 2009 through September 30, 2009. For additional management discussion and analysis of the results of the acquired business, please see the management discussion and analysis for the Predecessor Resolute.
Liquidity and Capital Resources
     During the nine months ended September 30, 2009, the Company used $8.9 million in operating activities, primarily as a result of transaction costs related to the Resolute Transaction provided $216.7 million in investing activities for the Resolute Transaction and used $206.0 million in financing activities from equity purchase agreements. At September 30, 2009, the Company had $2.6 million cash and $100.5 million debt outstanding under its Credit Facility (as defined below). Following the Resolute Transaction on September 25, 2009, Resolute’s primary sources of liquidity going forward are expected to be cash generated from operating activities, amounts available under its credit facility and funds from future private and public equity and debt offerings. Resolute does not anticipate paying dividends to holders of its common stock.
     Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.
     If cash flow from operating activities does not meet expectations, Resolute may reduce its expected level of capital expenditures and/or fund a portion of its capital expenditures using borrowings under its credit facility, issuances of debt and equity securities or from other sources, such as asset sales. There can be no assurance that needed capital will be available on acceptable terms or at all. Resolute’s ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in its credit facility. If Resolute is unable to obtain funds when needed or on acceptable terms, it may not be able to complete acquisitions that may be favorable to it or finance the capital expenditures necessary to maintain production or proved reserves.
     If Resolute incurs significant indebtedness in the future, its ability to obtain additional financing may be impaired, its ability to make changes in its business may become impaired due to covenant restrictions, a significant portion of its cash flow will be used to make payments in respect of principal and interest on the debt, rather than being available for operating or capital expenditures, and thus put Resolute at a competitive disadvantage as compared to its competitors that have less debt, and may limit its ability to pursue other business opportunities.
     Resolute plans to continue its practice of hedging a significant portion of its production. Hedge arrangements are generally settled within five days of the end of the month. As is typical in the oil and gas industry, however, Resolute does not generally receive the proceeds from the sale of its production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, Resolute will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, Resolute may use working capital borrowings to fund its operations.
Revolving Credit Facility
     Resolute’s revolving credit facility is with a syndicate of banks led by Wachovia Bank, National Association (the “Credit Facility”) with Aneth as the borrower under the facility. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances either Resolute or the lenders may request an interim re-determination. As of September 30, 2009, the borrowing base was $240 million. Unused availability under the borrowing base as of September 30, 2009 was $131.0 million. The borrowing base availability has been reduced by $8.5 million in conjunction with letters of credit issued to vendors at September 30, 2009. The Credit Facility matures on April 13, 2011 and, to the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity.
     The outstanding balance under the Credit Facility accrues interest, at Resolute’s option, at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.5% to 3.5%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Federal Funds Effective Rate plus 0.5%, plus a margin which varies from 1.0% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of September 30, 2009, the weighted average interest rate on the outstanding balance under the facility was 3.79%. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute and all of its subsidiaries other than Aneth.
     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2009.
     As of November 20, 2009, Resolute had borrowed an additional net $8.6 million under the borrowing base, resulting in an unused availability of $122.4 million.
Off Balance Sheet Arrangements
     We do not have any off-balance sheet financing arrangements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Critical Accounting Policies
     The discussion and analysis of Resolute’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Resolute to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The application of accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Resolute evaluates estimates and assumptions on a regular basis. Resolute bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of Resolute’s financial statements. Provided below is an expanded discussion of the most significant accounting policies, estimates and judgments. After the consummation of the Resolute Transaction, Resolute will discuss the development, selection and disclosure of each of these with its audit committee. Resolute believes these accounting policies reflect Resolute’s most significant estimates and assumptions used in the preparation of the financial statements.
     Oil and Gas Properties. Resolute uses the full cost method of accounting for oil and gas producing activities. All costs incurred in the acquisition, exploration and development of properties, including costs of unsuccessful exploration, costs of surrendered and abandoned leaseholds, delay lease rentals and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities, improved recovery systems and a portion of general and administrative expenses are capitalized within the cost center.
     Resolute conducts tertiary recovery projects on a portion of its oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods. Under the full cost method, all development costs are capitalized at the time incurred. Development costs include charges associated with access to and preparation of well locations, drilling and equipping development wells, test wells, and service wells including injection wells; acquiring, constructing, and installing production facilities and providing for improved recovery systems. Improved recovery systems include all related facility development costs and the cost of the acquisition of tertiary injectants, primarily purchased CO2. The development cost related to CO2 purchases are incurred solely for the purpose of gaining access to incremental reserves not otherwise recoverable. The accumulation of injected CO2, in combination with additional purchased and recycled CO2, provide future economic value over the life of the project.
     In contrast, other costs related to the daily operation of the improved recovery systems include, but are not limited to, compression, electricity, separation, re-injection of recovered CO2 and water, are considered production costs and are expensed as incurred. Costs incurred to maintain reservoir pressure are also expensed as incurred.
     Capitalized general and administrative costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities.

     Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense as appropriate.
     Pursuant to full cost accounting rules, Resolute must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.
     No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil reserves of the cost center.
     Depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of asset retirement obligations and future development costs of proved reserves, including, but not limited to, costs to drill and equip development wells, constructing and installing production and processing facilities, and improved recovery systems including the cost of required future CO2 purchases.
     Oil and Gas Reserve Quantities. Resolute’s estimate of proved reserves are based on the quantities of oil and gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Reserves and their relation to estimated future net cash flows affect Resolute’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserves estimates. Resolute prepares reserves estimates, and the projected cash flows derived from these reserves estimates, in accordance with Securities and Exchange Commission (“SEC”) and FASB (defined below) guidelines. The accuracy of Resolute’s reserves estimates is a function of many factors including but not limited to the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. Resolute’s proved reserves estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserves estimates may vary materially from the ultimate quantities of oil, gas and natural gas liquids reserves eventually recovered.
     Derivative Instruments and Hedging Activities. Resolute enters into derivative contracts to manage its exposure to oil and gas price volatility. Derivative contracts may take the form of futures contracts, swaps or options. Realized and unrealized gains and losses related to commodity derivatives are recognized in other income (expense). Realized gains and losses are recognized in the period in which the related contract is settled. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as financing activities in the statement of cash flows.
     Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, requires recognition of all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of a derivative are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments must be recorded in either other comprehensive income or current earnings, depending on the nature and designation of the instrument. Presently, Resolute’s management has determined that the benefit of the financial statement presentation available under the provisions of FASB ASC Topic 815, which may allow for its derivative instruments to be reflected as cash flow hedges, is not commensurate with the administrative burden required to support that treatment. As a result, Resolute marked its derivative instruments to fair value in accordance with the provisions of FASB ASC Topic 815 and recognized the changes in fair market value in earnings. The gain (loss) on derivative instruments reflected in the combined statement of operations incorporates both the realized and unrealized values.
     Asset Retirement Obligations. Asset retirement obligations relate to future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred (typically when the asset is installed at the production location), and the cost of such liability increases the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depleted on a units-of-production basis as part of the full cost pool. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.
     Resolute’s estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rates used to discount Resolute’s abandonment liabilities was 9.2%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.
     Equity-Based Compensation. Resolute accounts for stock-based compensation in accordance with FASB ASC Topic 718, which requires it to measure the grant date fair value of equity awards given to employees in exchange for services, and to recognize that cost, less estimated forfeitures, over the period that such services are performed.
     Income taxes. Deferred tax assets and liabilities are recorded to account for the expected future tax consequences of events that have been recognized in the financial statements and tax returns. The ability to realize the deferred tax assets is routinely assessed. If the conclusion is that it is more likely than not that some portion or all of the deferred tax assets will not be realized, the tax asset would be reduced by a valuation allowance. The future taxable income is considered when making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). Income tax positions are also required to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
Accounting Standards Update
     New authoritative accounting guidance under FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC Topic 105”) establishes FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied to rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC Topic 105 supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. All other accounting literature is considered non-authoritative. ASC Topic 105 changes the way the Company cites authoritative guidance within the Company’s financial statements and accounting policies. The new authoritative guidance under ASC Topic 105 became effective for periods ending on or after September 15, 2009, and did not have a material impact on the Company’s condensed consolidated financial statements.
     Resolute adopted FASB ASC Topic 805, Business Combinations on January 1, 2009. FASB ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the contingent and identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the Resolute Transaction and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the Resolute Transaction. FASB ASC Topic 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The nature and magnitude of the specific effects of FASB ASC Topic 805 on the condensed consolidated financial statements will depend upon the nature, terms and size of the acquisitions consummated after the effective date. As a result of the adoption of FASB ASC Topic 805, Resolute expensed approximately $3.5 million in its condensed consolidated financial statements due to the deferred acquisition costs recorded at December 31, 2008, as FASB ASC Topic 805 no longer allows deferral of these costs. Additionally, the Resolute Transaction between HACI and Resolute was accounted for under the provisions of FASB ASC Topic 805 (see Note 3).
     Resolute adopted FASB ASC Topic 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements — an amendment to Accounting Research Bulletin No. 51, on January 1, 2009. FASB ASC Topic 810-10-65-1 changed the accounting and reporting requirements for minority interests, which are now characterized as noncontrolling interests and are classified as a component of equity in the accompanying consolidated balance sheets. FASB ASC Topic 810-10-65-1 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests, with all other requirements applied prospectively. The adoption of this pronouncement had no impact on Resolute’s unaudited condensed consolidated financial statements.
     In March 2008, the FASB issued FASB ASC Topic 815-10-65, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133. FASB ASC Topic 815-10-65 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding: (a) how an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under the derivatives and hedging topic of the FASB ASC, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. Accordingly, Resolute has adopted this pronouncement as of January 1, 2009 (see Note 10).
     In April 2009, the FASB issued FASB ASC Topic 820-10-65-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC Topic 820-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FASB ASC Topic 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of this pronouncement did not have an impact on Resolute’s condensed consolidated financial statements.
     In April 2009, the FASB issued FASB ASC Topic 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC Topic 825-10-65-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on Resolute’s condensed consolidated financial statements, other than additional disclosures.
     Resolute adopted FASB ASC Topic 855, Subsequent Events on April 1, 2009, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 requires companies to disclose the date through which the company evaluated subsequent events, the basis for that date, and whether that date represents the date the financial statements were issued. The adoption of this pronouncement did not have a material impact on Resolute’s condensed consolidated financial statements.
     On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system. This system, which was developed by several industry organizations, is a widely accepted standard for the management of petroleum resources. Key revisions include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. Resolute is currently assessing the effect that the adoption will have on Resolute’s condensed consolidated financial statements.
PREDECESSOR RESOLUTE
     The following section of the MD&A addresses the period-to-period comparisons of operating results for Predecessor Resolute.
Three Months Period Ended September 24, 2009, Compared to the Three Months Period Ended September 30, 2008
     Under the terms of the Acquisition Agreement, HACI’s stockholders, through a series of transactions, collectively acquired a majority of the outstanding shares of the Resolute common stock, and it owns, directly or indirectly, 100% of the equity interests of the entities comprising Predecessor Resolute, except for Aneth, in which it owns a 99.996% equity interest.
     For the purposes of management’s discussion and analysis of results of operations of Predecessor Resolute, management has presented the 86 day period ended September 24, 2009 in comparison to the three months period ended September 30, 2008. Any references to the 2009 or 2008 period refer to these specific periods. As such, the 2009 period is 6.5% shorter than the 2008 period.
     Revenue. Revenues from oil and gas activities decreased to approximately $32.8 million during the 2009 period, from $68.2 million during 2008 period. The key revenue measurements were as follows:

	Periods Ended		Percentage
	September 24,	September 30,	Increase
	2009	2008	(Decrease)
Net Sales:
Total sales (Boe)	639,430	725,920	(11.9)%
Average daily sales (Boe/d)	7,435	7,890	(5.8)%
Average Sales Prices ($/Boe):
Average sales price (excluding monthly derivative settlements)	$51.35	$93.97	(45.4)%
Average sales price (including monthly derivative settlements)	$51.63	$73.87	(30.1)%

     Total production decreased 11.9% during the 2009 period as compared to the 2008 period, but decreased 5.8% during the 2009 period on a daily basis as compared to the 2008 period. The decrease in overall production is primarily attributable to production from CBM wells that produced during the 2008 period, but were shut in during the 2009 period due to the low commodity price environment as well as the decreased operating period versus 2008. This overall production decrease was offset on a daily basis by an increased CO2 production response in Aneth as compared to 2008. The average sales price per Boe (excluding derivatives) decreased by 45.4% in the 2009 period as compared to the 2008 period primarily due to lower commodity pricing.
     Operating Expenses. Operating expenses consists of lease operating expense, depletion, depreciation and amortization and general administrative expenses. Predecessor Resolute assesses operating expenses in part by monitoring the expenses in relation to production volumes and the number of wells operated.
     Lease operating expenses, including labor, field office rent, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, workover expenses, ad valorem, severance and other taxes and other customary charges.
     Lease operating expenses per Boe decreased during the 2009 period as compared to the 2008 period as follows:

	Periods Ended		Percentage
	September 24,	September 30,	Increase
	2009	2008	(Decrease)
Lease operating expenses per Boe	$23.73	$31.80	(25.4)%
     Lease operating expenses decreased to $15.2 million during the 2009 period, from $23.1 million during the 2008 period. The $7.9 million, or 34.2%, decrease was principally attributable to an approximately $3.0 million decrease in ad valorem, severance and other taxes generally caused by lower sales, $1.0 million decrease in workover expenses, $2.4 million decrease in labor costs, and a net $1.5 million attributable to the decreased 2009 operating period as compared to 2008 and Predecessor Resolute’s efforts to reduce expenses in 2009 while optimizing production and efficiency.
     General and administrative expenses include the costs of Predecessor Resolute’s employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. Predecessor Resolute monitors general and administrative expenses in relation to the amount of production and the number of wells operated.

	Periods Ended		Percentage
	September 24,	September 30,	Increase
	2009	2008	(Decrease)
General and administrative expenses per Boe	$6.61	$11.68	(43.4)%
     General and administrative expenses decreased to $4.2 million during the 2009 period, as compared to $8.5 million during the 2008 period. The $4.3 million, or 50.6%, decrease in the absolute level of general and administrative expenses principally resulted from a $4.2 million decrease in non-cash charges to compensation expense associated with equity-based compensation, $2.5 million in other decreases in personnel costs, offset by $2.4 million in increases in professional fees incurred as a result of the sale to HACI.
     Depletion, depreciation and amortization expenses decreased to $6.0 million during the 2009 period, as compared to $11.3 million during the 2008 period. The $5.3 million, or 47.0%, decrease is principally due to a decrease in the per Boe depletion, depreciation and amortization rate from $15.64 per Boe in the 2008 period to $9.35 per Boe in the 2009 period due to the reduction in the carrying value of proved oil and gas properties in 2009 following the impairment of proved properties at December 31, 2008 and March 31, 2009.
     Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During the 2009 period, the fair value of oil and gas derivatives increased by $17.8 million. This amount included approximately $12.1 million of realized losses on oil and gas derivatives, including a realized loss of $12.5 million that was incurred to cash settle a 2010 hedge position as required under the terms of the Resolute Transaction and $29.9 million of increases in the unrealized future value of oil and gas derivatives. During the 2008 period, the fair value of oil and gas derivatives increased by $136.4 million. This amount included approximately $151.5 million of unrealized increases in the future value of oil and gas derivatives and $15.1 million of realized losses from monthly settlements.
     Interest expense was $6.2 million during the 2009 period, as compared to $9.1 million during the 2008 period. The $2.9 million, or 31.9%, decrease is attributable to lower interest rates and attributable to the shorter 2009 period.

     Income Tax Benefit (Expense). Income tax benefit during the 2009 period was $14.8 million, as compared to income tax expense of $2.0 million in the 2008 period. The 2009 period included the effect of the reversal of a $15.3 million deferred tax asset valuation allowance as at September 24, 2009, it is management’s opinion that it is more likely than not that the deferred tax asset will be realized. The 2009 period also included the effect of the reversal of a $0.4 million contingent tax liability due to the expiration of the statute of limitations.
Nine Months Period Ended September 24, 2009, Compared to the Nine Months Ended September 30, 2008
     For the purposes of management’s discussion and analysis of results of operations of the Predecessor Companies, management has presented the 267 day period ended September 24, 2009 in comparison to the nine month period ended September 30, 2008. Any references to the 2009 or 2008 period refer to these specific periods. As such, the 2009 period is 2.6% shorter than the 2008 period.
     Revenues from oil and gas activities decreased to approximately $85.3 million during the 2009 period, from $197.9 million during 2008 period. The key revenue measurements were as follows:

	Periods Ended		Percentage
	September 24,	September 30,	Increase
	2009	2008	(Decrease)
Net Sales:
Total sales (Boe)	2,010,621	2,081,705	(3.4)%
Average daily sales (Boe/d)	7,530	7,597	(0.9)%
Average Sales Prices ($/Boe):
Average sales price (excluding monthly derivatives)	$42.45	$95.06	(55.3)%
Average sales price (including monthly derivative settlements)	$48.31	$75.44	(36.0)%
     Total production decreased 3.4% during the 2009 period as compared to the 2008 period, and decreased 0.9% during the 2009 period on a daily basis as compared to the 2008 period. The overall production decrease was primarily due to the shut-in of CBM wells in 2009 that were producing in 2008 and the shorter 2009 production period. This decrease was mitigated on a daily basis by an increased CO2 production response in Aneth versus 2008. The average sales price per Boe decreased by 55.3% in the 2009 period as compared to the 2008 period due mainly to lower commodity pricing in 2009.
     Operating Expenses. Operating expenses consist of lease operating expense, depletion, depreciation and amortization and general administrative expense. Predecessor Resolute assesses Lease operating expenses in part by monitoring the expenses in relation to production volumes and the number of wells operated.
     Lease operating expenses consist of lease operating expenses, including labor, field office rent, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, workover expenses, ad valorem, severance and other taxes and other customary charges.
     Lease operating expenses per Boe decreased during the 2009 period as compared to the 2008 period as follows:

	Periods Ended		Percentage
	September 24,	September 30,	Increase
	2009	2008	(Decrease)
Lease operating expenses per Boe	$23.26	$30.78	(24.4)%
     Lease operating expenses decreased to $46.8 million during the 2009 period, from $64.1 million during the 2008 period. The $17.3 million, or 27.0%, decrease was principally attributable to an approximate $10.8 million decrease in ad valorem, severance and other taxes generally caused by lower sales, $2.5 million decrease in workover expenses, $3.0 million decrease in labor costs, and a net $1.0 million attributable to Predecessor Resolute’s efforts to reduce expenses in 2009 while optimizing production and efficiency, as well as the reduced 2009 operating period.
     General and administrative expenses include the costs of Predecessor Resolute’s employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. Resolute monitors general and administrative expenses in relation to the amount of production and the number of wells operated.

	Periods Ended		Percentage
	September 24,	September 30,	Increase
	2009	2008	(Decrease)
General and administrative expenses per Boe	$4.02	$7.95	(49.4)%

     General and administrative expenses decreased to $8.1 million during the 2009 period, as compared to $16.6 million during the 2008 period. The $8.5 million, or 51.2%, decrease in the absolute level of general and administrative expenses principally resulted from a $4.1 million decrease in non-cash charges to compensation expense associated with equity-based compensation, offset by 2.4 million in increases in professional fees incurred as a result of the Resolute Transaction, $3.8 million in decreases in personnel costs and other general and administrative costs, $3.0 million decrease in public offering expenses.
     Depletion, depreciation and amortization expenses decreased to $21.9 million during the 2009 period, as compared to $34.8 million during the 2008 period. The $12.9 million, or 37.0%, decrease is principally due to a decrease in the per Boe depletion, depreciation and amortization rate from $16.7 per Boe in the 2008 period to $10.90 per Boe in the 2009 period due to the reduction in the carrying value of proved oil and gas properties in 2009 following the impairment of proved properties at December 31, 2008 and March 31, 2009.
     Impairment of Proved Properties. Pursuant to full cost accounting rules, companies must perform a ceiling test each quarter on its proved oil and gas assets. As a result of this limitation on capitalized costs, the Predecessor Companies included a provision for an impairment of oil and gas properties during the 2009 period of $13.3 million. No impairment was incurred during the 2008 period.
     Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During the 2009 period, the fair value of oil and gas derivatives decreased by $23.5 million. This amount included approximately $1.9 million of realized gains on settlements of oil and gas derivatives, including a realized loss of $12.5 million that was incurred to cash settle a 2010 hedge position as required under the terms of the Resolute Transaction and $25.4 million of decreases in the unrealized future value of oil and gas derivatives. During the 2008 period, the fair value of oil and gas derivatives decreased by $65.7 million. This amount included approximately $42.0 million of losses from monthly settlements and $23.7 million in unrealized decreases in the future value of oil and gas derivatives.
     Interest expense was $18.4 million during the 2009 period, as compared to $25.3 million during the 2008 period. The $6.9 million, or 27.3%, decrease is principally attributable lower average borrowing rates and a shorter operating period versus 2008.
     Income Tax Benefit (Expense). Income tax benefit during the 2009 period was $5.0 million, as compared to income tax expense of $3.9 million in the 2008 period. The 2009 period included the effect of the reversal of a $0.4 million contingently tax liability due to the expiration of the statute of limitations and the reversal of a $15.3 million deferred tax asset valuation allowance at September 24, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk and Hedging Arrangements
     Resolute’s major market risk exposure is in the pricing applicable to oil and gas production. Realized pricing on Resolute’s unhedged volumes of production is primarily driven by the spot market prices applicable to oil production and the prevailing price for gas. Pricing for oil production has been volatile and unpredictable for several years, and Resolute expects this volatility to continue in the future. The prices Resolute receives for unhedged production depend on many factors outside of Resolute’s control.
     Resolute periodically hedges a portion of its oil and gas production through swaps, puts, calls, collars and other such agreements. The purpose of the hedges is to provide a measure of stability to Resolute’s cash flows in an environment of volatile oil and gas prices and to manage Resolute’s exposure to commodity price risk.
     The form of hedges to be entered into may be at the discretion of Resolute, not to exceed 80% of its anticipated production from proved developed producing properties utilizing economic parameters specified in its credit agreements, including escalated prices and costs. However, because such purchased put options do not give rise to a payment obligation on the part of Resolute, they are not considered in the calculation of the 80% ceiling.
     By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. To date, except for one small legacy contract that came to Resolute in the acquisition of Resolute Wyoming, all of Resolute’s hedges have been entered into with banks that are lenders under its existing revolving Credit Facility.

     As of September 30, 2009, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps with respect to its estimated oil and gas production from proved developed producing properties through 2013:

			Oil (NYMEX WTI)	Gas (NYMEX HH)
			Weighted Average	Weighted Average
Year	Bbl per Day	MMBtu per Day	Hedge Price per Bbl	Hedge Price per MMBtu
2009	3,900	1,800	$62.75	$9.93
2010	3,650	3,800	$67.24	$9.69
2011	3,250	2,750	$68.26	$9.32
2012	3,250	2,100	$68.26	$7.42
2013	2,000	1,900	$60.47	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of September 30, 2009:

			Weighted Average
			Hedged Price
Year	Index	MMBtu per Day	Differential per MMBtu
2009 – 2013	Rocky Mountain NWPL	1,800	$2.10
     As of September 30, 2009, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars with respect to its estimated oil and gas production from proved developed producing properties:

			Oil (NYMEX WTI)	Gas (NYMEX HH)
			Weighted Average	Weighted Average
Year	Bbl per Day	MMBtu per Day	Hedge Price per Bbl	Hedge Price per MMBtu
2009	250	3,288	$105.00-151.00	$5.00-9.35
2010	200	—	$105.00-151.00	$—
Interest Rate Risk
     At September 30, 2009, Resolute has $100.5 million of outstanding debt. Interest is calculated under the terms of the agreement based on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $25,000 increase in annual interest expense. Resolute does not currently intend to enter into any hedging arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.
Credit Risk and Contingent Features in Derivative Instruments
     Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. With the exception of one contract, all counterparties are also lenders under Resolute’s Credit Facility. For these contracts, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. The counterparty that is not among Resolute’s lenders is a highly-rated multinational energy company with a corporate credit rating of AA as classified by Standard and Poor’s. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Credit Facility or other general obligations against amounts owed for derivative contract liabilities.
     The maximum amount of loss in the event of all counterparties defaulting is $279,000 as of September 30, 2009, after netting any amounts payable by Resolute to its counterparties.

Item 4.	CONTROLS AND PROCEDURES
     Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation, those officers believe that:
•	our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•	our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
     There has not been any change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The Company’s Annual Report on Form 10-K for the year ending December 31, 2009 will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
     Not Applicable.

Item 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Registration Statement on Form S-4, as amended (Registration No. 333-161076) which could materially affect our business, financial condition and/or future results. The risks described in our Registration Statement on Form S-4, as amended, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.

Item 5.	OTHER INFORMATION
     Not Applicable.

Item 6.	EXHIBITS
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

*	Filed herewith.

+	Furnished herewith.

PART III — SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	November 20, 2009

/s/ Theodore Gazulis Theodore Gazulis	Chief Financial Officer (Principal Financial and Accounting Officer)	November 20, 2009

EXHIBIT INDEX
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

*	Filed herewith.

+	Furnished herewith.