Form 10-Q
period 2010-03-31
Resolute Energy Corp
filed 2010-05-11
CIK 1469510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2010, 54,769,956 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2010, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our future debt levels and liquidity and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report and our Annual Report on Form 10-K. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009, and such things as:
•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves;

•	discovery, estimation, development and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position of the Company;

•	the success of our business and financial strategy, hedging strategies and plans of the Company;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	a lack of available capital and financing;

•	the effectiveness and results of our CO2 flood program;

•	the success of the development plan and production from our Aneth Field Properties;

•	the timing and amount of future production of oil and gas;

•	exploratory drilling in the Bakken trend of the Williston Basin;

•	availability of drilling and production equipment;

•	success of refracs scheduled in the Muddy formation;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	the success in marketing oil and gas;

•	competition in the oil and gas industry;

•	uninsured or underinsured losses in, or operational problems affecting, our operations;

•	the impact and costs related to compliance with or changes in laws or regulations governing our oil and natural gas operations;

•	our relationship with the Navajo Nation and Navajo Nation Oil and Gas, as well as the timing of when certain purchase rights held by Navajo Nation Oil and Gas become exercisable;

•	the impact of weather and the occurrence of disasters, such as fires, floods and other events and natural disasters;

•	environmental liabilities;

•	anticipated CO2 supply to be sourced from Kinder Morgan;

•	risks related to our level of indebtedness;

•	developments in oil-producing and gas-producing countries;

•	the success of strategic plans, expectations and objectives of our future operations;

•	loss of senior management or technical personnel;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

•	risk factors discussed or referenced in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010; and

•	other factors, many of which are beyond our control.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RESOLUTE ENERGY CORPORATION
Condensed Consolidated Balance Sheets (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,373	$455
Restricted cash	149	149
Accounts receivable	28,918	27,047
Deferred income taxes	6,945	7,050
Derivative instruments	7,748	6,958
Prepaid expenses and other current assets	1,401	1,781

Total current assets	47,534	43,440

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	13,189	7,306
Proved	640,971	634,383
Other property and equipment	2,483	2,413
Accumulated depletion, depreciation and amortization	(21,834)	(11,323)

Net property and equipment	634,809	632,779

Other assets:
Restricted cash	14,781	12,965
Derivative instruments	4,935	3,600
Deferred financing costs	4,038	—
Other assets	637	656

Total assets	$706,734	$693,440

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$42,557	$42,508
Derivative instruments	23,399	20,360

Total current liabilities	65,956	62,868

Long term liabilities:
Long term debt	115,400	109,575
Asset retirement obligations	9,383	9,217
Derivative instruments	52,000	55,260
Deferred income taxes	65,012	62,467
Other noncurrent liabilities	516	516

Total liabilities	308,267	299,903

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 53,160,375 and 53,154,883 shares at March 31, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	432,876	432,650
Accumulated deficit	(34,414)	(39,118)

Total stockholders’ equity	398,467	393,537

Total liabilities and stockholders’ equity	$706,734	$693,440

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Operations (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Oil	$35,857	$—
Gas	4,542	—
Other	733	—

Total revenue	41,132	—

Operating expenses:
Lease operating	13,255	—
Production and ad valorem taxes	6,293	—
Depletion, depreciation, amortization, and asset retirement obligation accretion	10,713	—
General and administrative	2,653	305
Write-off of deferred acquisition costs	—	3,500

Total operating expenses	32,914	3,805

Income (loss) from operations	8,218	(3,805)

Other income:
Interest income	3	458
Interest expense	(1,075)	—
Realized and unrealized gains on derivative instruments	210	—
Other income	33	—

Total other income (expense)	(829)	458

Income (loss) before income taxes	7,389	(3,347)
Income tax benefit (expense)	(2,685)	1,138

Net income (loss)	$4,704	$(2,209)

Basic and diluted earnings (loss) per common share:
Common stock	$0.09	$(0.05)
Common stock, subject to redemption	$—	$0.01
Weighted average shares outstanding:
Common stock	49,906	45,105
Common stock, subject to redemption	—	16,560
See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)
(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2010	53,155	$5	$432,650	$(39,118)	$393,537
Issuance of restricted stock and equity based compensation	5	—	226	—	226
Net income	—	—	—	4,704	4,704

Balance as of March 31, 2010	53,160	$5	$432,876	$(34,414)	$398,467

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income (loss)	$4,704	$(2,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	10,713	—
Equity-based compensation	207	—
Write-off of deferred acquisition costs	—	3,500
Unrealized gain on derivative instruments	(2,346)	—
Deferred income taxes	2,650	(1,112)
Change in operating assets and liabilities:
Accounts receivable	(1,851)	—
Other current assets	380	41
Accounts payable and accrued expenses	162	(849)
Accounts payable — related party	—	(2)

Net cash provided by (used in) operating activities	14,619	(631)

Investing activities:
Decrease in cash and cash equivalents held in trust	—	250,007
Purchase of marketable securities held in trust	—	(249,965)
Oil and gas exploration and development expenditures `	(12,720)	—
Proceeds from sale of oil and gas properties and other	118	—
Purchase of other property and equipment	(70)	—
Increase in restricted cash	(1,816)	—

Net cash provided by (used in) investing activities	(14,488)	42

Financing activities:
Proceeds from bank borrowings	52,325	—
Repayments of bank borrowings	(46,500)	—
Deferred financing costs	(4,038)	—

Net cash provided by financing activities	1,787	—

Net increase (decrease) in cash and cash equivalents	1,918	(589)
Cash and cash equivalents at beginning of period	455	819

Cash and cash equivalents at end of period	$2,373	$230

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,479	$—

Income taxes	$—	$980

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
     HACI was a blank check company that was formed to acquire one or more businesses or assets. HACI’s initial public offering (the “Offering”) was consummated on October 3, 2007, and HACI received proceeds of approximately $529.1 million. HACI sold to the public 55,200,000 units (one share and one warrant) at a price of $10.00 per unit. Simultaneous with the consummation of the Offering, HACI consummated the private sale of 7,000,000 warrants (“Sponsor Warrants”) to HH-HACI, L.P., a Delaware limited partnership (“Sponsor”), at a price of $1.00 per Sponsor Warrant, generating gross proceeds, before expenses, of $7.0 million (“Private Placement”). Net proceeds received from the consummation of both the Offering and Private Placement of Sponsor Warrants totaled approximately $536.1 million, net of underwriter’s commissions and offering costs. HACI had neither engaged in any operations nor generated any operating revenue prior to the business combination with Resolute.
     On September 25, 2009 (“Acquisition Date”), HACI consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement (“Acquisition Agreement”) with Resolute and Resolute Holdings Sub, LLC (“Sub”), whereby, through a series of transactions, HACI’s stockholders collectively acquired a majority of the outstanding shares of Resolute common stock (the “Resolute Transaction”). Immediately prior to the consummation of the Resolute Transaction, Resolute owned, directly or indirectly, 100% of the equity interests of Resolute Natural Resources Company, LLC (“Resources”), WYNR, LLC (“WYNR”), BWNR, LLC (“BWNR”), RNRC Holdings, Inc. (“RNRC”), and Resolute Wyoming, Inc. (“RWI”), and owned a 99.996% equity interest in Resolute Aneth, LLC (“Aneth”), (collectively, “Predecessor Resolute”). The entities comprising Predecessor Resolute prior to the Resolute Transaction were wholly owned by Sub (except for Aneth, which was owned 99.996%), which in turn is a wholly owned subsidiary of Resolute Holdings, LLC (“Holdings”).
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
     The Resolute Transaction was accounted for using the acquisition method, with HACI as the accounting acquirer, and resulted in a new basis of accounting reflecting the fair values of the Predecessor Resolute assets and liabilities at the Acquisition Date. Accordingly, the accompanying condensed consolidated financial statements are presented on Resolute’s new basis of accounting. HACI is the surviving entity for accounting purposes, and periods prior to September 25, 2009 reflected in this report represent activity related to HACI’s formation, its initial public offering and identification and consummation of a business combination. The operations of Predecessor Resolute have been incorporated beginning September 25, 2009. The condensed consolidated financial statements include the historical accounts of HACI and, subsequent to the Acquisition Date, include Resolute and its subsidiaries.
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All intercompany balances and transactions have been eliminated in consolidation.
     In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated subsequent events after the balance sheet date. Certain prior period amounts have been reclassified to conform to the current period presentation.
Significant Accounting Policies
     The significant accounting policies followed by Resolute are set forth in Note 2 – Summary of Significant Accounting Policies to Resolute’s consolidated financial statements for the year ended December 31, 2009. These unaudited condensed consolidated interim financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2009.

Deferred Financing Costs
     Deferred financing costs are amortized over the estimated life of the related obligation. The unamortized balance of these costs was approximately $4.0 million as of March 31, 2010.
Assumptions, Judgments and Estimates
     The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events. Accordingly, actual results could differ from amounts previously established.
     Significant estimates with regard to the condensed consolidated financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative assets and liabilities, the estimated expense for share based compensation and depletion, depreciation, and amortization.
Note 3 — Accounting Standards Update
     In January of 2010, the FASB issued additional guidance to improve disclosure requirements related to fair value measurements and disclosures. Specifically, this guidance requires disclosures about transfers in and out of Level 1 and 2 fair value measurements, activity in Level 3 fair value measurements (See Note 14 for Level 1, 2 and 3 definitions), greater disaggregation of the amounts on the condensed consolidated balance sheets that are subject to fair value measurements and additional disclosures about the valuation techniques and inputs used in fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 31, 2009, except for disclosure of Level 3 fair value measurement roll forward activity, which is effective for annual reporting periods beginning after December 15, 2010. This guidance was adopted in the first quarter of 2010 and had no impact on the condensed consolidated financial statements other than the additional disclosures.
Note 4 — Asset Retirement Obligation
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
     The restricted cash of $14.8 million located on the Company’s condensed consolidated balance sheet at March 31, 2010 in non-current other assets is legally restricted for the purpose of settling asset retirement obligations related to Predecessor Resolute’s purchase of properties from a subsidiary of ExxonMobil Corporation and its affiliates.
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
     The following table provides a reconciliation of Resolute’s asset retirement obligations for the three months ended March 31, (in thousands):

2010
Asset retirement obligations at beginning of period *	$10,438
Additional liability incurred	—
Accretion expense	202
Liabilities settled	(1,274)
Revisions to previous estimates	17

Asset retirement obligations at end of period	$9,383

*	At December 31, 2009 $1,221,000 of asset retirement obligations were accrued in accounts payable and accrued expenses.

Note 5 — Oil and Gas Properties
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
     Resolute conducts tertiary recovery projects on certain of its oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods. Under the full cost method, all development costs are capitalized at the time incurred. Development costs include charges associated with access to and preparation of well locations, drilling and equipping development wells, test wells, and service wells including injection wells, and acquiring, constructing, and installing production facilities and providing for improved recovery systems. Improved recovery systems include all related facility development costs and the cost of the acquisition of tertiary injectants, primarily purchased carbon dioxide (“CO2”). The development cost related to the purchase of CO2 is incurred solely for the purpose of gaining access to incremental reserves that would not be recoverable without the injection of such CO2. The accumulation of injected CO2, in combination with additional purchased and recycled CO2, provides future economic value over the life of the project.
     In contrast, other costs related to the daily operation of the improved recovery systems are considered production costs and are expensed as incurred. These costs include, but are not limited to, compression, electricity, separation, re-injection of recovered CO2 and water, and reservoir pressure maintenance.
     Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. Resolute capitalized general and administrative and operating costs related to its acquisition, exploration and development activities of $0.2 million for the three month period ended March 31, 2010.
     Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. The Company’s investments in unproved properties are related to exploration plays in the Black Warrior Basin in Alabama, the Big Horn Basin in Wyoming and the Williston Basin in North Dakota. Unproved properties are assessed at least annually to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense as appropriate.
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
     Pursuant to full cost accounting rules, Resolute must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test requires that capitalized costs less related accumulated depletion and deferred income taxes for the Cost Center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties (the “full cost ceiling”). Should the net capitalized costs for the Cost Center exceed the full cost ceiling, an impairment charge would be recognized to the extent of the excess capitalized costs.
     The Company’s full cost pool is primarily comprised of assets attributable to the Resolute Transaction. In accordance with Regulation S-X Article 4-10 and rules for full cost accounting for proved oil and gas properties, Resolute performed a ceiling test at March 31, 2010 and at December 31, 2009 using its reserve estimates prepared in accordance with the recently promulgated Securities and Exchange Commission (“SEC”) rules. At March 31, 2010, the full cost ceiling exceeded capitalized costs. At December 31, 2009, total capitalized costs exceeded the full cost ceiling by approximately $150 million; however, no impairment was recognized at December 31, 2009, as the Company requested and received an exemption from the SEC to exclude the Resolute Transaction from the full cost ceiling assessment for a period of twelve months following the acquisition, provided the Company can demonstrate that the fair value of the acquired properties exceeds the carrying value in the interim periods through June 30, 2010. The request for exemption was made because the Company could demonstrate beyond a reasonable doubt that the fair value of the Resolute Transaction oil and gas properties exceed unamortized cost at the Acquisition Date and at December 31, 2009.
     At the Acquisition Date, Resolute valued its oil and gas properties using NYMEX forward strip prices for a period of five years and then held prices flat thereafter. The Company also used various discount rates and other risk factors depending on the classification of reserves. Management believes this internal pricing model reflected the fair value of the assets acquired.
     While commodity prices have increased since September 30, 2009, the Company recognizes that due to the volatility associated with oil and gas prices future realized commodity prices could be lower. If that were to occur and were deemed to be other than temporary, the Company would assess the Resolute Transaction properties for impairment during the exemption period. Further, if the Company cannot demonstrate that fair value exceeds the unamortized carrying costs during the exemption period, the Company will recognize impairment.
Note 6 — Acquisitions and Divestitures
     The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the Resolute Transaction had occurred as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented or that may result in the future. The pro forma adjustments made are based on certain assumptions that Resolute believes are reasonable based on currently available information.
     The unaudited pro forma financial information for the three months ended March 31, 2009 combine the historical results of HACI and Predecessor Resolute.

Three Months Ended
March 31, 2009
(in thousands, except per
share amount)
Pro Forma
Total revenue	$22,488
Operating loss	(23,594)
Net loss	(9,229)
Basic and diluted net loss per share	$(0.18)
Note 7 — Earnings per Share
     The Company computes earnings per share using the two class method. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potentially dilutive shares consist of the incremental shares issuable under the outstanding warrants and outstanding earnout shares, which are shares of Company common stock (with voting rights) that will be forfeited if the price of Company common stock does not exceed $15.00 per share for 20 trading days in any 30 day trading period within five years from the date of the Resolute Transaction (“Earnout Shares”). Warrants entitle the holder to purchase one share of Company common stock at a price of $13.00 per share and expire on September 25, 2014.
     The treasury stock method is used to measure the dilutive impact of potentially dilutive shares. There are no dilutive shares for the three months ended March 31, 2010 as (i) 34,600,000 warrants were anti-dilutive as their exercise price is greater than the average price of the Company’s common stock during the three months then ended; (ii) 13,800,000 warrants were considered contingently issuable as the last sales price of the Company’s common stock, through March 31, 2010, has not exceeded $13.75 for any 20 days within any 30 day trading period; and (iii) Earnout Shares are considered contingently issuable and are not included in the earnings per share calculation until all necessary conditions for issuance are satisfied. Therefore, the impact of 48,400,000 warrants and 3,250,000 Earnout Shares outstanding during the period were not included in the calculation of earnings per share. There was a loss during the three months ended March 31, 2009, and all potentially dilutive shares were anti-dilutive. Accordingly, 76,000,000 warrants were excluded from the calculation of diluted loss per share.
     The liquidation rights of the holders of the Company’s common stock and common stock subject to redemption are identical, except with respect to redemption rights for dissenting shareholders in an acquisition by the Company. As a result, the undistributed earnings for periods prior to the Resolute Transaction were allocated based on the contractual participation rights of the common stock and common stock subject to redemption as if the earnings for the year had been distributed. The undistributed earnings were allocated to common stock subject to redemption based on their pro-rata right to income earned on Offering proceeds by the trust. Subsequent to the Resolute Transaction, no common stock subject to redemption remains outstanding.
     The following table sets forth the computation of basic and diluted net income per share for common stock and common stock subject to redemption (in thousands, except per share data):

	Three Month Ended March 31,
	2010		2009
		Common
		Stock		Common Stock
	Common	Subject to		Subject to
	Stock	Redemption	Common Stock	Redemption
Numerator:
Allocation of undistributed earnings (loss)	$4,704	$—	$(2,314)	$105
Denominator:
Weighted average of issued shares outstanding	49,906	—	45,105	16,560
Basic and diluted earnings per share	$0.09	$—	$(0.05)	$0.01
Note 8 — Related Party Transactions
     HACI agreed to pay up to $10,000 a month for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of HACI’s founder and chairman of the board, Thomas O. Hicks. Services commenced after the effective date of the Offering and were terminated during 2009 due to the consummation of the Resolute Transaction.
Note 9 — Long Term Debt
     Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated credit facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of March 31, 2010, the weighted average interest rate on the outstanding balance under the Credit Facility was 3.17%.
     The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim re-determination. As of March 31, 2010, outstanding borrowings were $115.4 million and unused availability under the borrowing base was $136.1 million. The borrowing base availability has been reduced by $8.5 million in conjunction with letters of credit issued to vendors at March 31, 2010. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute’s subsidiaries.
     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at March 31, 2010.
     As of May 7, 2010, Resolute had borrowings of $130.3 million under the borrowing base, resulting in an unused availability of $121.2 million.
Note 10 — Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three month periods ended March 31, 2010 and 2009 differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.

     The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Current income tax benefit (expense)	$(35)	$26
Deferred income tax benefit (expense)	(2,650)	1,112

Total income tax benefit (expense)	$(2,685)	$1,138

     The Company has not recorded any uncertain tax positions as of March 31, 2010 or 2009.
     The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado and Utah. The tax years that remain open to examination by the Internal Revenue Service are the years 2006 through 2009. The tax years that remain open to examination by Colorado and Utah are 2005 through 2009. Resource’s 2007 tax return is currently under examination by the Internal Revenue Service.
Note 11 — Stockholders’ Equity and Equity Based Awards
Preferred Stock
     The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of March 31, 2010 or December 31, 2009.
Common Stock
     The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At March 31, 2010, the Company had 53,160,375 shares of common stock issued and outstanding. HACI had 69,000,000 common shares issued and outstanding at March 31, 2009.
     Of the 53,160,375 shares of common stock outstanding at March 31, 2010, 3,250,000 are classified as Earnout Shares. Earnout Shares are common stock of Resolute subject to forfeiture in the event that the market price earnout target of $15.00 per share is not met by September 25, 2014. The Earnout Shares have voting rights and are transferable; however, they are not registered for resale and do not participate in dividends until the trigger price is met.
     Prior to consummation of the Resolute Transaction, holders of 30% of public common stock, less one share, had the right to vote against any acquisition proposal and demand conversion of their shares for a pro rata portion of cash and marketable securities held in trust, less certain adjustments. As a result, HACI classified 16,559,999 of the total 69,000,000 common shares issued during 2007 as common stock, subject to possible redemption for $160.8 million. The common stock subject to redemption participated in income earned by Offering funds held in trust prior to the Resolute Transaction. Income or loss attributable to common stock subject to redemption was considered in the calculation of earnings per share and the deferred interest attributable to common stock subject to possible redemption was classified as temporary equity. Upon consummation of the Resolute Transaction, the $160.8 million temporary equity was reclassified to common stock and additional paid-in capital and 11,592,084 shares were redeemed. The deferred interest attributable to the shares of common stock not redeemed of $1.9 million was reclassified to stockholders’ equity.
Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.
     On July 31, 2009, the Company adopted the 2009 Performance Incentive Plan (the “Incentive Plan”), providing for long-term equity based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. Equity-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The Company’s Board of Directors or one or more committees appointed by the Company’s Board of Directors will administer the Incentive Plan. The maximum number of shares of Company common stock that may be issued pursuant to awards under the Incentive Plan is 2,657,744.
     The Incentive Plan authorizes stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards that may be granted or denominated in Company common stock or units of Company common stock, as well as cash bonus awards. The Incentive Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be paid or settled in cash at the Company’s option. On March 16, 2010, the Company’s Board of Directors were granted 5,492 shares of Company common stock under the Incentive Plan. One quarter of each Board of Director award was granted without restriction with the remainder vesting over a service period ending on March 16, 2013. The compensation expense to be recognized for the awards was measured based on the Company’s traded stock price on March 16, 2010.
     On September 25, 2009, the Company and Sub entered into a Retention Bonus Award Agreement calling for the award to employees of the Company of 200,000 shares of Company common stock that would otherwise have been issued to Sub in the Resolute Transaction. Fifty percent of each employee award was awarded without restriction and fifty percent of each employee award was granted contingent upon the employee remaining employed by the Company for one year following the closing of the Resolute Transaction. As of March 31, 2010, employees had forfeited 11,697 shares under this agreement, leaving 88,303 shares unvested. The compensation expense to be recognized for the awards was measured based on the Company’s traded stock price at the date of the Resolute Transaction. For the three months ended March 31, 2010, the Company recorded $0.2 million of stock based compensation expense for this award. The remaining expense will be recognized over the remaining vesting period ending on September 25, 2010.
Note 12 — Employee Benefits
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
Time Vested Cash Awards
     Prior to the Resolute Transaction, certain employees of Predecessor Resolute held time vested cash awards (“Awards”). All of the Awards bear simple interest of 15% per annum commencing January 1, 2008, and are payable in three installments, with the first installment paid on January 1, 2009 and the remaining two installments payable on January 1, 2010 and 2011. The Awards are accounted for as deferred compensation. The annual payments are paid contingent upon the employee’s continued employment with Resolute and there is potential for forfeiture of the Awards. Accordingly, Resolute will accrue the Awards and related return for the respective year on an annual basis. For the three months ended March 31, 2010, $0.1 million of compensation expense related to the Awards was recognized.
Note 13 — Derivative Instruments
     Resolute enters into commodity derivative contracts to manage its exposure to oil and gas price volatility. Resolute has not elected to designate derivative instruments as hedges under the provisions of FASB ASC Topic 815, Derivatives and Hedging. As a result, these derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. Realized and unrealized gains and losses from Resolute’s price risk management activities are recognized in other income (expense), with realized gains and losses recognized in the period in which the related production is sold. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as financing activities in the condensed consolidated statement of cash flows. Commodity derivative contracts may take the form of futures contracts, swaps or options.
     For financial reporting purposes, Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty. See Note 14 for the location and fair value amounts of Resolute’s commodity derivative instruments reported in the condensed consolidated balance sheet at March 31, 2010.
     The table below summarizes the location and amount of commodity derivative instrument losses reported in the condensed consolidated statements of operations (in thousands):

Three Months Ended
March 31,
2010
Other income (expense):
Realized losses	$(2,136)
Unrealized gains	2,346

Total gains on derivative instruments	$210

     As of March 31, 2010, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

				Gas (NYMEX HH)
		Oil (NYMEX WTI)		Weighted Average
		Weighted Average		Hedge Price per
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	MMBtu
2010	3,650	$67.24	3,800	$9.69
2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of March 31, 2010.

			Weighted Average
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu
2010 – 2013	Rocky Mountain NWPL	1,800	$2.10
     As of March 31, 2010, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars.

Gas (NYMEX HH)
		Oil (NYMEX WTI)		Weighted Average
		Weighted Average		Hedge Price per
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	MMBtu
2010	200	$105.00-151.00	—	—
Credit Risk and Contingent Features in Derivative Instruments
     Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are lenders under Resolute’s Credit Facility. Accordingly, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Credit Facility or other general obligations against amounts owed for derivative contract liabilities.
     The maximum amount of loss in the event of all counterparties defaulting is $0 as of March 31, 2010, due to the set off provisions noted above.
Note 14 — Fair Value Measurements
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

     As of March 31, 2010, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.
     The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2010 (in thousands):

Description	Level 1	Level 2	Level 3
Assets
Commodity swaps	$—	$6,600	$—
Commodity collars	—	1,148	—

Current assets: derivative instruments	$—	$7,748	$—

Commodity swaps	$—	$4,935	$—

Other assets: derivative instruments	$—	$4,935	$—

Liabilities
Commodity swaps	$—	$23,399	$—

Current liabilities: derivative instruments	$—	$23,399	$—

Commodity swaps	$—	$52,000	$—

Long term liabilities: derivative instruments	$—	$52,000	$—

Note 15 — Commitments and Contingencies
CO2Take-or-Pay Agreements
     Resolute is party to two take-or-pay purchase agreements, each with a different supplier, under which Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Resolute’s tertiary enhanced recovery projects in Aneth Field. In each case, Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The CO2 volumes planned for use on the enhanced recovery projects exceed the minimum daily volumes provided in these take-or-pay purchase agreements. Therefore, Resolute expects to avoid any payments for deficiencies.
     One contract was effective July 1, 2006, with a four year term. As of March 31, 2010, future commitments under this purchase agreement amounted to approximately $1.1 million, based on prices in effect at March 31, 2010. The second contract was entered into on May 25, 2005, was amended on July 1, 2007, and has a ten year term. Future commitments as of March 31, 2010 under this purchase agreement amounted to approximately $58.2 million through June 2016 based on prices in effect on March 31, 2010.
     The annual minimum CO2 purchase obligation by year is as follows (in thousands):

Year	CO2 Purchase Commitments
2010	$9,765
2011	15,267
2012	11,948
2013	11,543
2014	5,126
Thereafter	5,667

Total	$59,316

RESOLUTE NATURAL RESOURCES COMPANY, LLC,
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC,
RESOLUTE WYOMING, INC.,
RNRC HOLDINGS, INC.
Combined Statements of Operations (UNAUDITED)
(in thousands)

Three Months
Ended
March 31,
2009
Revenue:
Oil	$18,305
Gas	3,324
Other	859

Total revenue	22,488

Operating expenses:
Lease operating	16,295
Depletion, depreciation, amortization, and asset retirement obligation accretion	8,210
Impairment of proved properties	13,295
General and administrative	2,130

Total operating expenses	39,930

Loss from operations	(17,442)

Other income (expense):
Interest expense	(6,248)
Gain on derivative instruments	9,860
Other income	40

Total other income	3,652

Loss before income taxes	(13,790)
Income tax expense	(9,807)

Net loss	$(23,597)

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC
RESOLUTE ANETH, LLC
WYNR, LLC
BWNR, LLC
RESOLUTE WYOMING, INC.
RNRC HOLDINGS, INC.
Combined Statements of Cash Flows (UNAUDITED)
(in thousands)

Three Months
Ended
March 31,
2009
Operating activities:
Net loss	$(23,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	7,972
Amortization of deferred financing costs	522
Deferred income taxes	9,792
Equity-based compensation	960
Unrealized loss on derivative instruments	461
Accretion of asset retirement obligations	238
Impairment of proved properties	13,295
Other	(91)
Change in operating assets and liabilities:
Accounts receivable	4,597
Other current assets	233
Accounts payable and accrued expenses	(8,977)
Other current liabilities	6
Accounts payable — Holdings	(3)

Net cash provided by operating activities	5,408

Investing activities:
Acquisition, exploration and development expenditures	(4,099)
Proceeds from sale of oil and gas properties	3
Purchase of other property and equipment	(7)
Notes receivable — affiliated entities	2
Other	25

Net cash used for investing activities	(4,076)

Financing activities:
Deferred financing costs	(2)
Proceeds from bank borrowings	25,270
Payment of bank borrowings	(28,300)

Net cash used by financing activities	(3,032)

Net decrease in cash and cash equivalents	(1,700)
Cash and cash equivalents at beginning of period	1,935

Cash and cash equivalents at end of period	$235

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,056

Income taxes	$—

Supplemental schedule of non-cash investing and financing activities:
Decrease to asset retirement obligations	$(111)

Capital expenditures financed through current liabilities	$647

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC
RESOLUTE ANETH, LLC
WYNR, LLC
BWNR, LLC
RESOLUTE WYOMING, INC.
RNRC HOLDINGS, INC.
Notes to Combined Statements of Operations and of Cash Flows (UNAUDITED)
Note 1 —Description of the Companies and Business
     Resolute Natural Resources Company, LLC (“Resources”), previously a Delaware corporation incorporated on January 22, 2004 and converted to a limited liability company on September 30, 2008, Resolute Aneth, LLC (“Aneth”), a Delaware limited liability company established on November 12, 2004, WYNR, LLC (“WYNR”), a Delaware limited liability company established on August 25, 2005, BWNR, LLC (“BWNR”), a Delaware limited liability company established on August 19, 2005, RNRC Holdings, Inc. (“RNRC”), a Delaware corporation incorporated on September 19, 2008 and Resolute Wyoming, Inc. (“RWI”) (formerly Primary Natural Resources, Inc. (“PNR”)), a Delaware corporation incorporated on November 21, 2003 (the change of name to RWI was effective September 29, 2008) (together, “Predecessor Resolute” or the “Companies”) are engaged in the acquisition, exploration, development, and production of oil, gas and natural gas liquids (“NGL”), primarily in the Paradox Basin in southeastern Utah and the Powder River Basin in Wyoming. The Companies are wholly owned subsidiaries of Resolute Holdings Sub, LLC (“Sub”), which in turn is a wholly owned subsidiary of Resolute Holdings, LLC (“Holdings”).
Note 2—Basis of Presentation and Significant Accounting Policies
  Basis of Presentation
     On September 25, 2009 (“Acquisition Date”), Hicks Acquisition Company I, Inc. (“HACI”) consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement (“Acquisition Agreement”) with Resolute Energy Corporation (“Resolute”), pursuant to which, through a series of transactions, HACI’s stockholders collectively acquired a majority of the outstanding equity of the Companies (“Resolute Transaction”), and Resolute owns, directly or indirectly, 100% of the equity interests of Resources, WYNR, BWNR, RNRC, and RWI, and indirectly owns a 99.996% equity interest in Aneth.
     The accompanying unaudited combined statements of operations and of cash flows of Predecessor Resolute have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Regulation S-X for interim financial reporting. No combined balance sheet of Predecessor Resolute is required to be presented as the condensed consolidated balance sheets of Resolute Energy Corporation include the acquired balances. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. These companies are under common ownership and common management. All intercompany balances and transactions have been eliminated in combination.
  Significant Accounting Policies
     The significant accounting policies followed by Resolute are set forth in Note 2 to Predecessor Resolute’s combined financial statements for the period ended September 24, 2009 appearing in Resolute’s Annual Report on Form 10-K for the year ended December 31, 2009. These unaudited combined interim financial statements are to be read in conjunction with the combined financial statements and related notes for the period ended September 24, 2009.
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

Note 3 — Oil and Gas Properties
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
     Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. Predecessor Resolute capitalized general and administrative and operating costs of $0.1 million related to its acquisition, exploration and development activities for the three month period ended March 31, 2009.
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
     Pursuant to full cost accounting rules, Predecessor Resolute performed a ceiling test each quarter on its proved oil and gas assets. The ceiling test requires that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. As a result of this limitation on capitalized costs, the accompanying combined financial statements include a provision for an impairment of oil and gas property cost for the three months ended March 31, 2009 of $13.3 million.
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
Note 4 — Asset Retirement Obligations
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
     The following table provides a reconciliation of Predecessor Resolute’s asset retirement obligation for the three months ended March 31, 2009 (in thousands):

Three Months
Ended March 31,
2009
Asset retirement obligations at beginning of period	$9,828
Accretion expense	238
Additional liability incurred	—
Liabilities settled	(14)
Revisions to previous estimates	(111)

Asset retirement obligations at end of period	9,941
Less current asset retirement obligations	1,128

Long-term asset retirement obligations	$8,813

Note 5—Related Party Transactions
     Resources has received payments due Holdings for Holdings’ transactions not related to Predecessor Resolute. Such payments have not yet been fully reimbursed to Holdings. Payments to Holdings are reflected on the combined statements of cash flows under the caption “Accounts Payable — Holdings.”
Note 6—Long Term Debt
  First Lien Facility
     Predecessor Resolute’s credit facility was with a syndicate of banks led by Wachovia Bank, National Association (the “First Lien Facility”) with Aneth as the borrower. At Aneth’s option, the outstanding balance under the First Lien Facility accrued interest at either (a) the London Interbank Offered Rate, plus a margin which varied from 1.5% to 2.25%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Federal Funds Effective Rate plus 0.5%, plus a margin which varied from 0% to 0.75%. Each such margin was based on the level of utilization under the borrowing base. As of March 31, 2009 the weighted average interest rate on the outstanding balance under the facility was approximately 3.64%
     On September 25, 2009, Resolute repaid $99.5 million outstanding under the First Lien Facility with cash received from the Resolute Transaction.
  Second Lien Facility
     Predecessor Resolute’s term loan was with a group of lenders, with Wilmington Trust FSB as the agent (the “Second Lien Facility”) and with Aneth as the borrower. Balances outstanding under the Second Lien Facility accrued interest at either (a) the adjusted London Interbank Offered Rate plus the applicable margin of 4.5%, or (b) the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Alternative Base Rate, plus the applicable margin of 3.5%. As of March 31, 2009 the weighted average interest rate on the outstanding balance under the facility was approximately 3.85%.
     On September 25, 2009, Resolute repaid all amounts outstanding under the Second Lien Facility with cash received from the Resolute Transaction.

Note 7 —Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2009 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes primarily related to state income taxes and estimated permanent differences.
     The following table summarizes the components of the provision for income taxes (in thousands):

For the Three Months
Ended March 31,
2009
Current income tax expense
Federal	$(15)
State	—
Deferred income tax benefit (expense)	(1,068)
Valuation allowance*	(8,724)

Total income tax benefit (expense)**	$(9,807)

*	Resolute recorded a full valuation allowance against its deferred tax asset at March 31, 2009, as Predecessor Resolute believed that this asset may not be realized if it was unable to generate future taxable income.

**	Tax expense (benefit) is calculated based on taxable income of RNRC and RWI, which are taxable entities. Aneth, Sub, BWNR and WYNR are pass-through entities for federal and state income tax purposes. As such, neither current nor deferred income taxes are recognized by these entities.
Note 8 — Shareholder’s/Member’s Equity and Equity Based Awards
  Common Stock
     At March 31, 2009, RNRC and RWI each had 1,000 shares of common stock, par value $0.01 and $1.00 per share, authorized, issued and outstanding.
  Member’s Equity
     At March 31, 2009, member’s equity included Aneth, WYNR, BWNR and Resources.
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
     Predecessor Resolute recorded $1.0 million of equity based compensation expense in general and administrative expense in the combined statements of operations for the three months ended March 31 2009.
     Predecessor Resolute amortizes the estimated fair value of the Incentive Units over the remaining estimated vesting period using the straight-line method. The estimated weighted average fair value remaining of the Incentive Units was calculated using a discounted future net cash flows model. No Incentive Units vested during the three months ended March 31, 2009.

     At March 31, 2009, there were 17,797,801 incentive units outstanding, of which 6,190,539 were not vested and have a weighted average grant date fair value of $2.08 per unit. There were no grants or forfeitures during the three months ended March 31, 2009.
Note 9 — Derivative Instruments
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
     As of March 31, 2009, Predecessor Resolute had entered into certain commodity swap contracts. The following table represents Predecessor Resolute’s commodity swaps at March 31, 2009 with respect to its estimated oil and gas production from proved developed producing properties through 2013:

				Gas (NYMEX HH)
		Oil (NYMEX WTI)		Weighted Average
		Weighted Average		Hedge Price per
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	MMBtu
2009	3,900	$63.07	1,800	$9.93
2010	3,650	$57.83	3,800	$9.69
2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Predecessor Resolute also used basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Predecessor Resolute’s outstanding basis swaps as of March 31, 2009.

			Weighted Average
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu
2009 — 2013	Rocky Mountain NWPL	1,800	$2.10
     As of March 31, 2009, Predecessor Resolute had entered into certain commodity collar contracts. The following table represents Predecessor Resolute’s commodity collars at March 31, 2009 with respect to its estimated oil and gas production from proved developed producing properties:

				Gas (NYMEX HH)
		Oil (NYMEX WTI)		Weighted Average
		Weighted Average		Hedge Price per
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	MMBtu
2009	250	$105.00-151.00	3,288	$5.00-9.35
2010	200	$105.00-151.00	—	—
     The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the combined statements of operations for the periods presented below (in thousands):

Three Months Ended
March 31,
2009
Other income (expense)
Realized gains	$10,321
Unrealized losses	(461)

Total: gain on derivative instruments	$9,860

Note 10 — Fair Value Measurements
     FASB ASC Topic 820, Fair Value Measurements and Disclosures clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Predecessor Resolute fully adopted FASB ASC Topic 820 as of January 1, 2009. The full adoption did not have a material impact on Predecessor Resolute’s combined financial statements or its disclosures.

     FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exact price) in an orderly transaction between market participants at the measurement date. The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•	Level 2 — Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3 — Significant inputs to the valuation model are unobservable.
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
     As of March 31, 2009, Predecessor Resolute’s commodity derivative instruments were required to be measured at fair value. Predecessor Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.
Note 11 — Commitments and Contingencies
  CO2Take-or-Pay Agreements
     Predecessor Resolute entered into two take-or-pay purchase agreements, each with a different supplier, under which Predecessor Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Predecessor Resolute’s tertiary enhanced recovery projects in Aneth Field. In each case, Predecessor Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The CO2volumes planned for use on the enhanced recovery projects exceed the minimum daily volumes provided in this take-or-pay purchase agreement. Therefore, Predecessor Resolute expects to avoid any payments for deficiencies.
     One contract was effective July 1, 2006, with a four year term. As of March 31, 2009, future commitments under this purchase agreement amounted to approximately $3.0 million, based on prices in effect at March 31, 2009. The second contract was entered into on May 25, 2005, was amended on July 1, 2007, and had a ten year term. Future commitments under this purchase agreement amounted to approximately $31.8 million through June 2016 based on prices in effect on March 31, 2009. The annual minimum obligation by year is as follows:

Year	Commitments
(millions)
2009	$7.2
2010	7.8
2011	6.1
2012	4.8
2013	4.6
Thereafter	4.3

Total	$34.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     References to the “Company,” “us” or “we” refer to Resolute Energy Corporation (‘Resolute”), a corporation formed to consummate a business combination between Hicks Acquisition Company I, Inc. (“HACI”), Resolute and Resolute Holdings Sub, LLC. “Predecessor Resolute” refers to Resolute Natural Resources Company, LLC (“Resources”), WYNR, LLC (“WYNR”), BWNR, LLC (“BWNR”), RNRC Holdings, Inc. (“RNRC”), and Resolute Wyoming, Inc. (“RWI”) (formerly known as Primary Natural Resources, Inc. (“PNR”)), and Resolute Aneth, LLC (“Aneth”).
     The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as with the financial statements and related notes thereto contained elsewhere in this report. Due to the nature of the Resolute Transaction, two sets of financial statements are presented in this report. The first set covers the reporting company, Resolute, including a pro forma presentation of Resolute giving effect to the Resolute Transaction as if it had occurred on January 1, 2009. The second set covers the predecessor company, Predecessor Resolute, for the period ended March 31, 2009. This discussion is presented in one combined section relating to the business of Resolute for the period ended March 31, 2010 and the comparative data with respect to Predecessor Resolute and HACI for the period ended March 31, 2009.
Overview
     Resolute is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil, gas and hydrocarbon liquids. Resolute’s strategy is to grow through acquisition, exploration, exploitation and industry standard enhanced oil recovery projects.
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
     Resolute’s management uses a variety of financial and operational measurements to analyze its operating performance. These measurements include: (i) production levels, trends and prices, (ii) reserve and production volumes and trends, (iii) operating expenses and general and administrative expenses, (iv) operating cash flow, and (v) EBITDA. These measurements are to be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Resolute’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Resolute Transaction
     On September 25, 2009 (the “Acquisition Date”), Resolute consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement dated as of August 2, 2009 (the “Acquisition Agreement”) by and among us, HACI, Resolute Holdings Sub, LLC (“Sub”), Resolute Subsidiary Corporation, a wholly-owned subsidiary of Resolute (“Merger Sub”), Resolute Aneth, LLC, a subsidiary of Sub (“Aneth”), Resolute Holdings, LLC and HH-HACI, L.P. (the “Sponsor”), pursuant to which HACI stockholders acquired a majority of the outstanding shares of capital stock of Resolute and Resolute acquired all of the operating companies previously owned by Sub (the “Resolute Transaction”). Prior to September 25, 2009, HACI was a blank check company formed for the purpose of acquiring, or acquiring control of, one or more businesses or assets.
     As a result of the Resolute Transaction, through a series of transactions, shareholders of HACI common stock, par value $0.0001 per share, acquired approximately 82% of the outstanding shares of Resolute common stock, par value $0.0001 per share (“Resolute common stock”), and Sub owned approximately 18% of the outstanding Resolute common stock, excluding, in each case, warrants, options and the Resolute Earnout Shares (as defined below). HACI transferred to Aneth the $327 million remaining in its trust account, after payment of expenses of $11 million and redemption of HACI common stock and warrants in the amount of $201 million, in exchange for a membership interest in Aneth. Sub then contributed its direct and indirect ownership interests in its operating subsidiaries to HACI. Merger Sub merged with and into HACI, with HACI surviving the merger and continuing as a wholly-owned subsidiary of Resolute. As required by the Acquisition Agreement, the $327 million was used to repay amounts owed under Aneth’s credit facilities.
     In exchange for Sub’s contribution of its operating subsidiaries and as a result of the other transactions contemplated by the Acquisition Agreement, Sub acquired (i) 9,200,000 shares of Resolute common stock, (ii) 4,600,000 warrants to purchase Resolute common stock at a price of $13.00 per share, with a five year life and subject to a trigger price of $13.75 per share (the “Resolute Founders Warrants”), (iii) 2,333,333 warrants to purchase Resolute common stock at a price of $13.00 per share, with a five year life (the “Resolute Sponsors Warrants”), and (iv) 1,385,000 shares of Resolute common stock subject to forfeiture in the event a trigger price of $15.00 is not exceeded within five years following the closing of the Resolute

Transaction and that have no economic rights until such trigger is met (the “Resolute Earnout Shares”). Of the 9,200,000 shares of Resolute common stock issuable to Sub, 200,000 were issued to employees of Predecessor Resolute who became employees of Resolute upon closing of the Resolute Transaction in recognition of their services. 100,000 shares vested immediately and the remaining 100,000 shares will vest on the one year anniversary of the Acquisition Date, provided the recipient remains employed by the Company through that date. At the effective time of the Resolute Transaction, each outstanding share of HACI common stock was converted into the right to receive one share of Resolute common stock.
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
     Like all businesses engaged in the exploration for and production of oil and gas, Resolute faces the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a given well decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or gas it produces. Resolute attempts to overcome this natural decline by implementing secondary and tertiary recovery techniques and by acquiring or discovering more reserves than it produces. Resolute’s future growth will depend on its ability to enhance production levels from existing reserves and to continue to add reserves in excess of production. Resolute will maintain its focus on costs necessary to produce its reserves as well as the costs necessary to add reserves through production enhancement, drilling and acquisitions. Resolute’s ability to make capital expenditures to increase production from existing reserves and to acquire more reserves is dependent on availability of capital resources, and can be limited by many factors, including the ability to obtain capital in a cost-effective manner and to timely obtain permits and regulatory approvals.

Results of Operations
     The following table reflects the components of our production and sales prices and sets forth our operating revenues, costs and expenses on a barrels of oil equivalent (“Boe”) basis for the three months ended March 31, 2010 and 2009 for Resolute and Predecessor Resolute, respectively.

	Resolute		Predecessor Resolute
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2009
Net Sales:
Total sales (Mboe)	636	—	692
Average daily sales (Boe/d)	7,062	—	7,693

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$64.72	—	$32.48
Average sales price (including derivative settlements)	61.36	—	44.42

Operating Expenses ($/Boe):
Lease operating	$20.80	—	$18.69
Production and ad valorem taxes	9.95	—	4.85
General and administrative	4.17	—	3.08
Depletion, depreciation, amortization and accretion	16.86	—	11.86
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
     For the purposes of management’s discussion and analysis of results of operations of Resolute, management has analyzed the operational results for the three months ended March 31, 2010, in comparison to the three months ended March 31, 2009, of Predecessor Resolute, except where indicated.
Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009
     Revenue. Revenue from oil and gas activities increased to $41.1 million during 2010, from $22.5 million during 2009. Total production decreased 8.2% during 2010 as compared to 2009, from 692,000 Boe to 636,000 Boe. In addition to natural production declines, the overall production decrease was partially attributed to compression failure at the Western Gas Resources Hilight Plant and the fact that the Company voluntarily shut-down a portion of its coalbed methane production in Wyoming due to uneconomic product prices for natural gas in that area. Another contributing factor was that for most of 2009 the Company curtailed its capital programs due to low product prices and the Company’s limited financial liquidity. Had those capital projects not been curtailed, they arguable could have contributed production to help offset the normal production declines in the Company’s producing fields. Management estimates that production constraints at the Hilight plant resulted in a reduction in production volumes of approximately 23 MBoe, or 255 Boe per day during the quarter ended March 31, 2010, as compared to what the field was capable of producing if unconstrained.
     The production decrease was more than offset by an increase in average sales price, excluding derivatives settlements, from $32.48 per Boe in 2009 to $64.72 per Boe in 2010.
     Operating Expenses. Lease operating expenses include labor, field office rent, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, workover expenses, and other customary charges. Resolute and Predecessor Resolute assess lease operating expenses in part by monitoring the expenses in relation to production volumes and the number of wells operated.
     Lease operating expenses increased to $13.3 million during 2010, from $13.0 million during 2009. The $0.3 million, or 2%, increase, was attributable to minor increases in company labor, equipment and maintenance costs, utilities and fuel, and workover expense, offset by minor decreases in contract labor and compression, gathering and other costs.
     Production and ad valorem taxes increased to $6.3 million during 2010, from $3.4 million during 2009. The $2.9 million, or 85%, increase was primarily attributable to the 83% increase in revenue. Production and ad valorem taxes were 15.3% of total revenue in 2010, compared to 14.9% of total revenue in 2009. The increase in the 2010 rate results from higher estimated ad valorem taxes in 2010 as compared to 2009.

     Depletion, depreciation, amortization and accretion expenses increased to $10.7 million during 2010, as compared to $8.2 million during 2009. The $2.5 million, or 30.5%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $11.86 per Boe in 2009 to $16.86 per Boe in 2010, which reflects the higher carrying value of proved oil and gas properties in 2010 as a result of the Resolute Transaction at September 25, 2009.
     Pursuant to full cost accounting rules, Resolute and Predecessor Resolute performed a ceiling test each quarter on its proved oil and gas assets. As a result of this limitation on capitalized costs, Predecessor Resolute included a provision for impairment of oil and gas property costs in 2009 of $13.3 million. There was no provision for impairment of oil and gas property in 2010 for Resolute.
     General and administrative expenses include the costs of Resolute, HACI and Predecessor Resolute’s employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. Resolute and Predecessor Resolute monitor general and administrative expenses in relation to the amount of production and the number of wells operated.
     General and administrative expenses for Resolute and Predecessor Resolute increased to $2.7 million during 2010, as compared to $2.1 million during 2009. The $0.6 million, or 29%, increase in general and administrative expenses principally resulted from a $1.0 million increase in professional services and consulting fees and an increase of $0.3 million in personnel costs and a $0.8 million decrease in stock based compensation. General and administrative expenses of $3.8 million related to HACI in 2009 were principally comprised of the write off of deferred acquisition costs of $3.5 million.
     Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2010, the gain on oil and gas derivatives was $0.2 million consisting of approximately $2.1 million of realized losses on commodities derivatives and $2.3 million of unrealized gains on commodities derivatives. During 2009, the gain on oil and gas derivatives was $9.9 million consisting of approximately $10.3 million of realized gains offset by an unrealized loss of $0.4 million.
     Interest expense was $1.1 million during 2010, as compared to $6.2 million during 2009. The $5.1 million, or 82.3%, decrease is attributable to a 74% reduction in average outstanding borrowings and lower interest rates.
     Income Tax Benefit (Expense). Income tax expense recognized during 2010 was $2.7 million, or 36.3% of income before income taxes, as compared to an income tax benefit of $1.1 million, or 34% of loss before income taxes, for Resolute in 2009. The change in the effective rate reflects the differing tax jurisdictions in which Resolute operates in following the Resolute Transaction.
Liquidity and Capital Resources
     Resolute’s primary sources of liquidity are cash generated from operations and amounts available under the revolving Credit Facility.
     For the purposes of management’s discussion and analysis of liquidity and capital resources, management has analyzed the cash flows and capital resources for the three months ended March 31, 2010 for Resolute in comparison to the three months ended March 31, 2009 for Resolute and Predecessor Resolute.

	Resolute		Predecessor Resolute
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2010	2009	2009
	(in thousands)		(in thousands)
Cash provided by (used in) operating activities	$14,619	$(631)	$5,408
Cash provided by (used in) investing activities	(14,488)	42	(4,076)
Cash provided (used in) by financing activities	1,787	—	(3,032)
     Net cash provided by operating activities was $14.6 million for the three months of 2010 compared to $5.4 million for the three months of 2009. Cash flows from operating activities in 2010 reflected a change from a net loss in 2009 to net income in 2010.
     Net cash used in investing activities was $14.5 million for the three months in 2010 compared to $4.1 million in 2009. The primary investing activities for the three months of 2010 and 2009 were capital expenditures of $12.7 million and $4.1 million, respectively. The 2010 capital expenditures were comprised of $5.9 million in leasehold costs as a result of the acquisition of undeveloped leasehold acreage in Williams County, North Dakota, $3.4 million in CO2 acquisition and $3.4 million in other capital expenditures. Capital spending in the first quarter was consistent with the capital budget.
     Net cash provided by financing activities was $1.8 million for the three months in 2010 compared to net cash used in financing activities of $3.0 million for the three months in 2009. The primary financing activities in the first three months of 2010 were $5.8 million in net bank borrowings and $4.0 million in deferred financing costs related to the credit agreement entered into by the Company on March 30, 2010. Primary financing activities in the three months of 2009 were $3.0 million in net borrowings under the Credit Facility.
     Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.
     Additionally, in March 2010, Resolute agreed to acquire a 47.5% working interest in approximately 61,000 gross (42,000 net leasehold) acres in Williams County, North Dakota. This undeveloped leasehold is located within the Bakken shale trend of the Williston Basin. Although the Middle Bakken formation will be the primary objective, secondary objectives include the Three Forks, Madison and Red River formations. Resolute expects to participate in drilling three horizontal wells in this area during latter part of 2010.
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
     Resolute plans to continue its practice of hedging a significant portion of its production through the use of various derivatives transactions. Resolute’s existing derivatives transactions do not quality as cash flow hedges, and the Company anticipates that future transactions will receive similar accounting treatment. Hedge arrangements are generally settled within five days of the end of the month. As is typical in the oil and gas industry, however, Resolute does not generally receive the proceeds from the sale of its crude oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, Resolute will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, Resolute may use working capital borrowings to fund its operations.
Revolving Credit Facility
     Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated credit facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of March 31, 2010, the weighted average interest rate on the outstanding balance under the Credit Facility was 3.17%.
     The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim re-determination. As of March 31, 2010, outstanding borrowings were $115.4 million and unused availability under the borrowing base was $136.1 million. The borrowing base availability has been reduced by $8.5 million in conjunction with letters of credit issued to vendors at March 31, 2010. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by its subsidiaries.
     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at March 31, 2010.
     As of May 7, 2010, Resolute had borrowings of $130.3 million under the borrowing base, resulting in an unused availability of $121.2 million.
Off Balance Sheet Arrangements
     Resolute does not have any off-balance sheet financing arrangements other than operating leases. Resolute has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk and Hedging Arrangements
     Resolute’s major market risk exposure is in the pricing applicable to oil and gas production. Realized pricing on Resolute’s unhedged volumes of production is primarily driven by the spot market prices applicable to oil production and the prevailing price for gas. Pricing for oil production has been volatile and unpredictable for several years, and Resolute expects this volatility to continue in the future. The prices Resolute receives for unhedged production depends on many factors outside of Resolute’s control.
     Resolute periodically hedges a portion of its oil and gas production through swaps, puts, calls, collars and other such agreements. The purpose of the hedges is to provide a measure of stability to Resolute’s cash flows in an environment of volatile oil and gas prices and to manage Resolute’s exposure to commodity price risk.
     Under the terms of its Credit Agreement the form of derivative instruments to be entered into is at Resolute’s discretion, not to exceed 85% of its anticipated production from proved developed producing properties utilizing economic parameters specified in its credit agreements.
     By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. At March 31, 2010, all of Resolute’s counterparties are members of the Credit Facility bank syndicate.
     As of March 31, 2010, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps with respect to its oil production through 2013:

		Oil (NYMEX WTI)		Gas (NYMEX HH)
		Weighted Average		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	Hedge Price per MMBtu
2010	3,650	$67.24	3,800	$9.69
2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of March 31, 2010:

			Weighted Average
			Hedged Price
Year	Index	MMBtu per Day	Differential per MMBtu
2010 — 2013	Rocky Mountain NWPL	1,800	$2.10
     As of March 31, 2010, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars with respect to its oil and production:

		Oil (NYMEX WTI)
		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl
2010	200	$105.00-151.00
Interest Rate Risk
     At March 31, 2010, Resolute has $115.4 million of outstanding debt. Interest is calculated under the terms of the agreement based on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the evaluation, those officers have concluded that:
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
     There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2010, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal Proceedings
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
ITEM 1A. RISK FACTORS
     Information about material risks related to Resolute’s business, financial condition and results of operations for the three months ended March 31, 2010, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009, except as described below. These risks and those described below are not the only risks facing the company.
Delaware law and our amended and restated charter documents may impede or discourage a takeover that our stockholders may consider favorable.
     Our amended and restated charter and bylaws have provisions that may deter, delay or prevent a third party from acquiring us. These provisions include:
•	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements

•	the inability of stockholders to act by written consent or to call special meetings.

•	a classified board of directors with staggered three-year terms;

•	the authority of our board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of our common stock; and

•	advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors.
     These provisions could have the effect of delaying, deferring or preventing a change in control, discourage others from making tender offers for our shares, lower the market price of our stock or impede the ability of our stockholders to change our management, even if such a change would be beneficial to our stockholders.
Registration rights held by certain of our stockholders may have an adverse effect on the market price of our common stock.
     Under a Registration Rights Agreement entered into in connection with the Resolute Transaction, holders of registrable securities have the right to demand registration under the Securities Act of all or a portion of their registrable securities subject to amount and time limitations. Holders of the registrable securities may demand four registrations. Additionally, whenever (i) we propose to register any of our securities under the Securities Act and (ii) the method we select would permit the registration of registrable securities, holder of registrable securities have the right to request the inclusion of their registrable securities in such registration. The resale of these shares in the public market upon exercise of the registration rights described above could adversely affect the market price of our common stock or impact our ability to raise additional equity capital. Parties to the Registration Rights Agreement have right to request registration of (i) shares representing 24.6% of our outstanding common stock at March 31, 2010, and (ii) an additional 20,800,000 shares purchasable on exercise of outstanding warrants.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION
     Not applicable
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Form of Restricted Stock Agreement for Employees

10.2	Form of Stock Appreciation Right Agreement for Non-employee Directors

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
     Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	May 7, 2010

/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2010