Form 10-Q
period 2010-06-30
Resolute Energy Corp
filed 2010-08-12
CIK 1469510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34464

RESOLUTE ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0659371
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1675 Broadway, Suite 1950 Denver, CO (Address of Principal Executive Offices)	80202 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ No ☑
     As of August 10, 2010, 54,879,425 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2010, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to reinvestment of our cash flow, our plans with respect to hedging, our future debt levels and liquidity and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009, and such things as:
•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves;

•	discovery, estimation, development and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position;

•	the success of our business and financial strategy, hedging strategies and plans;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	a lack of available capital and financing;

•	the effectiveness and results of our CO2 flood program;

•	the success of the development plan and production from our oil and gas properties and particularly the Aneth Field Properties;

•	the timing and amount of future production of oil and gas;

•	the completion and success of exploratory drilling in the Bakken trend of the Williston Basin;

•	availability of drilling and production equipment;

•	timing of restoration of compression of failure at Western Gas Resources Highlight Plant;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	the success in marketing oil and gas;

•	competition in the oil and gas industry;

•	operational problems affecting, or uninsured or underinsured losses affecting our operations;

•	the impact and costs related to compliance with or changes in laws or regulations governing our oil and natural gas operations;

•	our relationship with the Navajo Nation and Navajo Nation Oil and Gas Company, as well as the timing of when certain purchase rights held by Navajo Nation Oil and Gas Company become exercisable;

•	the impact of weather and the occurrence of disasters, such as fires, floods and other events and natural disasters;

•	environmental liabilities;

•	anticipated CO2 supply which is currently being sourced exclusively from Kinder Morgan;

•	risks related to our level of indebtedness;

•	developments in oil and gas-producing countries;

•	loss of senior management or technical personnel;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us; and

•	other factors, many of which are beyond our control.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RESOLUTE ENERGY CORPORATION
Condensed Consolidated Balance Sheets (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,077	$455
Restricted cash	149	149
Accounts receivable	29,048	27,047
Deferred income taxes	3,705	7,050
Derivative instruments	6,426	6,958
Prepaid expenses and other current assets	1,156	1,781

Total current assets	41,561	43,440

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	25,391	7,306
Proved	647,773	634,383
Other property and equipment	2,532	2,413
Accumulated depletion, depreciation and amortization	(32,857)	(11,323)

Net property and equipment	642,839	632,779

Other assets:
Restricted cash	14,781	12,965
Derivative instruments	4,155	3,600
Deferred financing costs	3,786	—
Other assets	613	656

Total assets	$707,735	$693,440

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$39,718	$41,287
Asset retirement obligations	240	1,221
Derivative instruments	13,311	20,360

Total current liabilities	53,269	62,868

Long term liabilities:
Long term debt	119,050	109,575
Asset retirement obligations	8,871	9,217
Derivative instruments	34,345	55,260
Deferred income taxes	73,182	62,467
Other noncurrent liabilities	—	516

Total liabilities	288,717	299,903

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 54,815,825 and 53,154,883 shares at June 30, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	434,359	432,650
Accumulated deficit	(15,346)	(39,118)

Total stockholders’ equity	419,018	393,537

Total liabilities and stockholders’ equity	$707,735	$693,440

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Operations (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Oil	$35,735	$—	$71,592	$—
Gas	4,069	—	8,611	—
Other	838	—	1,571	—

Total revenue	40,642	—	81,774	—

Operating expenses:
Lease operating	12,192	—	25,414	—
Production and ad valorem taxes	5,810	—	12,136	—
Depletion, depreciation, amortization, and asset retirement obligation accretion	11,220	—	21,933	—
General and administrative	3,834	311	6,487	617
Write-off of deferred acquisition costs	—	—	—	3,500

Total operating expenses	33,056	311	65,970	4,117

Income (loss) from operations	7,586	(311)	15,804	(4,117)

Other income:
Interest income	—	191	3	649
Interest expense	(1,275)	—	(2,350)	—
Realized and unrealized gains on derivative instruments	24,226	—	24,436	—
Other income	14	—	47	—

Total other income	22,965	191	22,136	649

Income (loss) before income taxes	30,551	(120)	37,940	(3,468)
Income tax benefit (expense)	(11,483)	41	(14,168)	1,179

Net income (loss)	$19,068	$(79)	$23,772	$(2,289)

Net income (loss) per common share:
Basic	$0.38	$—	$0.48	$(0.05)
Diluted	$0.38	$—	$0.47	$(0.05)
Weighted average common shares outstanding:
Basic	49,905	45,105	49,905	45,105
Diluted	50,526	45,105	50,820	45,105
See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2010	53,155	$5	$432,650	$(39,118)	$393,537
Grant of stock, restricted stock and equity based compensation	1,661	—	1,708	—	1,708
Exercise of warrants	—	—	1	—	1
Net income	—	—	—	23,772	23,772

Balance as of June 30, 2010	54,816	$5	$434,359	$(15,346)	$419,018

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income (loss)	$23,772	$(2,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	21,933	—
Amortization of deferred financing costs	252	—
Equity-based compensation	1,650	—
Write-off of deferred acquisition costs	—	3,500
Unrealized gain on derivative instruments	(27,987)	—
Deferred income taxes	14,060	(1,105)
Change in operating assets and liabilities:
Accounts receivable	(1,944)	—
Other current assets	625	(101)
Accounts payable and accrued expenses	(6,343)	(1,015)
Accounts payable — related party	—	(56)

Net cash provided by (used in) operating activities	26,018	(1,066)

Investing activities:
Decrease in cash and cash equivalents held in trust	—	250,005
Purchase of marketable securities held in trust	—	(249,654)
Oil and gas exploration and development expenditures	(29,163)	—
Proceeds from sale of oil and gas properties and other	223	—
Other noncurrent assets	44	—
Purchase of other property and equipment	(121)	—
Increase in restricted cash	(1,816)	—

Net cash provided by (used in) investing activities	(30,833)	351

Financing activities:
Proceeds from bank borrowings	105,625	—
Repayments of bank borrowings	(96,150)	—
Deferred financing costs	(4,039)	—
Exercise of warrants	1	—

Net cash provided by financing activities	5,437	—

Net increase (decrease) in cash and cash equivalents	622	(715)
Cash and cash equivalents at beginning of period	455	819

Cash and cash equivalents at end of period	$1,077	$104

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,836	$—

Income taxes	$—	$980

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
     On September 25, 2009 (“Acquisition Date”), HACI consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement (“Acquisition Agreement”) with Resolute and Resolute Holdings Sub, LLC (“Sub”), whereby, through a series of transactions, HACI’s stockholders collectively acquired a majority of the outstanding shares of Resolute common stock (the “Resolute Transaction”). Immediately prior to the consummation of the Resolute Transaction, Resolute owned, directly or indirectly, 100% of the equity interests of Resolute Natural Resources Company, LLC (“Resources”), WYNR, LLC (“WYNR”), BWNR, LLC (“BWNR”), RNRC Holdings, Inc. (“RNRC”) and Resolute Wyoming, Inc. (“RWI”), and owned a 99.996% equity interest in Resolute Aneth, LLC (“Aneth”), (collectively, “Predecessor Resolute”). The entities comprising Predecessor Resolute prior to the Resolute Transaction were wholly owned by Sub (except for Aneth, which was owned 99.996%), which in turn was a wholly owned subsidiary of Resolute Holdings, LLC (“Holdings”).
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
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All intercompany balances and transactions have been eliminated in consolidation.
     In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated subsequent events after the balance sheet date. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies
     The significant accounting policies followed by Resolute are set forth in Note 2 — Summary of Significant Accounting Policies to Resolute’s consolidated financial statements for the year ended December 31, 2009. These unaudited condensed consolidated financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2009.
Deferred Financing Costs
     Deferred financing costs are amortized over the estimated life of the related obligation. The unamortized balance of these costs was approximately $3.8 million as of June 30, 2010.
Capitalized Interest
     Interest is capitalized when associated with significant investments in unproved properties and major development projects that are excluded from current depreciation, depletion and amortization calculations and on which exploration or development activities are in progress. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of identified costs. As such, excluded oil and gas costs are transferred to unproved properties, any associated capitalized interest is also transferred. Capitalized interest totaled $0.1 million for the three and six month periods ended June 30, 2010.
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
Reclassifications
     Certain reclassifications have been made to prior financial data to conform to the current presentation.
Note 3 — Accounting Standards Update
     In January of 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance to improve disclosure requirements related to fair value measurements and disclosures. Specifically, this guidance requires disclosures about transfers in and out of Level 1 and 2 fair value measurements, activity in Level 3 fair value measurements (see Note 14 for Level 1, 2 and 3 definitions), greater disaggregation of the amounts on the condensed consolidated balance sheets that are subject to fair value measurements and additional disclosures about the valuation techniques and inputs used in fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 31, 2009, except for disclosure of Level 3 fair value measurement roll forward activity, which is effective for annual reporting periods beginning after December 15, 2010. This guidance was adopted in the first quarter of 2010 and had no impact on the condensed consolidated financial statements other than the additional disclosures.
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
     The restricted cash of $14.8 million located on the Company’s condensed consolidated balance sheet at June 30, 2010 in non-current other assets is legally restricted for the purpose of settling asset retirement obligations related to Predecessor Resolute’s purchase of properties from a subsidiary of ExxonMobil Corporation and its affiliates.

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
     The following table provides a reconciliation of Resolute’s asset retirement obligations for the six months ended June 30, (in thousands):

2010
Asset retirement obligations at beginning of period	$10,438
Additional liability incurred	4
Accretion expense	398
Liabilities settled	(1,746)
Revisions to previous estimates	17

Asset retirement obligations at June 30, 2010	9,111
Less current asset retirement obligations	240

Long—term asset retirement obligations	$8,871

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
     Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs related to acquisition, exploration and development activities and do not include costs related to production operations, general corporate overhead or similar activities. Resolute capitalized general and administrative and operating costs related to its acquisition, exploration and development activities of $0.4 million and $0.6 million for the three and six month periods ended June 30, 2010, respectively.
     Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. The Company’s investments in unproved properties are related to exploration plays in the Black Warrior Basin in Alabama, the Big Horn Basin in Wyoming and the Williston Basin in North Dakota. Unproved properties are assessed at least annually to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practical to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized or is reported as a period expense, as appropriate.
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
     The Company’s full cost pool is primarily comprised of assets attributable to the Resolute Transaction. In accordance with Regulation S-X Article 4-10 and rules for full cost accounting for proved oil and gas properties, Resolute performed a ceiling test at June 30, 2010 and at December 31, 2009 using its reserve estimates prepared in accordance with the recently promulgated Securities and Exchange Commission (“SEC”) rules. At June 30, 2010, the full cost ceiling exceeded capitalized costs. At December 31, 2009, total capitalized costs exceeded the full cost ceiling by approximately $150 million; however, no impairment was recognized at December 31, 2009, as the Company requested and received an exemption from the SEC to exclude the Resolute Transaction from the full cost ceiling assessment for a period of twelve months following the acquisition, provided the Company can demonstrate that the fair value of the acquired properties exceeds the carrying value in the interim periods through June 30, 2010. The request for exemption was made because the Company could demonstrate beyond a reasonable doubt that the fair value of the Resolute Transaction oil and gas properties exceed unamortized cost at the Acquisition Date and at December 31, 2009.
     At the Acquisition Date, Resolute valued its oil and gas properties using NYMEX forward strip prices for a period of five years and then held prices flat thereafter. The Company also used various discount rates and other risk factors depending on the classification of reserves. Management believes this internal pricing model reflected the fair value of the assets acquired.
     While commodity prices have increased since the Acquisition Date, the Company recognizes that due to the volatility associated with oil and gas prices, future realized commodity prices could be lower. If that were to occur and were deemed to be other than temporary, the Company would assess the Resolute Transaction properties for impairment during the exemption period. Further, if the Company cannot demonstrate that fair value exceeds the unamortized carrying costs during the exemption period, the Company will recognize impairment.
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
     The unaudited pro forma financial information for the three and six months ended June 30, 2009 combine the historical results of HACI and Predecessor Resolute.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(in thousands, except per share amount)
Total revenue	$30,024	$52,512
Operating income (loss)	2,820	(20,775)
Net loss	(30,866)	(40,096)
Basic and diluted net loss per share	$(0.62)	$(0.80)
Note 7 — Earnings per Share
     The Company computes earnings per share using the two class method. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potentially dilutive shares consist of the incremental shares issuable under the outstanding warrants and outstanding earnout shares, which are shares of Company common stock (with voting rights) that will be forfeited if the price of the Company’s common stock does not exceed $15.00 per share for 20 trading days in any 30 day trading period within five years from the date of the Resolute Transaction (“Earnout Shares”). Warrants entitle the holder to purchase one share of the Company’s common stock at a price of $13.00 per share and expire on September 25, 2014.
     The treasury stock method is used to measure the dilutive impact of potentially dilutive shares. Dilutive potential common shares for the three and six months ended June 30, 2010 included (i) 1,108,0000 shares of time-based restricted stock; (ii) and 137,000 of the 552,000 shares of restricted stock subject to a market condition.
     Additionally, the warrants and earnout shares had no dilutive impact for the respective periods as (i) 34,600,000 warrants were anti-dilutive as their exercise price is greater than the average price of the Company’s common stock during the three and six months then ended; (ii) 13,800,000 warrants were considered contingently issuable as the last sales price of the Company’s common stock, through June 30, 2010, has not exceeded $13.75 for any 20 days within any 30 day trading period; and (iii) Earnout Shares are considered contingently issuable and are not included in the earnings per share calculation until all necessary conditions for issuance are satisfied. Therefore, the impact of 48,400,000 warrants and 3,665,000 shares of restricted stock outstanding during the period were not included in the calculation of earnings per share. There was a loss during the three and six months ended June 30, 2009, and all potentially dilutive shares were anti-dilutive. Accordingly, 76,000,000 warrants were excluded from the calculation of diluted loss per share.
The liquidation rights of the holders of the Company’s common stock and common stock subject to redemption are identical, except with respect to redemption rights for dissenting shareholders in an acquisition by the Company. As a result, the undistributed earnings for periods prior to the Resolute Transaction were allocated based on the contractual participation rights of the common stock and common stock subject to redemption as if the earnings for the year had been distributed. The undistributed earnings were allocated to common stock subject to redemption based on their pro-rata right to income earned on Offering proceeds by the trust. Subsequent to the Resolute Transaction, no common stock subject to redemption remains outstanding. For the three and six months ended June 30, 2009 there were 16,560,000 shares of common stock subject to redemption. Net income available to common stock subject to redemption for the three and six month periods ended June 30, 2009 was $38,000, or $0.00 per share, and $0.1 million, or $0.01 per share, respectively.
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
Note 9 — Long Term Debt
     Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated credit facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of June 30, 2010, the weighted average interest rate on the outstanding balance under the Credit Facility was 3.18%.
     The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim re-determination. As of June 30, 2010, outstanding borrowings were $119.1 million and unused availability under the borrowing base was $137.6 million. The borrowing base availability has been reduced by $3.3 million in conjunction with letters of credit issued to vendors at June 30, 2010. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute’s subsidiaries.
     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at June 30, 2010.
     As of August 10, 2010, Resolute had borrowings of $121.1 million under the borrowing base, resulting in an unused availability of $135.6 million.

Note 10 — Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six month periods ended June 30, 2010 and 2009 differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.
     The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current income tax benefit (expense)	$(73)	$48	$(108)	$74
Deferred income tax benefit (expense)	(11,410)	(7)	(14,060)	1,105

Total income tax benefit (expense)	$(11,483)	$41	$(14,168)	$1,179

     The Company has not recorded a reserve for any uncertain tax positions as of June 30, 2010 or 2009.
     The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado and Utah. The tax years that remain open to examination by the Internal Revenue Service are the years 2006 through 2009. The tax years that remain open to examination by Colorado and Utah are 2005 through 2009.
Note 11 — Stockholders’ Equity and Equity Based Awards
  Preferred Stock
     The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of June 30, 2010 or December 31, 2009.
  Common Stock
     The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors.
     Of the 54,815,825 shares of common stock outstanding at June 30, 2010, 3,250,000 are classified as Earnout Shares. Earnout Shares are common stock of Resolute subject to forfeiture in the event that the market price earnout target of $15.00 per share is not met by September 25, 2014. The Earnout Shares have voting rights and are transferable; however, they are not registered for resale and do not participate in dividends until the trigger price is met.
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
  Share-Based Compensation
     The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.
     On July 31, 2009, the Company adopted the 2009 Performance Incentive Plan (the “Incentive Plan”), providing for long-term share based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. Share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The Company’s Board of Directors or one or more committees appointed by the Company’s Board of Directors will administer the Incentive Plan. The maximum number of shares of Company common stock that may be issued pursuant to awards under the Incentive Plan is 2,657,744.

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
     During the three months ended June 30, 2010, pursuant to the Incentive Plan, the Company granted 1,655,800 shares of restricted stock to employees. Shares of restricted stock vest if employees continue to be employed at specified dates in the future and if certain performance metrics are satisfied. For 2010, two-thirds of each grant of restricted stock is time-based, as the shares will vest based on continued employment in four equal tranches. The first tranche will generally vest on December 31, 2010. The remaining tranches will generally vest on each successive December 31st, with the final tranche generally vesting on December 31, 2013. The remaining one-third of each grant is subject to the satisfaction of pre-established performance targets. The performance-based shares will vest in equal tranches beginning December 31, 2010 if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price at December 31, 2009, which was $11.134. At the end of each year, the twenty trading day average share price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year. In that way, an underperforming year can be offset by an over-performing year. At December 31, 2013, any unvested shares will vest if the cumulative test is met or will be forfeited if the test is not met. Vesting will accelerate on an individual’s death or disability or, in the discretion of the Board of Directors or Compensation Committee, on certain change in control events. The compensation expense to be recognized for the time-based awards was measured based on the Company’s traded stock price on the dates of grant, utilizing an estimated forfeiture rate of 5%. The compensation expense to be recognized for the performance-based awards was measured based on the estimated fair value at the date of grant using a binomial lattice model that incorporates a Monte Carlo simulation. For the three and six months ended June 30, 2010, the Company recorded $1.3 million of stock based compensation expense for this award. Unrecognized compensation expense of approximately $16.8 million, at June 30, 2010 will be recognized over the future vesting periods of 3.5 years.
     The valuation model for the performance portion of the award used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2010	70.5% - 72.1%	0.0%	1.65% - 1.75%
     Due to the limited historical data on Resolute’s stock, the Company’s elected a peer group to estimate the expected volatility. Companies included in the peer group had similar market cap, leverage and were all heavily weighted in oil sales. The average expected volatility is based on 3.5 year historical volatility levels. Risk-free interest rates reflect the yield on an average of three and five year zero coupon U.S. Treasury bonds, based on the shares’ contractual terms.
     On March 16, 2010, certain of the Company’s directors were granted a total of 5,492 shares of Company common stock under the Incentive Plan. One quarter of each Board of Director award was granted without restriction with the remainder vesting over a service period ending on March 16, 2013. The compensation expense to be recognized for the awards was measured based on the Company’s traded stock price on March 16, 2010.
     On September 25, 2009, the Company and Sub entered into a Retention Bonus Award Agreement calling for the award to employees of the Company of 200,000 shares of Company common stock that would otherwise have been issued to Sub in the Resolute Transaction. Fifty percent of each employee award was awarded without restriction and fifty percent of each employee award was granted contingent upon the employee remaining employed by the Company for one year following the closing of the Resolute Transaction. As of June 30, 2010, employees had forfeited 15,039 shares under this agreement, leaving 84,961 shares unvested. The compensation expense to be recognized for the awards was measured based on the Company’s traded stock price at the date of the Resolute Transaction. For the three and six months ended June 30, 2010, the Company recorded $0.2 million and $0.4 million of stock based compensation expense for this award, respectively. The remaining expense will be recognized over the remaining vesting period ending on September 25, 2010.
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

  Time Vested Cash Awards
     Prior to the Resolute Transaction, certain employees of Predecessor Resolute held time vested cash awards (“Awards”). All of the Awards bear simple interest of 15% per annum commencing January 1, 2008, and are payable in three installments, with the first installment paid on January 1, 2009 and the remaining two installments payable on January 1, 2010 and 2011. The Awards are accounted for as deferred compensation. The annual payments are paid contingent upon the employee’s continued employment with Resolute and there is potential for forfeiture of the Awards. Accordingly, Resolute will accrue the Awards and related return for the respective year on an annual basis. For the six months ended June 30, 2010, $0.1 million of compensation expense related to the Awards was recognized.
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
     For financial reporting purposes, Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty. See Note 14 for the location and fair value amounts of Resolute’s commodity derivative instruments reported in the condensed consolidated balance sheet at June 30, 2010.
     The table below summarizes the location and amount of commodity derivative instrument losses reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Other income (expense):
Realized losses	$(1,416)	$—	$(3,551)	$—
Unrealized gains	25,642	—	27,987	—

Total gains on derivative instruments	$24,226	$—	$24,436	$—

     As of June 30, 2010, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

		Oil (NYMEX		Gas (NYMEX HH)
		WTI) Weighted		Weighted Average
		Average Hedge	MMBtu per	Hedge Price per
Year	Bbl per Day	Price per Bbl	Day	MMBtu
2010	3,650	$67.24	3,800	$9.69
2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of June 30, 2010.

			Weighted Average
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu
2010 — 2013	Rocky Mountain NWPL	1,800	$2.10
     As of June 30, 2010, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars.

		Oil (NYMEX
		WTI) Weighted
		Average Hedge
Year	Bbl per Day	Price per Bbl
2010	200	$105.00-151.00

  Credit Risk and Contingent Features in Derivative Instruments
     Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are lenders under Resolute’s Credit Facility. Accordingly, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events and set-off provisions. Resolute has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Credit Facility or other general obligations against amounts owed for derivative contract liabilities.
     The maximum amount of loss in the event of all counterparties defaulting is $0 as of June 30, 2010, due to the set-off provisions noted above.
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
     As of June 30, 2010, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.
     The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2010 (in thousands):

Description	Level 1	Level 2	Level 3
Assets
Commodity swaps	$—	$5,388	$—
Commodity collars	—	1,038	—

Current assets: derivative instruments	$—	$6,426	$—

Commodity swaps	$—	$4,155	$—

Other assets: derivative instruments	$—	$4,155	$—

Liabilities
Commodity swaps	$—	$13,311	$—

Current liabilities: derivative instruments	$—	$13,311	$—

Commodity swaps	$—	$34,345	$—

Long term liabilities: derivative instruments	$—	$34,345	$—

Note 15 — Commitments and Contingencies
  CO2  Take-or-Pay Agreements
     Resolute is party to a take-or-pay purchase agreement with a supplier, under which Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Resolute’s tertiary enhanced recovery projects in Aneth Field. Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The CO2 volumes planned for use on the enhanced recovery projects exceed the minimum daily volumes provided in these take-or-pay purchase agreements. Therefore, Resolute expects to avoid any payments for deficiencies.
     The contract was entered into on May 25, 2005, was amended on July 1, 2007, and has a ten year term. Future commitments as of June 30, 2010 under this purchase agreement amounted to approximately $51.3 million through June 2016 based on prices in effect on June 30, 2010.
     The annual minimum CO2 purchase obligation by year is as follows (in thousands):

CO2 Purchase
Year	Commitments
2010	$5,355
2011	14,162
2012	11,084
2013	10,708
2014	4,755
Thereafter	5,256

Total	$51,320

RESOLUTE NATURAL RESOURCES COMPANY, LLC,
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC,
RESOLUTE WYOMING, INC.,
RNRC HOLDINGS, INC.
Combined Statements of Operations (UNAUDITED)
(in thousands)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Revenue:
Oil	$25,811	$44,116
Gas	3,474	6,798
Other	739	1,598

Total revenue	30,024	52,512

Operating expenses:
Lease operating	15,301	31,596
Depletion, depreciation, amortization, and asset retirement obligation accretion	7,739	15,949
Impairment of proved properties	—	13,295
General and administrative	1,719	3,849

Total operating expenses	24,759	64,689

Loss from operations	5,265	(12,177)

Other income (expense):
Interest expense	(5,988)	(12,236)
Gain on derivative instruments	(51,176)	(41,316)
Other income	3	43

Total other income	(57,161)	(53,509)

Loss before income taxes	(51,896)	(65,686)
Income tax benefit (expense)	3	(9,804)

Net loss	$(51,893)	$(75,490)

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC
RESOLUTE ANETH, LLC
WYNR, LLC
BWNR, LLC
RESOLUTE WYOMING, INC.
RNRC HOLDINGS, INC.
Combined Statements of Cash Flows (UNAUDITED)
(in thousands)

Six Months Ended
June 30,
2009
Operating activities:
Net loss	$(75,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	15,478
Amortization of deferred financing costs	1,202
Deferred income taxes	9,792
Loss on sale of other property and equipment	11
Equity-based compensation	1,920
Unrealized loss on derivative instruments	55,355
Accretion of asset retirement obligations	471
Impairment of proved properties	13,295
Other	(151)
Change in operating assets and liabilities:
Accounts receivable	1,737
Other current assets	15
Accounts payable and accrued expenses	(9,810)
Other current liabilities	(639)
Accounts payable — Holdings	(64)

Net cash provided by operating activities	13,122

Investing activities:
Acquisition, exploration and development expenditures	(7,979)
Proceeds from sale of oil and gas properties	193
Purchase of other property and equipment	(54)
Proceeds from sale of other property and equipment	10
Notes receivable — affiliated entities	7
Increase in restricted cash	(1,751)
Other	47

Net cash used for investing activities	(9,527)

Financing activities:
Deferred financing costs	(1,247)
Proceeds from bank borrowings	61,220
Payment of bank borrowings	(64,800)

Net cash used by financing activities	(4,827)

Net decrease in cash and cash equivalents	(1,232)
Cash and cash equivalents at beginning of period	1,935

Cash and cash equivalents at end of period	$703

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,222

Income taxes	$—

Supplemental schedule of non-cash investing and financing activities:
Decrease to asset retirement obligations	$560

Capital expenditures financed through current liabilities	$987

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
     The accompanying unaudited combined statements of operations and of cash flows of Predecessor Resolute have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Regulation S-X for interim financial reporting. No combined balance sheet of Predecessor Resolute is required to be presented as the condensed consolidated balance sheets of Resolute Energy Corporation include the acquired balances. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. These companies are under common ownership and common management. All intercompany balances and transactions have been eliminated in combination.
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
     Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. Predecessor Resolute capitalized general and administrative and operating costs of $0.1 million and $0.1 million related to its acquisition, exploration and development activities for the three and six months ended June 30, 2009, respectively.
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
     Pursuant to full cost accounting rules, Predecessor Resolute performed a ceiling test each quarter on its proved oil and gas assets. The ceiling test requires that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. As a result of this limitation on capitalized costs, the accompanying combined financial statements include a provision for an impairment of oil and gas property cost for the three and six months ended June 30, 2009 of $0 and $13.3 million, respectively.
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
     The following table provides a reconciliation of Predecessor Resolute’s asset retirement obligation for the six months ended June 30, 2009 (in thousands):

Six Months
Ended June 30,
2009
Asset retirement obligations at beginning of period	$9,828
Accretion expense	471
Additional liability incurred	—
Liabilities settled	(611)
Revisions to previous estimates	560

Asset retirement obligations at end of period	10,248
Less current asset retirement obligations	1,183

Long-term asset retirement obligations	$9,065

Note 5—Related Party Transactions
     Resources has received payments due Holdings for Holdings’ transactions not related to Predecessor Resolute. Such payments have not yet been fully reimbursed to Holdings. Payments to Holdings are reflected on the combined statements of cash flows under the caption “Accounts Payable — Holdings.”
Note 6—Long Term Debt
   First Lien Facility
     Predecessor Resolute’s credit facility was with a syndicate of banks led by Wachovia Bank, National Association (the “First Lien Facility”) with Aneth as the borrower. At Aneth’s option, the outstanding balance under the First Lien Facility accrued interest at either (a) the London Interbank Offered Rate, plus a margin which varied from 1.5% to 3.5%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Federal Funds Effective Rate plus 0.5%, plus a margin which varied from 0% to 2.0%. Each such margin was based on the level of utilization under the borrowing base. As of June 30, 2009 the weighted average interest rate on the outstanding balance under the facility was approximately 3.89%.
     On September 25, 2009, Resolute repaid $99.5 million outstanding under the First Lien Facility with cash received from the Resolute Transaction.
   Second Lien Facility
     Predecessor Resolute’s term loan was with a group of lenders, with Wilmington Trust FSB as the agent (the “Second Lien Facility”) and with Aneth as the borrower. Balances outstanding under the Second Lien Facility accrued interest at either (a) the adjusted London Interbank Offered Rate plus the applicable margin of 4.5%, or (b) the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Alternative Base Rate, plus the applicable margin of 3.5%. As of June 30, 2009 the weighted average interest rate on the outstanding balance under the facility was approximately 4.77%.
     On September 25, 2009, Resolute repaid all amounts outstanding under the Second Lien Facility with cash received from the Resolute Transaction.

Note 7 —Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and the six months ended June 30, 2009 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes primarily related to state income taxes and estimated permanent differences.
     The following table summarizes the components of the provision for income taxes (in thousands):

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2009	2009
Current income tax expense
Federal	$3	$(12)
State	—	—
Deferred income tax benefit (expense)	6,587	5,519
Valuation allowance*	(6,587)	(15,311)

Total income tax benefit (expense)**	$3	$(9,804)

*	Resolute recorded a full valuation allowance against its deferred tax asset at June 30, 2009, as Predecessor Resolute believed that this asset may not be realized if it was unable to generate future taxable income.

**	Tax expense (benefit) is calculated based on taxable income of RNRC and RWI, which are taxable entities. Aneth, Sub, BWNR and WYNR are pass-through entities for federal and state income tax purposes. As such, neither current nor deferred income taxes are recognized by these entities.
Note 8 — Shareholder’s/Member’s Equity and Equity Based Awards
   Common Stock
     At June 30, 2009, RNRC and RWI each had 1,000 shares of common stock, par value $0.01 and $1.00 per share, authorized, issued and outstanding.
   Member’s Equity
     At June 30, 2009, member’s equity included Aneth, WYNR, BWNR and Resources.
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
     Predecessor Resolute recorded $1.9 million of equity based compensation expense in general and administrative expense in the combined statements of operations for the six months ended June 30, 2009.
     Predecessor Resolute amortizes the estimated fair value of the Incentive Units over the remaining estimated vesting period using the straight-line method. The estimated weighted average fair value remaining of the Incentive Units was calculated using a discounted future net cash flows model. No Incentive Units vested during the six months ended June 30, 2009.

     At June 30, 2009, there were 17,797,801 incentive units outstanding, of which 6,190,539 were not vested and have a weighted average grant date fair value of $2.08 per unit. There were no grants or forfeitures during the six months ended June 30, 2009.
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
     As of June 30, 2009, Predecessor Resolute had entered into certain commodity swap contracts. The following table represents Predecessor Resolute’s commodity swaps at June 30, 2009 with respect to its estimated oil and gas production from proved developed producing properties through 2013:

				Gas (NYMEX HH)
		Oil (NYMEX WTI)		Weighted Average
		Weighted Average		Hedge Price per
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	MMBtu
2009	3,900	$62.75	1,800	$9.93
2010	3,650	$57.83	3,800	$9.69
2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Predecessor Resolute also used basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Predecessor Resolute’s outstanding basis swaps as of June 30, 2009.

			Weighted Average
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu
2009 — 2013	Rocky Mountain NWPL	1,800	$2.10
     As of June 30, 2009, Predecessor Resolute had entered into certain commodity collar contracts. The following table represents Predecessor Resolute’s commodity collars at June 30, 2009 with respect to its estimated oil and gas production from proved developed producing properties:

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
     The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the combined statements of operations for the periods presented below (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
Other income (expense)
Realized gains	$3,718	$14,039
Unrealized losses	(54,894)	(55,355)

Total: gain on derivative instruments	$(51,176)	$(41,316)

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
     As of June 30, 2009, Predecessor Resolute’s commodity derivative instruments were required to be measured at fair value. Predecessor Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.
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
     One contract was effective July 1, 2006, with a four year term. As of June 30, 2009, future commitments under this purchase agreement amounted to approximately $3.3 million, based on prices in effect at June 30, 2009. The second contract was entered into on May 25, 2005, was amended on July 1, 2007, and had a ten year term. Future commitments under this purchase agreement amounted to approximately $36.8 million through June 2016 based on prices in effect on June 30, 2009. The annual minimum obligation by year is as follows:

Year	Commitments
(millions)
2009	$6.0
2010	9.8
2011	7.5
2012	5.9
2013	5.7
Thereafter	5.3

Total	$40.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     References to the “Company,” “us” or “we” refer to Resolute Energy Corporation (“Resolute”), a corporation formed to consummate a business combination on September 25, 2009 (the “Acquisition Date”), between Hicks Acquisition Company I, Inc. (“HACI”), Resolute and Resolute Holdings Sub, LLC. “Predecessor Resolute” refers to Resolute Natural Resources Company, LLC (“Resources”), WYNR, LLC (“WYNR”), BWNR, LLC (“BWNR”), RNRC Holdings, Inc. (“RNRC”), and Resolute Wyoming, Inc. (“RWI”) (formerly known as Primary Natural Resources, Inc. (“PNR”)), and Resolute Aneth, LLC (“Aneth”) (the “Resolute Transaction”).
     The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as with the financial statements and related notes thereto contained elsewhere in this report. Due to the nature of the Resolute Transaction, two sets of financial statements are presented in this Form 10-Q. The first set covers the reporting company, Resolute, for the three and six month periods ended June 30, 2010 and the historical operations of HACI for the three and six months periods ended June 30, 2009. The second set covers the predecessor company, Predecessor Resolute, for the three and six month periods ended June 30, 2009. The following discussion is presented in one combined section relating to the business of Resolute for the periods ended June 30, 2010 and the comparative data with respect to Predecessor Resolute and HACI for the periods ended June 30, 2009.
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
     Resolute’s management uses a variety of financial and operational measurements to analyze its operating performance. These measurements include: (i) production levels, trends and prices, (ii) reserve and production volumes and trends, (iii) operating expenses and general and administrative expenses, (iv) operating cash flow and (v) EBITDA. The analysis of these measurements are to be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Resolute’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

     For the purposes of management’s discussion and analysis of results of operations of Resolute, management has analyzed the Company’s operational results for the three and six months ended June 30, 2010, in comparison to the three and six months ended June 30, 2009 of Predecessor Resolute, except where indicated.
     The following tables reflect the components of our production and sales prices and sets forth our costs and expenses on a barrels of oil equivalent (“Boe”) basis for the three and six months ended June 30, 2010 and 2009 for Resolute and Predecessor Resolute, respectively.

	Resolute		Predecessor Resolute
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2009
Net Sales:
Total sales (MBoe)	661	—	679
Average daily sales (Boe/d)	7,266	—	7,464

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$61.46	—	$44.21
Average sales price (including derivative settlements)	59.32	—	49.68

Operating Expenses ($/Boe):
Lease operating	$18.44	—	$16.86
Production and ad valorem taxes	8.79	—	5.67
General and administrative	5.80	—	2.53
General and administrative (excluding non-cash compensation expense)	3.73	—	1.12
Depletion, depreciation, amortization and accretion	16.97	—	11.39

	Resolute		Predecessor Resolute
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2009
Net Sales:
Total sales (MBoe)	1,297	—	1,372
Average daily sales (Boe/d)	7,164	—	7,578

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$63.06	—	$38.29
Average sales price (including derivative settlements)	60.32	—	47.03

Operating Expenses ($/Boe):
Lease operating	$19.60	—	$17.69
Production and ad valorem taxes	9.36	—	5.35
General and administrative	5.00	—	2.81
General and administrative (excluding non-cash compensation expense)	3.81	—	1.41
Depletion, depreciation, amortization and accretion	16.91	—	11.63
Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009
     Revenue. Revenue from oil and gas activities increased to $40.6 million during 2010, from $30.0 million during 2009. Total production decreased 2.7% during 2010 as compared to 2009, from 679 MBoe to 661 MBoe. In addition to natural production declines, the overall production decrease was partially attributed to compression failure at the Western Gas Resources Hilight Plant and the fact that the Company continues to maintain more than 50% of its coalbed methane production shut in due to uneconomic product prices for that gas. Another significant contributing factor was that, for most of 2009, the Company curtailed its capital programs due to low product prices and the Company’s limited financial liquidity. Had those capital projects not been curtailed, results therefrom could have contributed production to help offset the normal production declines in the Company’s producing fields. Management estimates that production constraints at the Hilight plant resulted in a reduction in production volumes of approximately 5.8 MBoe, or 64 Boe per day during the quarter ended June 30, 2010, as compared to what the field was capable of producing if unconstrained. Resolute has been advised by the operator of the Hilight Plant that full restoration of compression availability is expected to occur prior to September 30, 2010.

     The production decrease was more than offset by an increase in average sales price, excluding derivatives settlements, from $44.21 per Boe in 2009 to $61.46 per Boe in 2010.
     Operating Expenses. Lease operating expenses include labor, field office rent, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, workover expenses, and other customary charges. Resolute and Predecessor Resolute assess lease operating expenses in part by monitoring the expenses in relation to production volumes and the number of wells operated.
     Lease operating expenses increased to $12.2 million during 2010, from $11.5 million during 2009. The $0.7 million, or 6.1%, increase, was attributable to increases in company labor, equipment and maintenance costs, utilities and fuel, compression and gathering, and workover expense and was offset by a decrease in contract labor.
     Production and ad valorem taxes increased to $5.8 million during 2010, from $3.8 million during 2009. The $2.0 million, or 52.6%, increase was primarily attributable to the 35.4% increase in revenue. Additionally, production and ad valorem taxes were 14.3% of total revenue in 2010 as compared to 12.8% of total revenue in 2009. The remainder of the increase in the 2010 expense results from higher estimated ad valorem taxes in 2010 as compared to 2009.
     Depletion, depreciation, amortization and accretion expenses increased to $11.2 million during 2010, as compared to $7.7 million during 2009. The $3.5 million, or 45.5%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $11.39 per Boe in 2009 to $16.97 per Boe in 2010, which reflects the higher carrying value of proved oil and gas properties in 2010 as a result of the Resolute Transaction at September 25, 2009.
     Pursuant to full cost accounting rules, Resolute performs a ceiling test each quarter on its proved oil and gas assets. There were no provisions for impairment of oil and gas property in 2010 for Resolute or in 2009 for Predecessor Resolute.
     General and administrative expenses include the costs of employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. Resolute and Predecessor Resolute monitor general and administrative expenses in relation to the amount of production and the number of wells operated.
     General and administrative expenses for Resolute increased to $3.8 million during 2010, as compared to $1.7 million during 2009. The $2.1 million, or 124.0%, increase in general and administrative expenses principally resulted from a $0.6 million increase in professional services and consulting fees, an increase of $0.8 million in personnel costs, and a $0.4 million increase in stock based compensation.
     Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2010, the gain on oil and gas derivatives was $24.2 million, consisting of $25.6 million of unrealized gains less $1.4 million of realized losses on derivative settlements. During 2009, the loss on oil and gas derivatives was $51.2 million, consisting of unrealized losses of $54.9 million offset by $3.7 million of realized gains.
     Interest expense was $1.3 million during 2010, as compared to $6.0 million during 2009. The $4.7 million, or 78.3% , decrease is attributable to a 72.3% reduction in average outstanding borrowings and lower interest rates.
     Income Tax Benefit (Expense). Income tax expense recognized during 2010 was $11.5 million, or 37.6% of income before income taxes, as compared to an income tax benefit of $41,000, or 34.2% of loss before income taxes, for Resolute in 2009. The change in the effective rate reflects the differing tax jurisdictions in which Resolute operates following the Resolute Transaction.
Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
     Revenue. Revenue from oil and gas activities increased to $81.8 million during 2010, from $52.5 million during 2009. Total production decreased 5.5% during 2010 as compared to 2009, from 1,372 MBoe to 1,297 MBoe. In addition to natural production declines, the overall production decrease was partially attributed to the compression failure at the Western Gas Resources Hilight Plant, the shut-down of a portion of the Company’s coalbed methane production in Wyoming, and curtailment of the Company’s capital programs due to low product prices and the Company’s limited financial liquidity. Management estimates that production constraints at the Hilight plant resulted in a reduction in production volumes of approximately 21.9 MBoe, or 121 Boe per day during the six months ended June 30, 2010, as compared to what the field was capable of producing if unconstrained.
     The production decrease was more than offset by an increase in average sales price, excluding derivatives settlements, from $38.29 per Boe in 2009 to $63.06 per Boe in 2010.

     Operating Expenses. Lease operating expenses increased to $25.4 million during 2010, from $24.3 million during 2009. The $1.1 million, or 4.5%, increase, was attributable to increases in company labor, equipment and maintenance costs, utilities and fuel, and workover expense, offset by decreases in contract labor and compression, gathering and other costs.
     Production and ad valorem taxes increased to $12.1 million during 2010, from $7.3 million during 2009. The $4.8 million, or 65.8%, increase was primarily attributable to the 55.8% increase in revenue. Additionally, production and ad valorem taxes were 14.8% of total revenue in 2010, compared to 14.0% of total revenue in 2009. The remainder of the increase in the 2010 expense results from higher estimated ad valorem taxes in 2010 as compared to 2009.
     Depletion, depreciation, amortization and accretion expenses increased to $21.9 million during 2010, as compared to $15.9 million during 2009. The $6.0 million, or 37.7%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $11.63 per Boe in 2009 to $16.91 per Boe in 2010, which reflects the higher carrying value of proved oil and gas properties in 2010 as a result of the Resolute Transaction at September 25, 2009.
     Predecessor Resolute included a ceiling test provision for impairment of oil and gas property costs in 2009 of $13.3 million. There was no provision for impairment of oil and gas property in 2010 for Resolute.
     General and administrative expenses for Resolute increased to $6.5 million during 2010, as compared to $3.9 million during 2009. The $2.6 million, or 67.7%, increase in general and administrative expenses principally resulted from a $1.4 million increase in professional services and consulting fees, an increase of $1.0 million in personnel costs, a $0.6 million increase in corporate overhead and a $0.4 million decrease in stock based compensation.
     Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2010, the gain on oil and gas derivatives was $24.4 million, consisting of $28.0 million of unrealized gains less $3.6 million of realized losses on derivative settlements. During 2009, the loss on oil and gas derivatives was $41.3 million, consisting of unrealized losses of $55.4 million offset by $14.1 million of realized gains.
     Interest expense was $2.4 million during 2010, as compared to $12.2 million during 2009. The $9.8 million, or 80.3%, decrease is attributable to a 73.3% reduction in average outstanding borrowings and lower interest rates.
     Income Tax Benefit (Expense). Income tax expense recognized during 2010 was $14.2 million, or 37.3% of income before income taxes, as compared to income tax benefit of $1.2 million, or 34.0% of loss before income taxes, for Resolute in 2009. The change in the effective rate reflects the differing tax jurisdictions in which Resolute operates in following the Resolute Transaction.
Liquidity and Capital Resources
     Resolute’s primary sources of liquidity are cash generated from operations and amounts available under its revolving Credit Facility.
     For the purposes of management’s discussion and analysis of liquidity and capital resources, management has analyzed the cash flows and capital resources for the six months ended June 30, 2010 for Resolute in comparison to the six months ended June 30, 2009 for Resolute and Predecessor Resolute.

	Resolute		Predecessor Resolute
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2009
	(in thousands)		(in thousands)
Cash provided by (used in) operating activities	$26,018	$(1,066)	$13,122
Cash provided by (used in) investing activities	(30,833)	351	(9,527)
Cash provided by (used in) financing activities	5,437	—	(4,827)
     Net cash provided by operating activities was $26.0 million for the first six months of 2010 compared to $13.1 million for the comparable six months of 2009. Cash flows from operating activities in 2010 reflected a change from a net loss in 2009 to net income in 2010.
     Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.

     Net cash used in investing activities was $30.8 million for the six months in 2010 compared to net cash used of $9.5 million in 2009. The primary investing activities for the six months of 2010 and 2009 were capital expenditures of $29.2 million and $8.0 million, respectively. The 2010 capital expenditures were comprised of $18.0 million in leasehold costs as a result of the acquisition of undeveloped leasehold acreage in Williams County, North Dakota, $7.0 million in CO2 acquisition and $5.8 million in other capital expenditures.
     In March 2010, Resolute agreed to acquire a 47.5% working interest in approximately 61,000 gross leasehold acres in Williams County, North Dakota. As of June 30, 2010, Resolute has acquired interests in a total of 72,500 gross (22,200 net) undeveloped leasehold acres located within the Bakken shale trend of the Williston Basin. Although the Middle Bakken formation will be the primary objective, secondary objectives include the Three Forks, Madison and Red River formations. Resolute expects to participate in drilling three horizontal wells in this area during the latter part of 2010.
     Net cash provided by financing activities was $5.4 million for the six months in 2010 compared to net cash used in financing activities of $4.8 million for the six months in 2009. The primary financing activities in the first six months of 2010 were $9.5 million in net bank borrowings less $4.0 million in deferred financing costs related to the amended credit agreement entered into by the Company on March 30, 2010. Primary financing activities in the six months of 2009 were $3.6 million in net payments under the Credit Facility.
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
     Resolute plans to continue its practice of hedging a significant portion of its production through the use of various derivative transactions. Resolute’s existing derivative transactions do not quality as cash flow hedges, and the Company anticipates that future transactions will receive similar accounting treatment. Hedge arrangements are generally settled within five days of the end of the month. As is typical in the oil and gas industry, however, Resolute does not generally receive the proceeds from the sale of its crude oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, Resolute will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, Resolute may use working capital borrowings to fund its operations.
Revolving Credit Facility
     Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as periodically determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated credit facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of June 30, 2010, the weighted average interest rate on the outstanding balance under the Credit Facility was 3.18%.
     The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim re-determination. As of June 30, 2010, outstanding borrowings were $119.1 million and unused availability under the borrowing base was $137.6 million. The borrowing base availability has been reduced by $3.3 million in conjunction with letters of credit issued to vendors at June 30, 2010. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute’s subsidiaries.

     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at June 30, 2010.
     As of August 10, 2010, Resolute had borrowings of $121.1 million under the borrowing base, resulting in an unused availability of $135.6 million.
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
     Under the terms of Resolute’s Credit Facility the form of derivative instruments to be entered into is at Resolute’s discretion, not to exceed 85% of its anticipated production from proved developed producing properties, utilizing economic parameters specified in its Credit Facility.
     By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. At June 30, 2010, all of Resolute’s counterparties are members of the Credit Facility bank syndicate.
     As of June 30, 2010, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps with respect to its oil and gas production through 2013:

		Oil (NYMEX WTI)		Gas (NYMEX HH)
		Weighted Average		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	Hedge Price per MMBtu
2010	3,650	$67.24	3,800	$9.69
2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of June 30, 2010:

			Weighted Average
			Hedged Price
Year	Index	MMBtu per Day	Differential per MMBtu
2010 — 2013	Rocky Mountain NWPL	1,800	$2.10
     As of June 30, 2010, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars with respect to its oil and production:

		Oil (NYMEX WTI)
		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl
2010	200	$105.00-151.00

Interest Rate Risk
     At June 30, 2010, Resolute has $119.1 million of outstanding debt. Interest is calculated under the terms of the agreement based on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation, those officers have concluded that:
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
     There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2010, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     Information about material risks related to Resolute’s business, financial condition and results of operations for the six months ended June 30, 2010, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009, except as described below. These risks and those described below are not the only risks facing the Company.
Registration rights held by certain of our stockholders may have an adverse effect on the market price of our common stock.
     The Company’s recently effective Registration Statement on Form S-1 (File No. 333-167894) (the “Registration Statement”) registered for resale 12,859,193 shares of Company common stock by certain selling stockholders identified therein (the “Resale Shares”). The sale of the Resale Shares in the public market pursuant to the Registration Statement could adversely affect the market price of our common stock or impact our ability to raise additional equity capital.
     In addition under a Registration Rights Agreement entered into in connection with the Resolute Transaction, holders of registrable securities have the right to demand registration under the Securities Act of all or a portion of their registrable securities subject to amount and time limitations. Holders of the registrable securities may demand four registrations. Additionally, whenever (i) we propose to register any of our securities under the Securities Act and (ii) the method we select would permit the registration of registrable securities, holder of registrable securities have the right to request the inclusion of their registrable securities in such registration. The resale of these shares in the public market upon exercise of the registration rights described above may also adversely affect the market price of our common stock or impact our ability to raise additional equity capital. Parties to the Registration Rights Agreement have right to request registration of (i) shares representing 24.6% of our outstanding common stock at June 30, 2010, and (ii) an additional 20,800,000 shares purchasable on exercise of outstanding warrants.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     Not applicable

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits
10.1	Letter Agreement between Resolute Energy Corporation and Dale E. Cantwell, effective as of June 1, 2010 (filed herewith)

10.2	Letter Agreement between Resolute Energy Corporation and Janet W. Pasque, effective as of June 1, 2010 (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
     Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer	August 11, 2010
(Principal Executive Officer)

/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer	August 11, 2010
(Principal Financial Officer)