Form 10-Q
period 2010-09-30
Resolute Energy Corp
filed 2010-11-15
CIK 1469510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34464

RESOLUTE ENERGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	27-0659371 (I.R.S. Employer Identification Number)

1675 Broadway, Suite 1950 Denver, CO (Address of Principal Executive Offices)	80202 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 12, 2010, 54,861,239 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2010, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to reinvestment of our cash flow, our plans with respect to hedging, our future debt levels and liquidity and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009, and such things as:
•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves;

•	discovery, development and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position;

•	the success of our business and financial strategy, hedging strategies and plans;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	a lack of available capital and financing;

•	the effectiveness and results of our CO2 flood program;

•	the success of the development plan and production from our oil and gas properties and particularly the Aneth Field Properties;

•	the timing and amount of future production of oil and gas;

•	the completion and success of exploratory drilling in the Bakken trend of the Williston Basin;

•	availability of drilling, completion and production equipment;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	the success in marketing oil and gas;

•	competition in the oil and gas industry;

•	operational problems, or uninsured or underinsured losses affecting our operations;

•	the impact and costs related to compliance with or changes in laws or regulations governing our oil and gas operations;

•	our relationship with the Navajo Nation and Navajo Nation Oil and Gas Company, as well as the timing of when certain purchase rights held by Navajo Nation Oil and Gas Company become exercisable;

•	the impact of weather and the occurrence of disasters, such as fires, floods and other events and natural disasters;

•	environmental liabilities;

•	anticipated CO2 supply, which is currently being sourced exclusively from Kinder Morgan CO2 Company, L.P.;

•	risks related to our level of indebtedness;

•	developments in oil and gas-producing countries;

•	loss of senior management or technical personnel;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us; and

•	other factors, many of which are beyond our control.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RESOLUTE ENERGY CORPORATION
Condensed Consolidated Balance Sheets (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,826	$455
Accounts receivable	31,337	27,047
Deferred income taxes	7,061	7,050
Derivative instruments	6,196	6,958
Prepaid expenses and other current assets	1,669	1,930

Total current assets	48,089	43,440

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	30,122	7,306
Proved	658,679	634,383
Other property and equipment	2,791	2,413
Accumulated depletion, depreciation and amortization	(44,659)	(11,323)

Net property and equipment	646,933	632,779

Other assets:
Restricted cash	14,781	12,965
Derivative instruments	4,249	3,600
Deferred financing costs	3,534	—
Other assets	6,462	656

Total assets	$724,048	$693,440

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$44,969	$41,287
Asset retirement obligations	216	1,221
Derivative instruments	19,453	20,360

Total current liabilities	64,638	62,868

Long term liabilities:
Long term debt	121,300	109,575
Asset retirement obligations	8,592	9,217
Derivative instruments	44,236	55,260
Deferred income taxes	71,065	62,467
Other noncurrent liabilities	—	516

Total liabilities	309,831	299,903

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 54,854,339 and 53,154,883 shares at September 30, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	436,619	432,650
Accumulated deficit	(22,407)	(39,118)

Total stockholders’ equity	414,217	393,537

Total liabilities and stockholders’ equity	$724,048	$693,440

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Operations (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Oil	$36,824	$1,969	$108,416	$1,969
Gas	4,121	230	12,732	230
Other	883	71	2,454	71

Total revenue	41,828	2,270	123,602	2,270

Operating expenses:
Lease operating	13,144	912	38,558	912
Production and ad valorem taxes	5,802	442	17,938	442
Depletion, depreciation, amortization, and asset retirement obligation accretion	11,991	670	33,924	670
General and administrative	5,242	11,367	11,729	11,984
Write-off of deferred acquisition costs	—	—	—	3,500

Total operating expenses	36,179	13,391	102,149	17,508

Income (loss) from operations	5,649	(11,121)	21,453	(15,238)

Other income (expense):
Interest income	—	124	3	772
Interest expense, net	(1,285)	(310)	(3,635)	(310)
Realized and unrealized gains (losses) on derivative instruments	(17,002)	(14,808)	7,434	(14,808)
Other income	18	(1)	64	(1)

Total other income (expense)	(18,269)	(14,995)	3,866	(14,347)

Income (loss) before income taxes	(12,620)	(26,116)	25,319	(29,585)
Income tax benefit (expense)	5,560	4,711	(8,608)	5,890

Net income (loss)	$(7,060)	$(21,405)	$16,711	$(23,695)

Net income (loss) per common share:
Basic and diluted	$(0.14)	$(0.43)	$0.33	$(0.48)
Weighted average common shares outstanding:
Basic	49,905	45,418	49,905	45,210
Diluted	49,905	45,418	50,949	45,210
See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2010	53,155	$5	$432,650	$(39,118)	$393,537
Grant of stock, restricted stock and equity based compensation	1,725	—	4,135	—	4,135
Redemption of restricted stock for employee income taxes	(25)	—	(167)	—	(167)
Exercise of warrants	—	—	1	—	1
Net income	—	—	—	16,711	16,711

Balance as of September 30, 2010	54,855	$5	$436,619	$(22,407)	$414,217

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income (loss)	$16,711	$(23,695)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	33,924	670
Amortization of deferred financing costs	505	—
Equity-based compensation, net	4,011	930
Write-off of deferred acquisition costs	—	3,500
Unrealized (gain) loss on derivative instruments	(11,818)	14,815
Deferred income taxes	8,587	(5,816)
Change in operating assets and liabilities:
Accounts receivable	(4,167)	1,459
Other current assets	261	(212)
Accounts payable and accrued expenses	(3,402)	(509)
Accounts payable — related party	—	(19)

Net cash provided by (used in) operating activities	44,612	(8,877)

Investing activities:
Acquisition of subsidiary, net of cash acquired	—	(323,322)
Decrease in cash and cash equivalents held in trust	—	249,887
Purchase of marketable securities held in trust	—	(249,654)
Sales/maturities of marketable securities held in trust	—	539,771
Oil and gas exploration and development expenditures	(43,002)	—
Proceeds from sale of oil and gas properties and other	243	17
Increase in other noncurrent assets	(5,806)	—
Purchase of other property and equipment	(380)	—
Increase in restricted cash	(1,817)	—

Net cash provided by (used in) investing activities	(50,762)	216,699

Financing activities:
Redemption of common stock	—	(113,139)
Forward purchase of common stock	—	(73,345)
Redemption of warrants	—	(15,180)
Payment of deferred underwriters’ fees	—	(5,650)
Proceeds from bank borrowings	154,976	1,300
Repayments of bank borrowings	(143,250)	—
Payment of financing costs	(4,039)	—
Redemption of restricted stock for employee income taxes	(167)	—
Exercise of warrants	1	—

Net cash provided by (used in) financing activities	7,521	(206,014)

Net increase in cash and cash equivalents	1,371	1,808
Cash and cash equivalents at beginning of period	455	819

Cash and cash equivalents at end of period	$1,826	$2,627

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,084	$2,273

Income taxes	$1	$1,004

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
Capitalized Interest
     Interest is capitalized when associated with significant investments in unproved properties and major development projects that are excluded from current depreciation, depletion and amortization calculations and on which exploration or development activities are in progress. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of identified costs. As such, excluded oil and gas costs are transferred to unproved properties and any associated capitalized interest is also transferred. Capitalized interest totaled $0.2 million and $0.3 million for the three and nine month periods ended September 30, 2010.
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
Reclassifications and Adjustments
     Certain reclassifications have been made to prior financial data to conform to the current presentation. Adjustments made to the preliminary purchase price allocation during the three months ended December 31, 2009, increased the unrealized loss on derivative instruments and net loss by $1.7 million, or $0.04 per common share for the three and nine months ended September 30, 2009. As such, the September 30, 2009 condensed consolidated financial statements presented herein have been revised for these adjustments as required by GAAP.
Note 3 — Accounting Standards Update
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance intended to improve disclosure requirements related to fair value measurements and disclosures. Specifically, this guidance requires disclosures about transfers in and out of Level 1 and 2 fair value measurements, activity in Level 3 fair value measurements (see Note 14 for Level 1, 2 and 3 definitions), greater disaggregation of the amounts on the condensed consolidated balance sheets that are subject to fair value measurements and additional disclosures about the valuation techniques and inputs used in fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 31, 2009, except for disclosure of Level 3 fair value measurement roll forward activity, which is effective for annual reporting periods beginning after December 15, 2010. This guidance was adopted in the first quarter of 2010 and had no impact on the condensed consolidated financial statements other than the additional disclosures.
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

     Restricted cash of $14.8 million is legally restricted for the purpose of settling asset retirement obligations related to Predecessor Resolute’s purchase of properties from a subsidiary of ExxonMobil Corporation and its affiliates.
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
     The following table provides a reconciliation of Resolute’s asset retirement obligations for the nine months ended September 30, (in thousands):

2010
Asset retirement obligations at beginning of period	$10,438
Additional liability incurred	4
Accretion expense	587
Liabilities settled	(2,238)
Revisions to previous estimates	17

Asset retirement obligations at September 30, 2010	8,808
Less current asset retirement obligations	216

Long–term asset retirement obligations	$8,592

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
     Resolute conducts tertiary recovery projects on certain of its oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods. Under the full cost method, all development costs are capitalized at the time incurred. Development costs include charges associated with access to and preparation of well locations, drilling and equipping development wells, test wells, and service wells, including injection wells, and acquiring, constructing, and installing production facilities and providing for improved recovery systems. Improved recovery systems include all related facility development costs and the cost of the acquisition of tertiary injectants, primarily purchased carbon dioxide (“CO2”). The development cost related to the purchase of CO2 is incurred solely for the purpose of gaining access to incremental reserves that would not be recoverable without the injection of such CO2. The accumulation of injected CO2, in combination with additional purchased and recycled CO2, provides future economic value over the life of the project.
     In contrast, other costs related to the daily operation of the improved recovery systems are considered production costs and are expensed as incurred. These costs include, but are not limited to, compression, electricity, separation, re-injection of recovered CO2 and water, and reservoir pressure maintenance.
     Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs related to acquisition, exploration and development activities and do not include costs related to production operations, general corporate overhead or similar activities. Resolute capitalized general and administrative and operating costs related to its acquisition, exploration and development activities of $0.7 million and $1.3 million for the three and nine month periods ended September 30, 2010, respectively.
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
     The Company’s full cost pool is primarily comprised of assets attributable to the Resolute Transaction. In accordance with Regulation S-X Article 4-10 and rules for full cost accounting for proved oil and gas properties, Resolute performed a ceiling test at September 30, 2010 and at December 31, 2009 using its reserve estimates prepared in accordance with the recently promulgated Securities and Exchange Commission (“SEC”) rules. At September 30, 2010, the full cost ceiling exceeded capitalized costs. At December 31, 2009, total capitalized costs exceeded the full cost ceiling by approximately $150 million; however, no impairment was recognized at December 31, 2009, as the Company requested and received an exemption from the SEC to exclude the Resolute Transaction from the full cost ceiling assessment. The request for exemption was made because the Company could demonstrate beyond a reasonable doubt that the fair value of the Resolute Transaction oil and gas properties exceeded the unamortized cost at the Acquisition Date and at December 31, 2009.
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
     The unaudited pro forma financial information for the three and nine months ended September 30, 2009 combine the historical results of HACI and Predecessor Resolute.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(in thousands, except per share amount)
Total revenue	$35,102	$87,614
Operating income (loss)	(7,262)	(28,037)
Net loss	(3,257)	(43,353)
Basic and diluted net loss per share	$(0.07)	$(0.87)
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
     The treasury stock method is used to measure the dilutive impact of potentially dilutive shares. Dilutive potential common shares for the nine months ended September 30, 2010 included 1,150,000 shares of time-based restricted stock. Due to the net loss for the three month period ended September 30, 2010, all potentially dilutive shares were anti-dilutive.

     Additionally, the warrants and Earnout Shares had no dilutive impact for the respective periods as (i) 34,600,000 warrants were anti-dilutive as their exercise price is greater than the average price of the Company’s common stock during the three and nine months then ended; (ii) 13,800,000 warrants were considered contingently issuable as the last sales price of the Company’s common stock, through September 30, 2010, has not exceeded $13.75 for any 20 days within any 30 day trading period; and (iii) Earnout Shares are considered contingently issuable and are not included in the earnings per share calculation until all necessary conditions for issuance are satisfied. Therefore, the impact of 48,400,000 warrants and 3,250,000 shares of restricted stock outstanding during the period were not included in the calculation of earnings per share. There was a loss during the three and nine months ended September 30, 2009, and all potentially dilutive shares were anti-dilutive. Accordingly, 76,000,000 warrants were excluded from the calculation of diluted loss per share.
     The liquidation rights of the holders of the Company’s common stock and common stock subject to redemption are identical, except with respect to redemption rights for dissenting shareholders in an acquisition by the Company. As a result, the undistributed earnings for periods prior to the Resolute Transaction were allocated based on the contractual participation rights of the common stock and common stock subject to redemption as if the earnings for the year had been distributed. The undistributed earnings were allocated to common stock subject to redemption based on their pro-rata right to income earned on Offering proceeds by the trust. Subsequent to the Resolute Transaction, no common stock subject to redemption remains outstanding. For the three and nine months ended September 30, 2009 there were 16,560,000 shares of common stock subject to redemption. Net loss attributable to common stock subject to redemption for the three and nine month periods ended September 30, 2009 was $2.1 million, or $0.13 per share, and $1.9 million, or $0.12 per share, respectively.
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
Note 9 — Long Term Debt
     Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated credit facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of September 30, 2010, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.92%.
     The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim re-determination. As of September 30, 2010, outstanding borrowings were $121.3 million and unused availability under the borrowing base was $135.4 million. The borrowing base availability has been reduced by $3.3 million in conjunction with letters of credit issued to vendors at September 30, 2010. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute’s subsidiaries.
     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2010.
     As of November 12, 2010, Resolute had borrowings of $131.8 million under the Credit Facility, resulting in an unused availability of $124.9 million under the borrowing base.

Note 10 — Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine month periods ended September 30, 2010 and 2009 differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes, estimated permanent differences, and revisions in estimated effective annual tax rates.
     The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Current income tax benefit (expense)	$87	$—	$(21)	$74
Deferred income tax benefit (expense)	5,473	4,711	(8,587)	5,816

Total income tax benefit (expense)	$5,560	$4,711	$(8,608)	$5,890

     The Company has not recorded a reserve for any uncertain tax positions as of September 30, 2010 or 2009.
     The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado and Utah. The tax years that remain open to examination by the Internal Revenue Service are the years 2006 through 2009. The tax years that remain open to examination by Colorado and Utah are 2005 through 2009.
Note 11 — Stockholders’ Equity and Equity Based Awards
   Preferred Stock
     The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of September 30, 2010 or December 31, 2009.
   Common Stock
     The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors.
     Of the 54,854,339 shares of common stock outstanding at September 30, 2010, 3,250,000 are classified as Earnout Shares. Earnout Shares are common stock of Resolute subject to forfeiture in the event that the market price earnout target of $15.00 per share is not met by September 25, 2014. The Earnout Shares have voting rights and are transferable; however, they are not registered for resale and do not participate in dividends until the trigger price is met.
     Prior to consummation of the Resolute Transaction, holders of 30% of public common stock, less one share, had the right to vote against any acquisition proposal and demand conversion of their shares for a pro rata portion of cash and marketable securities held in trust, less certain adjustments. As a result, HACI classified 16,559,999 of the total 69,000,000 common shares issued during 2007 as common stock, subject to possible redemption for $160.8 million. The common stock subject to redemption participated in income earned on funds held in trust prior to the Resolute Transaction. Income or loss attributable to common stock subject to redemption was considered in the calculation of earnings per share and the deferred interest attributable to common stock subject to possible redemption was classified as temporary equity. Upon consummation of the Resolute Transaction, the $160.8 million temporary equity was reclassified to common stock and additional paid-in capital and 11,592,084 shares were redeemed. The deferred interest attributable to the shares of common stock not redeemed of $1.9 million was reclassified to stockholders’ equity.

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
     During the three and nine months ended September 30, 2010, pursuant to the Incentive Plan, the Company granted 63,500 and 1,719,300 shares, respectively, of restricted stock to employees. Shares of restricted stock vest if employees continue to be employed at specified dates in the future and if certain performance metrics are satisfied. For the majority of 2010 grants, which were completed in the first half of the year, two-thirds of each grant of restricted stock is time-based, as the shares will vest based on continued employment in four equal tranches. The first tranche will generally vest on December 31, 2010. The remaining tranches will generally vest on each successive December 31st, with the final tranche generally vesting on December 31, 2013. For grants completed in the second half of the year, the vesting dates are generally tied to the anniversary dates of the grantees’ employment. The remaining one-third of each grant is subject to the satisfaction of pre-established performance targets. The performance-based shares will vest in equal tranches beginning December 31, 2010 if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price at December 31, 2009, which was $11.134. At the end of each year, the twenty trading day average share price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year. In that way, an underperforming year can be offset by an over-performing year. At December 31, 2013, any unvested shares will vest if the cumulative test is met or will be forfeited if the test is not met. Vesting will accelerate on an individual’s death or disability or, in the discretion of the Board of Directors or Compensation Committee, on certain change in control events. The compensation expense to be recognized for the time-based awards was measured based on the Company’s traded stock price on the dates of grant, utilizing an estimated forfeiture rate of 5%. The compensation expense to be recognized for the performance-based awards was measured based on the estimated fair value at the date of grant using a binomial lattice model that incorporates a Monte Carlo simulation. For the three and nine months ended September 30, 2010, the Company recorded $2.2 million and $3.5 million, respectively, of stock based compensation expense for the time-based and performance based awards. Unrecognized compensation expense of approximately $15.4 million, at September 30, 2010 will be recognized over the future vesting periods of 3.25 years.
     The valuation model for the performance portion of the award used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2010	70.5% — 73.8%	0.0%	1.19% — 1.75%
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
     On March 16, 2010, certain of the Company’s directors were granted a total of 5,492 shares of Company common stock under the Incentive Plan. One quarter of each Board of Director award was granted without restriction with the remainder vesting over a service period ending on March 16, 2013. The compensation expense to be recognized for the awards was measured based on the Company’s closing stock price on March 16, 2010.

     On September 25, 2009, the Company and Sub entered into a Retention Bonus Award Agreement calling for the award to employees of the Company of 200,000 shares of Company common stock that would otherwise have been issued to Sub in the Resolute Transaction. Fifty percent of each employee award was awarded without restriction and fifty percent of each employee award was granted contingent upon the employee remaining employed by the Company for one year following the closing of the Resolute Transaction. As of September 25, 2010, the vesting date, employees had forfeited 15,039 shares under this agreement, which were transferred to Sub and had relinquished 25,086 shares in satisfaction of withholding taxes, which were retired by the Company. The compensation expense recognized for the awards was measured based on the Company’s traded stock price at the date of the Resolute Transaction. For the three and nine months ended September 30, 2010, the Company recorded $0.2 million and $0.5 million of stock based compensation expense for this award, respectively.
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
   Time Vested Cash Awards
     Prior to the Resolute Transaction, certain employees of Predecessor Resolute held time vested cash awards (“Awards”). All of the Awards bear simple interest of 15% per annum commencing January 1, 2008, are payable in three installments, with installments paid on January 1, 2009 and 2010 and the remaining installment payable on January 1, 2011. The Awards are accounted for as deferred compensation. The annual payments are paid contingent upon the employee’s continued employment with Resolute and there is potential for forfeiture of the Awards. Accordingly, Resolute will accrue the Awards and related return for the respective year on an annual basis. For the nine months ended September 30, 2010, $0.2 million of compensation expense related to the Awards was recognized.
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
     For financial reporting purposes, Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty. See Note 14 for the location and fair value amounts of Resolute’s commodity derivative instruments reported in the condensed consolidated balance sheet at September 30, 2010.
     The table below summarizes the location and amount of commodity derivative instrument losses reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Other income (expense):
Realized gains (losses)	$(833)	$7	$(4,384)	$7
Unrealized gains (losses)	(16,169)	(14,815)	11,818	(14,815)

Total gains (losses) on derivative instruments	$(17,002)	$(14,808)	$7,434	$(14,808)

     As of September 30, 2010, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

		Oil (NYMEX		Gas (NYMEX HH)
		WTI) Weighted		Weighted Average
		Average Hedge	MMBtu per	Hedge Price per
Year	Bbl per Day	Price per Bbl	Day	MMBtu
2010	3,650	$67.24	3,800	$9.69
2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of September 30, 2010.

			Weighted Average
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu
2010 – 2013	Rocky Mountain NWPL	1,800	$2.10
2011	Rocky Mountain CIG	1,500	$0.57
2012	Rocky Mountain CIG	1,000	$0.575
     As of September 30, 2010, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars.

		Oil (NYMEX
		WTI) Weighted
		Average Hedge
Year	Bbl per Day	Price per Bbl
2010	200	$105.00-151.00
2011	250	$80.00-90.00
2012	250	$80.00-93.50
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
     The maximum amount of loss in the event of all counterparties defaulting is $0 as of September 30, 2010, due to the set-off provisions noted above.
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

     As of September 30, 2010, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.
     The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2010 (in thousands):

Description	Level 1		Level 2	Level 3
Assets
Commodity swaps	$		$5,717	$—
Commodity collars		—	479	—

Current assets: derivative instruments		$—	$6,196	$—

Commodity swaps		$—	$4,249	$—

Other assets: derivative instruments		$—	$4,249	$—

Liabilities
Commodity swaps		$—	$19,453	$—

Current liabilities: derivative instruments		$—	$19,453	$—

Commodity swaps		$—	$44,181	$—
Commodity collar		—	55	—

Long term liabilities: derivative instruments		$—	$44,236	$—

Note 15 — Commitments and Contingencies
CO2 Take-or-Pay Agreements
     Resolute is party to a take-or-pay purchase agreement with Kinder Morgan CO2 Company, L.P., under which Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Resolute’s tertiary enhanced recovery projects in Aneth Field. Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The CO2 volumes planned for use on the enhanced recovery projects generally exceed the minimum daily volumes provided in these take-or-pay purchase agreements. Therefore, Resolute expects to avoid any payments for deficiencies. On October 5, 2010 Resolute entered into an amendment of the contract effective September 1, 2010. The amendment extends the term of the contract to December 31, 2020, and allows the Company flexibility to adjust the minimum purchase commitments; therefore, these yearly commitments may change.
     Future minimum CO2 purchase commitments as of September 30, 2010 under this purchase agreement based on prices in effect on September 30, 2010 are as follows (in thousands):

CO2 Purchase
Year	Commitments
2010	$3,900
2011	20,100
2012	20,800
2013	20,100
2014	16,600
Thereafter	43,700

Total	$125,200

RESOLUTE NATURAL RESOURCES COMPANY, LLC,
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC,
RESOLUTE WYOMING, INC.,
RNRC HOLDINGS, INC.
Combined Statements of Operations (UNAUDITED)
(in thousands)

	For the 86 Day	For the 267 Day
	Period from July 1,	Period from January
	2009 to September	1, 2009 to
	24, 2009	September 24, 2009
Revenue:
Oil	$28,539	$72,655
Gas	3,385	10,183
Other	908	2,506

Total revenue	32,832	85,344

Operating expenses:
Lease operating	15,175	46,771
Depletion, depreciation, amortization, and asset retirement obligation accretion	5,975	21,925
Impairment of proved properties	—	13,295
General and administrative	4,228	8,076

Total operating expenses	25,378	90,067

Income (loss) from operations	7,454	(4,723)

Other income (expense):
Interest expense	(6,182)	(18,416)
Realized and unrealized gains (losses) on derivative instruments	17,797	(23,519)
Other income	5	47

Total other income	11,620	(41,888)

Income (loss) before income taxes	19,074	(46,611)
Income tax benefit (expense)	14,823	5,019

Net income (loss)	$33,897	$(41,592)

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC
RESOLUTE ANETH, LLC
WYNR, LLC
BWNR, LLC
RESOLUTE WYOMING, INC.
RNRC HOLDINGS, INC.
Combined Statements of Cash Flows (UNAUDITED)
(in thousands)

For the 267 Day
Period from January
1, 2009 to
September 24, 2009
Operating activities:
Net loss	$(41,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	21,244
Accretion of asset retirement obligations	681
Impairment of proved properties	13,295
Equity-based compensation	2,818
Amortization of deferred financing costs	1,809
Deferred income taxes	(4,732)
Loss on sale of other property and equipment	11
Unrealized loss on derivative instruments	25,458
Other	(14)
Change in operating assets and liabilities:
Accounts receivable	(630)
Prepaid expenses and other current assets	365
Accounts payable and accrued expenses	(4,546)
Other current liabilities	(1,172)
Accounts payable — Holdings	(56)

Net cash provided by operating activities	12,939

Investing activities:
Acquisition, exploration and development expenditures	(12,904)
Proceeds from sale of oil and gas properties	218
Purchase of other property and equipment	(66)
Proceeds from sale of other property and equipment	10
Notes receivable — affiliated entities	7
Increase in restricted cash	(1,751)
Other	63

Net cash used for investing activities	(14,423)

Financing activities:
Deferred financing costs	(1,823)
Proceeds from bank borrowings	95,670
Payment of bank borrowings	(93,120)
Capital contributions	125
Capital distributions	(125)

Net cash provided by financing activities	727

Net (decrease) increase in cash and cash equivalents	(757)
Cash and cash equivalents at beginning of period	1,935

Cash and cash equivalents at end of period	$1,178

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,211

Income taxes	$—

Supplemental schedule of non-cash investing and financing activities:
Increase to asset retirement obligations	$2,641

Capital expenditures financed through current liabilities	$987

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
     The following table provides a reconciliation of Predecessor Resolute’s asset retirement obligation for the 267 day period ended September 24, 2009 (in thousands):

For the 267
day period From
January 1, 2009 to
September 24,
2009
Asset retirement obligations at beginning of period	$9,828
Accretion expense	681
Additional liability incurred	—
Liabilities settled	(1,337)
Revisions to previous estimates	2,641

Asset retirement obligations at end of period	11,813
Less current asset retirement obligations	2,565

Long-term asset retirement obligations	$9,248

Note 5—Related Party Transactions
     Resources has received payments due Holdings for Holdings’ transactions not related to Predecessor Resolute. Such payments have not yet been fully reimbursed to Holdings. Payments to Holdings are reflected on the combined statements of cash flows under the caption “Accounts Payable — Holdings.”
Note 6—Long Term Debt
   First Lien Facility
     Predecessor Resolute’s credit facility was with a syndicate of banks led by Wachovia Bank, National Association (the “First Lien Facility”) with Aneth as the borrower. At Aneth’s option, the outstanding balance under the First Lien Facility accrued interest at either (a) the London Interbank Offered Rate, plus a margin which varied from 1.5% to 3.5%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Federal Funds Effective Rate plus 0.5%, plus a margin which varied from 0% to 2.0%. Each such margin was based on the level of utilization under the borrowing base. As of September 24, 2009 the weighted average interest rate on the outstanding balance under the facility was approximately 4.0%.
     On September 25, 2009, Resolute repaid $99.5 million outstanding under the First Lien Facility with cash received from the Resolute Transaction.
   Second Lien Facility
     Predecessor Resolute’s term loan was with a group of lenders, with Wilmington Trust FSB as the agent (the “Second Lien Facility”) and with Aneth as the borrower. Balances outstanding under the Second Lien Facility accrued interest at either (a) the adjusted London Interbank Offered Rate plus the applicable margin of 4.5%, or (b) the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Alternative Base Rate, plus the applicable margin of 3.5%. As of September 24, 2009 the weighted average interest rate on the outstanding balance under the facility was approximately 5.0%.
     On September 25, 2009, Resolute repaid all amounts outstanding under the Second Lien Facility with cash received from the Resolute Transaction.

Note 7 —Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the 86 and 267 day periods ended September 24, 2009 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes primarily related to state income taxes and estimated permanent differences.
     The following table summarizes the components of the provision for income taxes (in thousands):

	For the 86 Day	For the 267 Day
	Period From July 1,	Period From January
	2009 to September	1, 2009 to
	24, 2009	September 24, 2009
Current income tax benefit (expense)	$(92)	$(104)
Deferred income tax benefit (expense)	(396)	5,123
Valuation allowance*	15,311	—

Total income tax benefit (expense)**	$14,823	$5,019

*	Predecessor Resolute recorded a full valuation allowance against its deferred tax assets as of March 31, 2009 due to uncertainty as to their realization. During the 86 day period ended September 24, 2009, Predecessor Resolute released the valuation allowance as management no longer believes that there is a substantial doubt that the Companies will continue as a going concern due to the Resolute Transaction described in Note 2.

**	Tax expense (benefit) is calculated based on taxable income of RNRC and RWI, which are taxable entities. Aneth, Sub, BWNR and WYNR are pass-through entities for federal and state income tax purposes. As such, neither current nor deferred income taxes are recognized by these entities. During the 86 day period ended September 24, 2009, a previously unrecognized tax benefit in the amount of $386,000 related to an uncertain tax position was recognized. Previously accrued interest and penalties were reversed. This recognition and reversal resulted from the expiration of the applicable statute of limitations on September 15, 2009.
Note 8 — Shareholder’s/Member’s Equity and Equity Based Awards
Common Stock
     At September 24 2009, RNRC and RWI each had 1,000 shares of common stock, par value $0.01 and $1.00 per share, authorized, issued and outstanding.
Member’s Equity
     At September 24, 2009, member’s equity included Aneth, WYNR, BWNR and Resources.
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
     Predecessor Resolute recorded $0.9 million and $2.8 million of equity based compensation expense in general and administrative expense in the combined statements of operations for the 86 and 267 day period ended September 24, 2009, respectively.
     Predecessor Resolute amortizes the estimated fair value of the Incentive Units over the remaining estimated vesting period using the straight-line method. The estimated weighted average fair value remaining of the Incentive Units was calculated using a discounted future net cash flows model. No Incentive Units vested during the period ended September 24, 2009.

     At September 24, 2009, there were 17,797,801 incentive units outstanding, of which 6,190,539 were not vested and had a weighted average grant date fair value of $2.08 per unit. There were no grants or forfeitures during the 267 day period ended September 24, 2009.
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
     As of September 24, 2009, Predecessor Resolute had entered into certain commodity collar contracts. The following table represents Predecessor Resolute’s commodity collars at September 24, 2009 with respect to its estimated oil and gas production from proved developed producing properties:

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
     The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the combined statements of operations for the periods presented below (in thousands):

	For the 86 Day	For the 267 Day
	Period from July 1,	Period from January
	2009 to September	1, 2009 to
	24, 2009	September 24, 2009
Other income (expense)
Realized gains (losses)	$(12,100)	$1,939
Unrealized gains (losses)	29,897	(25,458)

Total: gains (losses) on derivative instruments	$17,797	$(23,519)

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
     One contract was effective July 1, 2006, with a four year term. As of September 24, 2009, future commitments under this purchase agreement amounted to approximately $800,000 for the remainder of 2009 and $2.9 million in 2010, based on prices in effect at September 30, 2009. The second contract was entered into on May 25, 2005, was amended on July 1, 2007, and had a ten year term. Future commitments under this purchase agreement amounted to approximately $40.7 million through June 2016 based on prices in effect on September 30, 2009. The annual minimum obligation by year is as follows:

Year	Commitments
(millions)
September 2009 — December 2009	$3.8
2010	11.8
2011	8.9
2012	6.9
2013	6.7
Thereafter	6.3

Total	$44.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     References to the “Company,” “us” or “we” refer to Resolute Energy Corporation (“Resolute”), a corporation formed to consummate a business combination on September 25, 2009 (the “Acquisition Date”), between Hicks Acquisition Company I, Inc. (“HACI”), Resolute and Resolute Holdings Sub, LLC (the “Resolute Transaction”). “Predecessor Resolute” refers to Resolute Natural Resources Company, LLC (“Resources”), WYNR, LLC (“WYNR”), BWNR, LLC (“BWNR”), RNRC Holdings, Inc. (“RNRC”), and Resolute Wyoming, Inc. (“RWI”) (formerly known as Primary Natural Resources, Inc. (“PNR”)), and Resolute Aneth, LLC (“Aneth”).
     The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as with the financial statements and related notes thereto contained elsewhere in this report. Due to the nature of the Resolute Transaction, two sets of financial statements are presented in this Form 10-Q. The first set covers the reporting company, Resolute, for the three and nine month periods ended September 30, 2010 and the historical operations of HACI for the three and nine month periods ended September 30, 2009. The second set covers the predecessor company, Predecessor Resolute, for the 86 and 267 day periods ended September 24, 2009. The following discussion is presented in one combined section relating to the business of Resolute for the periods ended September 30, 2010 and the comparative data with respect to HACI and Predecessor Resolute for the periods ended September 30, 2009 and September 24, 2009, respectively.
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
     Resolute’s management uses a variety of financial and operational measurements to analyze its operating performance. These measurements include: (i) production levels, trends and prices, (ii) reserve and production volumes and trends, (iii) operating expenses and general and administrative expenses, (iv) operating cash flow and (v) EBITDA. The analysis of these measurements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Resolute’s Annual Report on Form 10-K for the year ended December 31, 2009.
Factors That Significantly Affect Resolute’s Financial Results
     Revenue, cash flow from operations and future growth depend substantially on crude oil, and to a lesser extent, natural gas prices, which in turn depend on factors beyond Resolute’s control, such as economic, political and regulatory developments and competition from other sources of energy. Crude oil prices have historically been volatile and may be expected to fluctuate widely in the future. Sustained periods of low prices for crude oil could materially and adversely affect Resolute’s financial position, its results of operations, the quantities of oil and gas that it can economically produce, and its ability to obtain capital.
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
     For the purposes of management’s discussion and analysis of the results of operations of Resolute, management has analyzed the Company’s operational results for the three and nine months ended September 30, 2010, in comparison to the 86 and 267 day period ended September 24, 2009 of Predecessor Resolute, except where indicated.
     The following tables reflect the components of our production and sales prices and set forth our costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated for Resolute and Predecessor Resolute, respectively.

	Resolute		Predecessor Resolute
	Three Months Ended		86 Day Period Ended
	September 30,		September 24,
	2010	2009	2009
Net Sales:
Total sales (MBoe)	702	44	639
Average daily sales (Boe/d)	7,628	7,334	7,435

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$59.60	51.58	$51.35
Average sales price (including derivative settlements)	58.41	51.74	51.97

Operating Expenses ($/Boe):
Lease operating	$18.73	20.72	$14.85
Production and ad valorem taxes	8.27	10.05	8.89
General and administrative[1]	7.47	—	6.61
General and administrative (excluding non-cash compensation expense) [1]	4.26	—	5.21
Depletion, depreciation, amortization and accretion	17.09	15.23	9.35

	Resolute		Predecessor Resolute
	Nine Months Ended		267 Day Period Ended
	September 30,		September 24,
	2010	2009	2009
Net Sales:
Total sales (MBoe)	1,999	44	2,011
Average daily sales (Boe/d)	7,321	7,334	7,530

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$61.84	51.58	$42.45
Average sales price (including derivative settlements)	59.65	51.74	49.97

Operating Expenses ($/Boe):
Lease operating	$19.29	20.72	$16.79
Production and ad valorem taxes	8.98	10.05	6.48
General and administrative[1]	5.87	—	4.02
General and administrative (excluding non-cash compensation expense) [1]	3.97	—	2.62
Depletion, depreciation, amortization and accretion	16.97	15.23	10.90

[1]	G&A $/Boe statistics for Resolute are not representative of normal operational activity and have not been provided for the three and nine months ended September 30, 2009, due to the fact that the production presented represents 6 days, while G&A expense encompasses the three and nine month periods of 2009.

Comparison of Quarter Ended September 30, 2010 to 86 Day Period Ended September 24, 2009
     Revenue. Revenue from oil and gas activities increased to $41.8 million during 2010, from $32.8 million during 2009. Total production increased 9.9% during 2010 as compared to 2009, from 639 MBoe to 702 MBoe. The overall production increase was due to the success of a well re-completion program in the McElmo Creek Unit, increased CO2 response in the Aneth and McElmo Creek Units, and the shorter 2009 operating period. The overall production increase was offset by decreased production in the Company’s Hilight Unit due to limited compression capability at the Western Gas Resources Hilight plant. Full compression capability was restored in September 2010. Management estimates that production constraints at the Hilight plant resulted in a reduction in production volumes of approximately 7.6 MBoe, or 82 Boe per day, during the quarter ended September 30, 2010, as compared to what the field was capable of producing if unconstrained.
     Average sales price for the quarter, excluding derivatives settlements, increased from $51.35 per Boe in 2009 to $59.60 per Boe in 2010, primarily as a function of increased commodity pricing.
     Operating Expenses. Lease operating expenses include labor, field office rent, production and ad valorem taxes, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, workover expenses, and other customary charges. Resolute assesses lease operating expenses in part by monitoring the expenses in relation to production volumes and the number of wells operated.
     Lease operating expenses increased to $18.9 million during 2010, from $15.2 million during 2009. The $3.7 million, or 24.3%, increase was attributable to increases in company labor, equipment and maintenance costs, utilities and fuel, compression and gathering, and workover expense. This overall increase was offset by a minimal decrease in contract labor. Due to the low commodity price environment and the Company’s limited financial liquidity, Resolute incurred unusually low lease operating expenses in 2009.
     Production and ad valorem taxes increased by 1.8% to $5.8 million in 2010 versus $5.7 million in 2009, even though revenue increased by 27.4%. Production and ad valorem taxes were 13.9% of total revenue in 2010 as compared to 17.3% of total revenue in 2009. Taxes were higher in the 2009 period than would be expected due to an upward revision in estimated production and ad valorem taxes during the period.
     Depletion, depreciation, amortization and accretion expenses increased to $12.0 million during 2010, as compared to $6.0 million during 2009. The $6.0 million, or 100.0%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $9.35 per Boe in 2009 to $17.09 per Boe in 2010. The 2010 rate reflects the higher carrying value of proved oil and gas properties as a result of the Resolute Transaction at September 25, 2009.
     General and administrative expenses include the costs of employees and executive officers, related benefits, office leases, professional fees and other costs not directly associated with field operations. Resolute monitors general and administrative expenses in relation to the amount of production and the number of wells operated.
     General and administrative expenses for Resolute increased to $5.2 million during 2010, as compared to $4.2 million during 2009. The $1.0 million, or 23.8%, increase in general and administrative expenses resulted from a $0.5 million increase in a corporate overhead, a $0.3 million increase in professional services and consulting fees, a $1.9 million increase in personnel costs due to additional employees versus 2009 and accrual of the Company’s 2010 Short Term Incentive Plan (“STIP”), and an increase of $1.4 million in stock based compensation related to the 2010 Long Term Incentive Plan (“LTIP”). These increases were offset by increased overhead billings in 2010 and the absence of merger-related costs in 2010, of which $2.5 million were incurred in 2009 in connection with the merger with HACI.
     Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2010, the loss on oil and gas derivatives was $17.0 million, consisting of $16.2 million of unrealized losses and $0.8 million of realized losses on derivative settlements. During 2009, the gain on oil and gas derivatives was $17.8 million, consisting of unrealized gains of $29.9 million offset by $12.1 million of realized losses.
     Interest expense was $1.3 million during 2010, as compared to $6.2 million during 2009. The $4.9 million, or 79.0%, decrease is attributable to a 62.2% reduction in average outstanding borrowings and lower interest rates.
     Income Tax Benefit (Expense). Income tax benefit recognized during 2010 was $5.6 million, or 44.1% of income before income taxes, as compared to an income tax benefit of $4.7 million, or 18.0% of loss before income taxes, for Resolute in 2009. The change in the effective rate reflects the differing tax jurisdictions in which Resolute operates following the Resolute Transaction, permanent difference relating to transaction costs in 2009, and revisions in estimated annual effective tax rates in both periods.

Comparison of Nine Months Ended September 30, 2010 to 267 Day Period Ended September 24, 2009
     Revenue. Revenue from oil and gas activities increased to $123.6 million during 2010, from $85.3 million during 2009. Total production decreased 1.0% during 2010 as compared to 2009, from 2,011 MBoe to 1,999 MBoe. In addition to natural production declines, the overall production decrease was partially attributed to the compression failure at the Western Gas Resources Hilight Plant and the voluntary shut-down of a portion of the Company’s coalbed methane production in Wyoming due to uneconomic product prices for that gas. Management has determined that production constraints at the Hilight plant resulted in a reduction in production volumes of approximately 29.5 MBoe, or 108 Boe per day during the nine months ended September 30, 2010, as compared to what the field was capable of producing if unconstrained. Another contributing factor to the reduced production volumes for 2009 is that the Company deferred its anticipated capital projects due to low product prices and limited financial liquidity. Had the anticipated capital projects been completed, the resulting additional production in 2010 may have partially offset the decline in natural production.
     The production decrease was more than offset by an increase in average sales price, excluding derivatives settlements, from $42.45 per Boe in 2009 to $61.84 per Boe in 2010, as a result of increased commodity pricing.
     Operating Expenses. Lease operating expenses increased to $56.5 million during 2010, from $46.8 million during 2009. The $9.7 million, or 20.7% increase, was attributable to increases in company labor, equipment and maintenance costs, utilities and fuel, workover expense, and compression and gathering costs. Due to the low commodity price environment and the Company’s limited financial liquidity, Resolute incurred unusually low lease operating expenses in 2009. The overall increase was offset by a decrease in contract labor.
     Production and ad valorem taxes increased to $17.9 million during 2010, from $13.0 million during 2009. The $4.9 million, or 37.7%, increase was primarily attributable to the 44.9% increase in revenue. Additionally, production and ad valorem taxes were 14.5% of total revenue in 2010, compared to 15.3% of total revenue in 2009.
     Depletion, depreciation, amortization and accretion expenses increased to $33.9 million during 2010, as compared to $21.9 million during 2009. The $12.0 million, or 54.8%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $10.90 per Boe in 2009 to $16.97 per Boe in 2010. The 2010 rate reflects the higher carrying value of proved oil and gas properties in 2010 as a result of the Resolute Transaction at September 25, 2009.
     Predecessor Resolute included a ceiling test provision for impairment of oil and gas property costs in 2009 of $13.3 million. There was no provision for impairment of oil and gas property in 2010 for Resolute.
     General and administrative expenses for Resolute increased to $11.7 million during 2010, as compared to $8.1 million during 2009. The $3.6 million, or 44.4% increase in general and administrative expenses resulted from a $1.1 million increase in corporate overhead, a $1.7 million increase in professional services and consulting fees, a $2.9 million increase in personnel costs due to additional employees versus 2009 and accrual of the Company’s STIP, and an increase of $1.0 million in stock based compensation related to the 2010 LTIP. These increases were offset by decreased costs attributable to the 2009 Resolute Transaction of $2.5 million and increased overhead billings in 2010.
     Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2010, the gain on oil and gas derivatives was $7.4 million, consisting of $11.8 million of unrealized gains less $4.4 million of realized losses on derivative settlements. During 2009, the loss on oil and gas derivatives was $23.5 million, consisting of unrealized losses of $25.5 million, offset by $2.0 million of realized gains.
     Interest expense was $3.6 million during 2010, as compared to $18.4 million during 2009. The $14.8 million, or 80.4%, decrease is attributable to a 70.3% reduction in average outstanding borrowings and lower interest rates.
     Income Tax Benefit (Expense). Income tax expense recognized during 2010 was $8.6 million, or 34.0% of income before income taxes, as compared to income tax benefit of $5.9 million, or 19.9% of loss before income taxes, for Resolute in 2009. The change in the effective rate reflects the differing tax jurisdictions in which Resolute operates following the Resolute Transaction and permanent differences relating to transaction costs in 2009.

Liquidity and Capital Resources
     Resolute’s primary sources of liquidity are cash generated from operations and amounts available under its revolving Credit Facility (as defined below).
     For the purposes of management’s discussion and analysis of liquidity and capital resources, management has analyzed the cash flows and capital resources for the nine months ended September 30, 2010 for Resolute in comparison to the period ended September 24, 2009 for Resolute and Predecessor Resolute.

	Resolute		Predecessor Resolute
	Nine Months		267 Day Period
	Ended September 30,		Ended September 24,
	2010	2009	2009
	(in thousands)		(in thousands)
Cash provided by (used in) operating activities	$44,612	$(8,877)	$12,939
Cash provided by (used in) investing activities	(50,762)	216,699	(14,423)
Cash provided by (used in) financing activities	7,521	(206,014)	727
     Net cash provided by operating activities was $44.6 million for the first nine months of 2010 compared to $12.9 million for the 2009 period. Cash flows from operating activities in 2010 reflected a change from a net loss in 2009 to net income in 2010.
     Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.
     Net cash used in investing activities was $50.8 million in 2010 compared to net cash used of $14.4 million in 2009. The primary investing activities in 2010 and 2009 were capital expenditures of $43.0 million and $12.9 million, respectively. The 2010 capital expenditures were comprised of $22.1 million in leasehold costs as a result of the acquisition and drilling of undeveloped leasehold acreage in Williams County, North Dakota, $9.4 million in CO2 acquisition and $11.5 million in other capital expenditures.
     As of September 30, 2010, Resolute has acquired interests in a total of 73,400 gross (25,000 net) undeveloped leasehold acres and has undertaken drilling activities to earn an interest in an additional 19,000 gross (8,400 net) acres located within the Bakken shale trend of the Williston Basin in North Dakota. Although the Middle Bakken formation will be the primary objective, secondary objectives include the Three Forks, Madison and Red River formations. Resolute purchased an interest in a newly drilled well in the Basin in August 2010 and is participating in two wells that were spud in September 2010. Resolute expects to participate in drilling three additional horizontal wells in this area during the fourth quarter of 2010.
     Net cash provided by financing activities was $7.5 million in 2010 compared to net cash provided by financing activities of $0.7 million in 2009. The primary financing activities in 2010 were $11.7 million in net bank borrowings less $4.0 million in deferred financing costs related to the amended credit agreement entered into by the Company on March 30, 2010. Primary financing activities in 2009 were $2.6 million in net borrowings under the Credit Facility.
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
     Resolute plans to continue its practice of hedging a significant portion of its production through the use of various derivative transactions. Resolute’s existing derivative transactions do not qualify as cash flow hedges, and the Company anticipates that future transactions will receive similar accounting treatment. Hedge arrangements are generally settled within five days of the end of the month. As is typical in the oil and gas industry, however, Resolute does not generally receive the proceeds from the sale of its crude oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, Resolute will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, Resolute may use working capital borrowings to fund its operations.

Revolving Credit Facility
     Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated credit facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of September 30, 2010, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.92%.
     The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim re-determination. As of September 30, 2010, outstanding borrowings were $121.3 million and unused availability under the borrowing base was $135.4 million. The borrowing base availability has been reduced by $3.3 million in conjunction with letters of credit issued to vendors at September 30, 2010. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute’s subsidiaries.
     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2010.
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
     Under the terms of Resolute’s Credit Facility, the form of derivative instruments to be entered into is at Resolute’s discretion, not to exceed 85% of its anticipated production from proved developed producing properties, utilizing economic parameters specified in its Credit Facility.
     By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. At September 30, 2010, all of Resolute’s counterparties are members of the Credit Facility bank syndicate.

     As of September 30, 2010, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps with respect to its oil and gas production through 2013:

		Oil (NYMEX WTI)		Gas (NYMEX HH)
		Weighted Average		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	Hedge Price per MMBtu
2010	3,650	$67.24	3,800	$9.69
2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of September 30, 2010:

			Weighted Average
			Hedged Price
Year	Index	MMBtu per Day	Differential per MMBtu
2010 — 2013	Rocky Mountain NWPL	1,800	$2.10
2011	CIG	1,500	$0.57
2012	CIG	1,000	$0.575
     As of September 30, 2010, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars with respect to its oil and production:

		Oil (NYMEX WTI)
		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl
2010	200	$105.00-151.00
2011	250	$80.00-90.00
2012	250	$80.00-93.50
Interest Rate Risk
     At September 30, 2010, Resolute has $121.3 million of outstanding debt. Interest is calculated under the terms of the agreement based on a LIBOR spread. A 10% increase in LIBOR would result in a less than $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.
Credit Risk and Contingent Features in Derivative Instruments
     Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are also lenders under Resolute’s Credit Facility. For these contracts, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute has set-off provisions with its lenders that, in the event of counterparty default, allows Resolute to set-off amounts owed under the Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

ITEM 4.	CONTROLS AND PROCEDURES
     Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation, those officers have concluded that:
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
     There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2010, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Resolute is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to its business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, Resolute’s management believes that the resolution of any of its pending proceedings will not have a material adverse effect on its financial condition or results of operations.

ITEM 1A.	RISK FACTORS
     Information about material risks related to Resolute’s business, financial condition and results of operations for the nine months ended September 30, 2010, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2009, except as previously disclosed in our Quarterly Reports on Form 10-Q or as described below. These risks and those described below are not the only risks facing the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with the vesting of Resolute Energy Corporation restricted common stock under the Retention Bonus Award Agreements on September 25, 2010, the Company retained 15,252 shares of common stock at the election of the recipients of such awards in satisfaction of withholding tax obligations. Such shares were valued at $10.97 per share, the closing price of the Company’s common stock on the NYSE on September 24, 2010. These shares were retired by the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
     On October 7, 2010, Resolute Energy Corporation (the “Company”) entered into Warrant Exercise and Stock Issuance Agreements (collectively, the “Warrant Exchange Agreements”) with affiliates (the “Pine River Affiliates”) of Pine River Capital Management L.P. (“Pine River”). Under the terms of the Warrant Exchange Agreements, the Pine River Affiliates would tender 4,384,108 of the Company’s publicly traded warrants with an exercise price of $13.00 per share (the “Public Warrants”) and $12,116,884 in cash to the Company and, in return, the Company would issue a total of 1,775,107 shares of its common stock, par value $0.0001 per share (the “Common Stock”), as described in the Company’s Form 8-K filed on October 7, 2010.
     The Company and the Pine River Affiliates amended the Warrant Exchange Agreements to extend the anticipated closing date of the transaction contemplated by the Warrant Exchange Agreements until November 15, 2010, to allow the Company to pursue required regulatory approval of the transaction from the New York Stock Exchange (the “NYSE”).
     On November 11, 2010, the NYSE informed the Company that it would not approve the transaction (including the listing of the shares of Common Stock to be issued by the Company). The NYSE explained that its refusal to approve the transaction was based on the fact that the NYSE viewed the transaction as violating Listing Rule 703.12. Both the Company and Pine River proposed alternative transaction structures, none of which were ultimately approved by the NYSE.
     The Warrant Exchange Agreements will expire by their terms on November 15, 2010 and the transaction will not be consummated.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
     Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton Nicholas J. Sutton	Chief Executive Officer	November 12, 2010
(Principal Executive Officer)

/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer	November 12, 2010
(Principal Financial Officer)