Form 10-K
period 2010-12-31
Resolute Energy Corp
filed 2011-03-15
CIK 1469510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if delinquent filers pursuant to item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, indefinite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2010, computed by reference to the price at which the common stock was last sold as posted on the New York Stock Exchange, was $405.2 million.

As of March 10, 2011, 56,345,041 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

The following documents are incorporated by reference herein: Portions of the definitive Proxy Statement of Resolute Energy Corporation to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2011 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2011 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to future acquisitions, our future debt levels and liquidity, future derivative activities and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves;

•	inaccuracy in reserve estimates and expected production rates;

•	discovery and development of, and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position;

•	the success of our business and financial strategy, derivative strategies and plans;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	Availability of capital and financing;

•	the effectiveness and results of our CO2 flood program;

•	the success of the development plan and production from our oil and gas properties and particularly the Aneth Field Properties;

•	the timing and amount of future production of oil and gas;

•	the completion and success of exploratory drilling in the Bakken trend of the Williston Basin;

•	availability of drilling, completion and production equipment;

•	our operating costs and other expenses;

•	the success in marketing oil and gas;

•	competition in the oil and gas industry;

•	operational problems, or uninsured or underinsured losses affecting our operations;

•	the impact and costs related to compliance with or changes in laws or regulations governing our oil and gas operations;

•	our relationship with the Navajo Nation, the local Navajo community in the area where we operate and Navajo Nation Oil and Gas Company, as well as the timing of when certain purchase rights held by Navajo Nation Oil and Gas Company become exercisable;

•	the impact of weather and the occurrence of disasters, such as fires, floods and other events and natural disasters;

•	environmental liabilities;

•	anticipated CO2 supply which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P. (“Kinder Morgan”);

•	risks related to our level of indebtedness;

•	developments in oil and gas-producing countries;

•	loss of senior management or technical personnel;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

•	risk factors discussed or referenced in this report; and

•	other factors, many of which are beyond our control.

PART I --
Item 1. and 2.	Business and Properties	1
Item 1A.	Risk Factors	28
Item 3.	Legal Proceedings	44
Item 4.	Reserved	44
PART II --
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item 6.	Selected Financial Data	47
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	62
PART III --
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Mangement and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions and Director Independence	62
Item 14.	Principal Accounting Fees and Services	62
PART IV --
Item 15.	Exhibits, Financial Statement Schedules	63
EX-12.1
EX-21
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32
EX-99.1

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

On September 25, 2009 (the “Acquisition Date”), HACI consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement (“Acquisition Agreement”) with Resolute and Resolute Holdings Sub, LLC (“Sub”), whereby, through a series of transactions, HACI’s stockholders collectively acquired a majority of the outstanding shares of Resolute common stock (the “Resolute Transaction”). As a result of the Resolute Transaction, Resolute owned, directly or indirectly, 100% of the equity interests of Resolute Natural Resources Company, LLC (“Resources”), WYNR, LLC (“WYNR”), BWNR, LLC (“BWNR”), RNRC Holdings, Inc. (“RNRC”), and Resolute Wyoming, Inc. (“RWI”) (formerly known as Primary Natural Resources, Inc. (“PNR”)), and owned a 99.996% equity interest in Resolute Aneth, LLC (“Aneth”), (collectively “Predecessor Resolute”). The entities comprising Predecessor Resolute prior to the Resolute Transaction were wholly owned by Sub (except for Aneth, which was 99.996% owned by Sub), which in turn is a wholly-owned subsidiary of Resolute Holdings, LLC (“Holdings”). Under accounting principles generally accepted in the United States (“GAAP”), HACI was the accounting acquirer. Effective December 31, 2010, Aneth became a wholly-owned subsidiary of the Company.

Resolute is an independent oil and gas company engaged in the exploration, exploitation and development of its oil and gas properties located in Utah, Wyoming, North Dakota and, to a lesser extent, properties in Alabama and Oklahoma. Approximately 88% of Resolute’s revenue is generated from the sale of oil production. Resolute’s main focus is on increasing reserves and production from its properties located in Utah (its “Aneth Field Properties”), North Dakota (its “Bakken Properties”) and Wyoming and Oklahoma (its “Wyoming Properties”), while improving efficiency and controlling operational costs.

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

Resolute’s largest asset, constituting 92% of its proved reserves, is its ownership of working interests in Greater Aneth Field (“Aneth Field”), a mature, long-lived oil producing field located in the Paradox Basin on the Navajo Reservation in southeast Utah. Resolute owns a majority of the working interests in, and is the operator of, three federal production units covering approximately 43,000 gross acres. These are the Aneth Unit, in which Resolute owns a 62% working interest, the McElmo Creek Unit, in which Resolute owns a 75% working interest, and the Ratherford Unit, in which Resolute owns a 59% working interest. Resolute believes that significantly more oil can be recovered from its Aneth Field Properties through industry standard secondary and tertiary recovery techniques. As of December 31, 2010, Resolute had interests in, and operated 397 gross (260 net) active producing wells and 334 gross (218 net) active water and CO2 injection wells in its Aneth Field Properties. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock.

Resolute’s Wyoming Properties are largely located in the Powder River Basin of Wyoming and constitute approximately 7% of Resolute’s net proved reserves. Hilight Field, anchoring the Wyoming production and reserves, produces oil and gas from the Muddy formation as well as shallow coalbed methane (“CBM”). Resolute also owns properties in eastern Wyoming and Oklahoma that produce oil and gas. As of December 31, 2010, the Wyoming Properties consisted of 465 gross (418 net) active producing wells and 8 gross (6 net) active water injection wells and Resolute operates all but 6 gross (1 net) wells. In addition, Resolute holds exploration leasehold rights in Wyoming’s Big Horn Basin.

As of December 31, 2010, Resolute had acquired interests in approximately 83,452 gross (24,965 net leasehold) acres in Williams and McKenzie Counties, North Dakota. These leaseholds are located within the Bakken shale trend of the Williston Basin. Although the Middle Bakken formation is the primary objective of the Company’s exploration activities, secondary objectives include the Three Forks, Madison and Red River formations. During 2010, the Company acquired an interest in one completed well and participated in drilling and completing one horizontal well. Additionally, Resolute is party to a contract with Marathon Oil Corporation (“Marathon”), under which it has earned an additional 3,870 net acres as of January 16, 2011. As of December 31, 2010, Resolute had interests in, but was not the operator of 2 gross (0.5 net) active wells. The Company participated in drilling activities on five additional wells during 2010 which are expected to be completed during 2011, and anticipates participating in drilling and completing between fourteen to sixteen new wells in 2011.

As of December 31, 2010, Resolute’s estimated net proved reserves were approximately 64.7 million equivalent barrels of oil (“MMBoe”), of which approximately 39% were proved developed producing reserves and approximately 78% were oil. The pre-tax PV-10 of Resolute’s net proved reserves at December 31, 2010, was $848 million and the standardized measure of its estimated net proved reserves as of December 31, 2010, was $587.0 million. For additional information about the calculation of Resolutes’s PV-10 and its standardized measure, please read “Business and Properties — Estimated Net Proved Reserves.”

The following table sets forth summary information attributable to Resolute’s estimated net proved reserves that is derived from its December 31, 2010, reserve report which was developed by Resolute and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers.

							Average Net
	Estimated Net Proved Reserves as of December 31, 2010						Daily
	Proved	Proved					Production
	Developed	Developed	Proved Undeveloped			Total	(Boe per day)
	Producing	Non-Producing	CO2	Drilling	Total	Proved	(1)

Aneth Field Properties (MMBoe)	22.1	8.3	29.0	0.4	29.4	59.8	5,682
Wyoming Properties (MMBoe)	2.8	1.0	—	1.0	1.0	4.8	1,787
Bakken Properties (MMBoe)	0.1	—	—	—	—	0.1	9
Total (MMBoe)	25.0	9.3	29.0	1.4	30.4	64.7	7,478
Future operating costs ($/Boe)(2)	$28.71	$11.75	$8.34	$8.52	$8.35	$16.72	—
Future production taxes ($/Boe)(3)	$10.13	$9.09	$8.48	$6.37	$8.38	$9.16	—
Future PUD development costs (millions)(4)	—	—	$375.6	$22.9	$398.6	—	—
Future PUD development costs ($/Boe)(5)	—	—	$12.96	$16.69	$13.13	—	—

1)	For the year ended December 31, 2010.

2)	Determined by dividing Resolute’s estimated future operating costs as of December 31, 2010, by total estimated net proved reserves as of December 31, 2010, for each reserve category.

3)	Determined by dividing Resolute’s estimated future production taxes as of December 31, 2010, by total estimated net proved reserves as of December 31, 2010, for each reserve category.

4)	Future development costs include costs incurred in connection with the initiation, extension and expansion of CO2 flood projects, including CO2 purchases, drilling of development wells, upgrades to field infrastructure, workovers of producing wells and recompletion of existing wells into new producing zones.

5)	Determined by dividing Resolute’s estimated total future development costs related to reserves classified as proved undeveloped by total estimated net proved undeveloped reserves as of December 31, 2010.

Resolute’s Business Strategies

Bring Proved Developed Non-Producing and Proved Undeveloped Reserves into Production. At December 31, 2010, Resolute had estimated net proved reserves of approximately 39.7 MMBoe that were classified as proved developed non-producing and proved undeveloped. An estimated 37.4 MMBoe, or 94% of those reserves, are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods that are currently in operation on Resolute’s Aneth Field Properties. Resolute incurred approximately $37.3 million of capital expenditures related to the Aneth Field Properties during 2010, and Resolute expects to incur an additional $446.7 million of capital expenditures over the next 29 years (including purchases of CO2), in connection with bringing those incremental reserves attributable to Resolute’s CO2 flood projects into production. Resolute’s current plan anticipates approximately $198.4 million of these future capital expenditures will be incurred from 2011 through 2013.

Increase Production and Improve Efficiency of Operations on Resolute’s Existing Properties. Resolute’s management team has experience in managing operationally intensive oil and gas properties. As the operator of the Aneth Field Properties, Resolute has the ability to directly manage its costs, control the timing of its exploitation activities and effectively implement programs to increase production and improve the efficiency of its operations. For example, Predecessor Resolute initiated a program to actively work with vendors to reduce labor and material costs. Predecessor Resolute also conducted a proprietary 3-D seismic survey of the Aneth Unit in 2007, which is the first 3-D seismic survey covering Aneth Field. Resolute expects that the data obtained from this seismic survey will provide information to enable it to more efficiently develop and improve the recovery from its Aneth Field Properties. In addition, soon after Predecessor Resolute acquired properties from Chevron and ExxonMobil and became the operator of the Aneth, McElmo Creek and Ratherford Units, Predecessor Resolute undertook a program of repair and maintenance of those producing assets. As a result of these efforts, Resolute has seen a reduction in well workover costs. Also, because Resolute is the operator of three federal units in Aneth Field, it has been able to assemble a critical mass of employees and projects and allocate its resources across a broader area in a more efficient manner than was previously the case when each unit had a different operator.

Pursue Acquisitions of Properties with Development Potential. From inception, Predecessor Resolute’s goal was to grow its reserve base through a focused acquisition strategy. It completed three significant acquisitions, two in Utah and one in Wyoming. Substantially all of its Aneth Field Properties were acquired through significant purchases in November 2004 and April 2006. Predecessor Resolute then acquired its Wyoming Properties in July 2008. Resolute will continue to look to acquire similar producing properties in the continental United States that have upside potential through relatively low-risk development drilling and exploitation projects. It believes its knowledge of various operating areas, strong management and staff and solid industry relationships will allow it to find, capitalize on and integrate strategic acquisition opportunities in various areas.

Acquire and Explore Properties in Oil Prone Areas. Resolute has acquired leasehold interests in the Williston Basin that are prospective for oil production in the Middle Bakken formation as well as other formations. Resolute intends to explore these properties and to acquire, explore and develop other properties in areas of the United States that are prospective for production of oil or natural gas liquids (“NGL”).

Reduce Commodity Price Risk through Derivatives. Resolute seeks to reduce the effect of short-term commodity price fluctuations and achieve less volatile and more predictable cash flows through the use of various derivative instruments such as swaps, puts, calls and collars. Resolute expects to continue to use these financial arrangements to reduce its commodity price risk. As of December 31, 2010, Resolute had in place oil swaps covering approximately 60% of its anticipated 2011 oil production at a weighted average price of $68.26 per Bbl, oil collars covering approximately 5% of its anticipated 2011 oil production with a floor of $80.00 per Bbl and a ceiling of $90.00 per Bbl, gas swaps covering approximately 47% of its anticipated 2011 gas production at a weighted average price of $9.32 per MMBtu, and gas basis derivatives at a weighted average price of $1.40 per MMBtu covering approximately 57% of its anticipated 2011 gas production. Additional instruments are also in place for future years. See “Item 7A Quantitative and Qualitative Disclosures about Market Risk” for additional information.

Competitive Strengths

A High Quality Base of Long-Lived Oil Producing Properties. The Aneth Field Properties have several characteristics that Resolute believes will provide a stable production platform with which to fund its development and growth activities:

•	The properties are expected to have a long productive life. As of December 31, 2010, the proved developed producing reserves had a reserves-to-production ratio of approximately 11 years and the total proved reserves had a reserves-to-production ratio of 29 years.

•	The light, sweet crude oil produced from its Aneth Field Properties is more attractive to refineries than the heavy or sour crude oil found in many areas, including the Permian Basin.

Properties with Significant Low-Risk and Low-Cost Development Opportunities. As of December 31, 2010, approximately 39.7 MMBoe, or 61% of Resolute’s estimated net proved reserves, were classified as proved developed non-producing or proved undeveloped. An estimated 37.4 MMBoe, or 94% of those reserves, are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods that are currently in operation on Resolute’s Aneth Field Properties. Resolute’s current development plan for its Aneth Field Properties indicates that in five years the daily production rate, on a Boe basis, should be 84% higher than the average production rate achieved during the twelve months ended December 31, 2010. After that, Resolute expects the production rate to remain relatively stable for approximately five years and then begin a natural decline. Resolute believes these development projects, particularly its planned CO2 flood projects, are relatively low risk compared to other conventional drilling-focused exploration and production activities, in large part because of the successful results of the McElmo Creek Unit CO2 flood program that has been in operation since 1985 and because of the observed response from the CO2 flood expansion Resolute has undertaken in the Aneth Unit. Following the initiation of the CO2 flood project in the McElmo Creek Unit in 1985, oil production from the unit increased by approximately 30% over a thirteen year period (approximately 22% as a result of the CO2 flood project and approximately 8% as a result of 24 newly drilled wells). Production then returned to a state of natural decline in 1998. Because of similar geological characteristics across Resolute’s Aneth Field Properties, Resolute expects to achieve analogous incremental reserves in Aneth Unit as were seen in McElmo Creek Unit, but at accelerated production rates, due to the higher rate of CO2 injection in Resolute’s Aneth Unit project.

Operating Control Over the Resolute Properties. Resolute is the operator of the Aneth, McElmo Creek and Ratherford Units. As a result of having a critical mass of employees, projects, and operating control across the three federal units encompassing approximately 43,000 acres, it has the ability to utilize its employees on a prioritized basis. Because Resolute is the operator of all of its Aneth Field Properties, it believes it can attract contract services, materials and equipment from a broader market and negotiate more favorable terms than would otherwise be available. Resolute also has the ability to control the timing, scope and costs of development projects undertaken in its Aneth Field Properties. Resolute also operates Hilight Field and most of its other Wyoming Properties.

Experienced Management Team with Operational, Transactional and Financial Experience in the Energy Industry. With an average industry work experience of more than 25 years, the senior management team of Resolute has considerable experience in acquiring, exploring, exploiting, developing and operating oil and gas properties, particularly in operationally intensive oil and gas fields. Three members of its senior management who formed Holdings in 2004 previously worked together as part of the senior management team of HS Resources, Inc., an independent oil and gas company that was listed on the New York Stock Exchange and primarily operated in the Denver-Julesburg Basin in northeast Colorado. HS Resources conducted resource development programs, managed and enhanced a gas gathering and processing system and built a hydrocarbon physical marketing and transportation business. Its development activities included drilling new wells, deepening wells and recompleting and refracturing existing wells to add reserves and enhance production. HS Resources also had an active program of acquiring producing properties and properties with development potential. HS Resources was acquired by Kerr-McGee Corporation in 2001.

Aneth Field

Aneth Field, located in San Juan County, Utah, was discovered by Texaco in 1956 and was subsequently developed by several large integrated oil companies. It is the largest oil field in the Paradox Basin. Resolute’s Aneth Field Properties cover approximately 43,000 acres and during the twelve months ended December 31, 2010, gross production from the Aneth Field Properties averaged 9,690 barrels of oil per day.

The primary producing horizon in Aneth Field is the Pennsylvanian-age Desert Creek formation, which is a carbonate algal-mound formation with an average depth of approximately 5,525 feet. While there is some reservoir heterogeneity in Aneth Field, development of the reserves generally has been accomplished with well-tested methodologies, including drilling and infilling vertical wells, horizontal drilling, waterflood activities and CO2 flooding. For administrative, organizational and operational reasons, in 1961 Aneth Field was divided into four separate federal production units to facilitate efficient development of the field and recovery of reserves. The three units that Resolute operates, the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, which constitute Resolute’s Aneth Field Properties, possess substantially similar geologic and operating characteristics.

Predecessor Resolute acquired its Aneth Field Properties primarily through two significant acquisitions. In November 2004, it acquired a 53% operating working interest in the Aneth Unit, a 15% non-operating working interest in the McElmo Creek Unit and a 3% non-operating working interest in the Ratherford Unit (“Chevron Properties”). In the April 2006 acquisition, it acquired an additional 7.5% non-operating working interest in the Aneth Unit, a 60% operating working interest in the McElmo Creek Unit and a 56% operating working interest in the Ratherford Unit (“ExxonMobil Properties”).

Predecessor Resolute acquired its Aneth Field Properties in connection with its strategic alliance with Navajo Nation Oil and Gas Company, Inc. (” NNOG”), an oil and gas company owned by the Navajo Nation. NNOG maintains a minority interest in each of the Chevron Properties and the ExxonMobil Properties and possesses options to purchase additional minority interests in those properties from Resolute under certain circumstances. Please read “Resolute’s Business — Relationship with the Navajo Nation.”

Aneth Unit. During the twelve months ended December 31, 2010, Aneth Unit production averaged approximately 3,613 barrels of oil per day (gross) from 161 gross (99 net) active producing wells. Additionally, Resolute operates 150 gross (93 net) active injection wells in the Aneth Unit. Since the discovery of oil at the site in 1956, the Aneth Unit has produced a total of approximately 154 MMBbl of oil. Aneth Unit was originally developed with vertical wells drilled on 80-acre spacing and was infill drilled to 40-acre spacing in the 1970s. Since unitization in 1961, the unit has been under waterflood. Between 1994 and 1998, an affiliate of Texaco operated the Aneth Unit and drilled 43 multi-lateral horizontal wells (23 producers and 20 injectors). Most of these horizontal wells were utilized to create a horizontal waterflood pattern on the eastern side of the unit. In 1998, the injectors in two square miles of the Aneth Unit were converted to a water-alternating-gas CO2 pilot project to assess the possibility of a field-wide CO2 injection flood program. The multi-lateral horizontal wells and the pilot CO2 program were successful in increasing production rate and adding reserves, however, the pilot CO2 program was never expanded into a unit-wide program. Predecessor Resolute became operator of the Aneth Unit on December 1, 2004, and has been successful in reducing the decline rate such that the average daily gross oil production from the Aneth Unit as a whole has remained relatively constant since the time of acquisition.

McElmo Creek Unit. During the twelve months ended December 31, 2010, McElmo Creek Unit production averaged approximately 3,925 barrels of oil per day (gross) from 139 gross (104 net) active producing wells. Resolute operates 107 gross (80 net) active injection wells on the McElmo Creek Unit. Since its discovery, the McElmo Creek Unit has produced a total of approximately 164 MMBbl of oil. The McElmo Creek Unit has been under waterflood since the early 1960s and prior operators commenced infill drilling to 40-acre spacing during the 1970s. A stabilized oil production decline trend was established for the waterflood over approximately seven years prior to the initiation of a CO2 flood program in 1985. Following the initiation of the CO2 flood project in the McElmo Creek Unit in 1985, oil production from the unit increased by approximately 30% over a 13 year period (approximately 22% as a result of the CO2 flood project and approximately 8% as a result of 24 newly drilled wells). Production then returned to a state of natural decline in 1998. Prior to Predecessor Resolute’s acquisition of the ExxonMobil Properties, the McElmo Creek Unit was operated by ExxonMobil. Predecessor Resolute became operator of the McElmo Creek Unit on June 1, 2006, and was successful in increasing the average daily gross production rate. This was due to a number of factors, including its efforts to return wells to operation, improve artificial lift capacity at producing wells, improve compressor run times, increase production from new horizontal drilling, reduce freeze problems in the winter months and increase CO2 injection.

Ratherford Unit. During the twelve months ended December 31, 2010, Ratherford Unit production averaged approximately 2,152 barrels of oil per day (gross) from 97 gross (57 net) active producing wells. Resolute operates 77 gross (45 net) active injection wells on the Ratherford Unit. Since discovery, the Ratherford Unit has produced a total of approximately 103 MMBbl of oil. The core of the Ratherford Unit has been developed with horizontal wells, while the edges of the unit have been developed with vertical wells. Predecessor Resolute became operator of the Ratherford Unit on June 1, 2006, and was successful in increasing the average daily gross production rate. This increase in production resulted from a number of factors, including its efforts to improve artificial lift capacity at producing wells, increase production from new horizontal drillings, return wells to operation and increase water injection resulting from injection well cleanouts.

Wyoming Properties

Resolute’s Wyoming Properties consist of three units in Hilight Field, minor non-unitized Muddy formation production in the Hilight area, non-unitized CBM production in the Hilight area and twelve other small fields in Wyoming. Resolute also owns interests in two small fields in Oklahoma. All but one of the Wyoming Properties are operated by Resolute.

Hilight Field consists of the Jayson Unit, the Grady Unit, the Central Hilight Unit and the South Hilight Unit. Resolute has an 82.7% working interest in the Jayson Unit, an 82.5% working interest in the Grady Unit and a 98.5% working interest in Central Hilight Unit. The Jayson, Grady and Central Hilight Units cover an area of almost 50,000 acres, and are operated by Resolute. Hilight Field was discovered by Inexco Oil Company in 1969, was developed on 160-acre spacing, unitized in 1971-1972 and underwent waterflood between 1972 and the mid-1990s. As of December 31, 2010, there were 145 gross (137 net) active producing wells, and cumulative production through December 31, 2010 from Resolute’s three operated units was 68 MMBbl of oil and 150 Bcf of gas. Average daily gross production for the twelve months ending December 31, 2010 was 217 Bbl of oil and 9,651 Mcf of gas per day. Net proved reserves assigned to these properties as of December 31, 2010 were 4.8 MMBoe. Muddy formation sandstones form the main reservoir in the field. Average depth to the Muddy formation is approximately 9,100 ft. Minor production also comes from the Upper Cretaceous Niobrara, Upper Cretaceous Turner and Pennsylvanian Minnelusa reservoirs. Recent activity includes 21 infill wells, including three horizontal laterals drilled by the prior operator in 2006 and 2007, and seven Muddy re-stimulation, or refrac projects performed in 2010. The Company anticipates performing 19 to 21 Muddy refracs between 2011 and 2013. Future activity may include the continuation of the infill and refrac programs, new drilling to extend the field boundaries, and exploration for unconventional oil from the overlying Niobrara Carbonate and Mowry shales. The Company recompleted two Mowry wells in 2010 and anticipates recompleting an additional six Mowry wells in 2011.

Resolute’s CBM production in the Hilight area comes from 262 gross (241 net) producing wells, of which 175 gross (162 net) were shut-in as of December 31, 2010. Average daily gross production for the twelve months ending December 31, 2010, was 1,923 Mcf per day. Although it varies from well to well, Resolute has an average of approximately 91% working interest in its Hilight area CBM properties. No net proved reserves were attributable to these wells as of December 31, 2010. The Wyodak-Anderson coals of the Paleocene Fort Union formation are the reservoir for this shallow gas reserve. Average depth of the reservoir is less than 500 feet. Recent activity by the prior operator includes seventeen wells that were drilled to extend the central portion of the field to the east. Since Predecessor Resolute took over operations, the CBM field has undergone downsizing and reconfiguration in an attempt to find the most economic balance between lease operating expenses and production.

Resolute also has working interests in twelve small fields in Wyoming and two in Oklahoma. Currently, Resolute operates wells in Campbell, Carbon, Natrona and Crook counties, Wyoming, and Dewey and Woodward counties, Oklahoma. During the twelve months ending December 31, 2010, these properties produced an average of approximately 256 barrels of oil per day from 58 gross (40 net) active producing wells. In addition, there are 5 gross (3 net) active water injection wells. Net proved reserves assigned to these properties as of December 31, 2010 were 1.7 MBoe.

Williston Basin Properties

As of December 31, 2010, Resolute has acquired interests in approximately 83,452 gross (29,465 net leasehold) acres in Williams and McKenzie Counties, North Dakota, the majority of which is undeveloped. This acreage is located within the Bakken shale trend of the Williston Basin. Although the Middle Bakken formation is the primary objective of the Company’s exploration activities, secondary objectives include the Three Forks, Madison and Red River formations. Additionally, Resolute is party to a contract with Marathon Oil Corporation (“Marathon”) under which it has earned an additional 3,870 net acres as of January 16, 2011. For 2011, Resolute has allocated approximately $42 million for acreage acquisition, drilling and completion activities in this area, and expects to participate in drilling and completing between fourteen to sixteen horizontal wells during 2011.

Exploration Properties

Big Horn Basin Properties. Predecessor Resolute developed a grassroots exploration concept in early 2005 to target an unconventional oil resource in the Mowry shale of the Big Horn Basin in northwest Wyoming. Since that time, the Mowry shale has become an emerging oil play over a larger area in northern Wyoming and southern Montana. Predecessor Resolute entered into an area of mutual interest agreement effective November 1, 2006, with Fidelity Exploration and Production Company (“Fidelity”) covering acreage in the southeast part of the basin where 22,644 gross acres were jointly acquired on a 50-50 basis. That agreement has expired, but the acreage remains subject to a joint operating agreement for its remaining term. In addition, both Resolute and Fidelity independently control additional leaseholds in the adjacent areas. The emerging Mowry shale oil resource play is the primary reservoir target; and the Frontier and Phosphoria formations are secondary reservoir targets. A well to test the Mowry is tentatively planned for 2011. Resolute has not yet commenced development of this asset. As of December 31, 2010, Resolute holds 80,353 gross (69,731 net) acres in the play with all of its leased properties having at least five years remaining on the lease term.

Black Warrior Basin Properties. In mid-2005, Predecessor Resolute initiated an exploration program in the Black Warrior Basin of northwest Alabama that targeted unconventional gas resources in the Devonian Chattanooga shale, the Mississippian Floyd shale, and the Pennsylvanian Pottsville coals. Approximately 32,754 net acres are currently leased. Predecessor Resolute drilled a vertical well in April 2007 that penetrated all three objectives and was cased without a completion attempt. It later entered into a participation agreement with Huber Energy LLC (“Huber”), effective June 26, 2008, under which Huber can earn an interest in the acreage by incurring all costs on specific development activities. Huber re-entered Resolute’s vertical well and completed the Chattanooga shale and recovered gas, but at uneconomic rates. The well is currently shut-in. Huber acquired proprietary 2-D seismic data in July 2009 for risk reduction on potential future operational activities targeting the Chattanooga and Floyd shales. Huber has re-entered four CBM wells and drilled one new well to date; but has not yet completed these wells. The Pottsville formation has been producing CBM from adjacent areas since the early 1980s.

Oil Recovery Overview

When an oil field is first produced, the oil typically is recovered as a result of natural pressure within the producing formation. The only natural force present to move the crude oil through the reservoir rock to the wellbore is the pressure differential between the higher pressure in the rock formation and the lower pressure in the wellbore. Various types of pumps are often used to reduce pressure in the wellbore, increasing the pressure differential. At the same time, there are many factors that act to impede the flow of crude oil, depending on the nature of the formation and fluid properties, such as pressure, porosity, permeability, viscosity and water saturation. This stage of production, referred to as “primary recovery,” recovers only a small fraction of the crude oil originally in place in a producing formation.

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

A third stage of oil recovery is called “tertiary recovery” or “enhanced oil recovery” (“EOR”). In addition to maintaining reservoir pressure, this type of recovery seeks to alter the properties of the oil in ways that facilitate production. The three major types of tertiary recovery are chemical flooding, thermal recovery (such as a steamflood) and miscible displacement involving CO2 or hydrocarbon injection.

In a CO2 flood, CO2 is liquefied under high pressure and injected into the reservoir. The CO2 then mixes with the oil in a way that increases the mobilization of bypassed oil while also reducing the oil’s viscosity. The lighter components of the oil vaporize into the CO2 while the CO2 also condenses into the oil. In this manner, the two fluids become miscible, mixing to form a homogeneous fluid that is mobile and has lower viscosity and lower interfacial tension, thus facilitating the migration of oil and gas to the producer wells.

Miscible CO2 flooding was first commercially successful with Chevron’s 1972 miscible CO2 flood in the SACROC field in Scurry County, Texas. According to the Oil & Gas Journal’s 2010 Worldwide EOR Survey, there were 109 miscible CO2 projects in the United States that produced an estimated 272,000 barrels of oil per day during 2010. In addition to Resolute’s projects in its Aneth Field Properties, CO2 projects are located in Texas, Oklahoma, New Mexico, Colorado, Wyoming, Michigan, Louisiana and Mississippi. Six companies, Occidental Petroleum, Kinder Morgan, Amerada Hess, Chevron, Anadarko Petroleum and Denbury Resources are responsible for the majority of the estimated daily production from these CO2 projects.

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

Aneth Field — Gas Processing. Currently there are two types of gas production in Aneth Field, saleable gas and contaminated gas. The saleable gas stream has low levels of CO2 while the contaminated gas stream has high levels of CO2 which prevents it from being sold. This contaminated gas stream currently is compressed and re-injected into the reservoir. As Resolute continues its CO2 injection and expansion plans, the volume of contaminated gas will significantly increase. This contaminated stream is rich in NGL, which represents a valuable product.

The Aneth and McElmo Creek Units exhibit similar geologic characteristics. As a result, Resolute expects its Aneth Unit CO2 flood to achieve results analogous to those achieved in the McElmo Creek CO2 flood program, adjusted for operational and timing differences. Therefore, Resolute has modeled its estimate of increased incremental proved developed non-producing and proved undeveloped reserves based upon the results achieved in the McElmo Creek Unit CO2 flood. It also has modeled its projection of increased rate of oil production based upon the oil production response of the McElmo Creek Unit as a function of the rate of CO2 injection. The oil production rate response is related to the rate at which CO2 is injected. The McElmo Creek CO2 project was initiated in 1985 with a relatively low rate of CO2 injection, and therefore experienced an oil production rate response that was lower than what might have been achieved had CO2 been injected at a higher rate. Resolute estimates that the rate of oil production will increase faster at the Aneth Unit than the production response experienced at the McElmo Creek Unit because of Resolute’s plan to inject CO2 volumes at a greater rate at the Aneth Unit than at the McElmo Creek Unit.

Aneth Unit. Oil response continues to increase in Aneth Unit Phase 1, 2 and 3 of the CO2 expansion project and the Company anticipates completing the Aneth Central Gas Plant rebuild which will process all recycled gas from the expansion project, by the end of the second quarter of 2011. Initially the new plant will dehydrate and recover valuable condensate from the recycled gas stream. Eventually, the plant will be expanded to strip CO2 and hydrocarbon gas from the stream. The hydrocarbon gas and condensate will be sold adding income streams to the field economics and the CO2 will be reinjected into the producing zone. Phase 4 of the CO2 expansion project began during the fourth quarter of 2010 and will continue through 2011.

McElmo Creek Unit. Beginning in early 2010, Resolute began recompleting a subzone of the Desert Creek formation in McElmo Creek Unit, with notable increases to production. This recompletion program is expected to carry on through 2013, with further increases in production expected. Reservoir properties collected from these recompletions, such as fluid deliverability, oil cut and reservoir pressure, are being used to refine and optimize the plan to develop and flood the zone with CO2, which will involve construction and rebuilding of infrastructure to accommodate the incremental production.

Ratherford Unit. The Ratherford Unit is still producing under water flood. Resolute continues to evaluate the incremental value of this property, including potential CO2 flooding, infill drilling and recompletions of unswept reserves. In 2011, the Company plans to drill two wells in the Desert Creek formation to analyze the best method to extract these reserves.

The following table sets forth, as of December 31, 2010, Resolute’s estimate of the future capital expenditures, net to its interest, for construction, well work and other costs and for purchases of CO2 required to implement its CO2 flood projects in two of the units of its Aneth Field Properties through 2039. The following table also sets forth the estimated net proved developed non-producing and proved undeveloped reserves included in Resolute’s reserve report as of December 31, 2010, which Resolute anticipates will be produced as a result of these projects. Resolute incurred $37.3 million of capital expenditures related to the Aneth Field Properties during 2010, and Resolute expects to incur an additional $446.7 million of capital expenditures over the next 29 years (including purchases of CO2), in connection with bringing into production those incremental proved developed non-producing and proved undeveloped reserves attributable to its CO2 flood project. Resolute has entered into a CO2 purchase contract with Kinder Morgan CO2 Company, L.P. (“Kinder Morgan”) for a substantial portion of the CO2 it expects to use in connection with its CO2 flood projects. In order to further these CO2 flood projects, Resolute expects to incur approximately $198.4 million of these future capital expenditures from 2011 through 2013.

	Estimated		Estimated		Estimated
	Future	Estimated	Future Total	Estimated	Future
	Capital	Future CO2	Capital	Reserves	Development
	Expenditures	Purchases	Expenditures	(MMBoe)	Cost ($/Boe)
	(in millions, except as otherwise indicated)

Aneth Unit — Phase 1, 2 and 3	$7.7	$60.9	$68.6	8.3	$8.32
Aneth Unit — Phase 4 and Plant	77.8	136.0	213.8	17.0	12.54
McElmo Creek Unit – DC IIC and Plant	86.6	77.7	164.3	12.1	13.58

Total	$172.1	$274.6	$446.7	37.4	$11.94

As Resolute advances its CO2 projects, the injected CO2 will displace an increasing portion of the water currently being injected in the waterflood operation. Resolute needs to safely dispose of that water, and, to that end, has drilled a water disposal well with four horizontal laterals. Engineering studies have indicated that this initial well should be able to handle most of the incremental water production. To protect against the possibility that the first water disposal well might become incapable of handling all volumes of water to be disposed of, Resolute is presently in the process of securing permits to drill a second water disposal well to handle any excess water disposal needs. The Company anticipates drilling this well sometime in 2012.

The success of Resolute’s CO2 projects also depends on acquiring adequate amounts of CO2. The CO2 purchase contract with Kinder Morgan provides a significant portion of the anticipated CO2 required through 2020 to pursue CO2 projects and to continue its existing CO2 floods. The contract runs through December 31, 2020 and has a variable schedule of committed contract quantities intended to make available the expected requirements of Phase 1, 2, 3 and 4 of Resolute’s Aneth Unit CO2 project as well as the requirements of its expansion project in the McElmo Creek Unit. The Kinder Morgan contract maximum daily quantities range from a high of approximately 60,000 Mcf per day in 2012, declining to approximately 11,500 Mcf per day during 2020, the last year of the contract.

Resolute is required to take, or pay for if not taken, 75% of the total of the maximum daily quantities for each month during the term of the Kinder Morgan contract. There are make-up provisions allowing any take-or-pay payments it makes to be applied against future purchases for specified periods of time. Resolute does not have the right to resell CO2 required to be purchased under the Kinder Morgan contract. As of December 31, 2010, Resolute had made no payments under this contract for CO2 volumes for which it had not yet taken delivery.

The CO2 that Resolute purchases for its use is delivered to it through the McElmo Creek Pipeline. This pipeline is approximately 25 miles in length and runs directly from McElmo Dome Field to Resolute’s McElmo Creek Unit. Pipelines within the Aneth Field Properties are used to distribute the CO2 to the Aneth Unit. Resolute owns a 75% interest in, and is the operator of, the McElmo Creek Pipeline. The current pipeline capacity is 70,000 Mcf per day.

Wyoming Properties. Resolute has prepared a multi-year development plan for the Wyoming Properties. At Hilight Field, the previous operator was successful in adding new reserves by stimulating the Muddy formation. Resolute has continued this program with seven refracs completed during 2010 and 19 to 21 refracs scheduled to be completed between 2011 and 2013. The repair and maintenance program will continue, and the reconfiguration of certain water discharge facilities is scheduled to be completed in 2011. In addition to this program, Resolute plans to test and develop the Mowry oil shale. The Company recompleted two Mowry wells in 2010 and plans to recomplete six additional wells in 2011. At the Hilight area CBM property, no new operational activities will be planned until after the results of the field reconfiguration, which was implemented on a trial basis beginning in April 2009, are fully analyzed. Additionally, the Company plans to drill between 19 and 21 proved undeveloped reserve locations between 2012 and 2013.

Estimated Net Proved Reserves

Reserve estimates as of December 31, 2010, were prepared by Resolute and audited by NSAI, Resolute’s independent petroleum engineers. Please read “Risk Factors — Risks Related to Resolute’s Business, Operations and Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Resolute” in evaluating the material presented below.

Resolute’s reserve report was prepared under the direct supervision of Resolute’s Vice President of Reservoir Engineering, who is a qualified reserve estimator and auditor. The report was based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information as prescribed by the SEC. The reserve estimates were reviewed internally by senior management. An audit of the reserve estimates was performed by NSAI.

The professional qualifications of Resolute’s Vice President of Reservoir Engineering meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include: Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines, 1982; registered professional engineer with the State of Colorado since 1987; member of Society of Petroleum Engineers since 1980; more than 28 years of practical petroleum engineering experience; more than 28 years of practical experience in estimating and evaluating reserves information with at least six of these years being in charge of estimating and evaluating reserves.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader in petroleum property analysis for industry, financial organizations and government agencies. NSAI was founded in

1961 and is registered to perform consulting petroleum engineering services by the Texas Board of Professional Engineers Registration. Within NSAI, the technical person primarily responsible for the NSAI audit is David Miller. Mr. Miller has been practicing consulting petroleum engineering at NSAI since 1997. He is a Registered Professional Engineer in the State of Texas and has more than 29 years of practical experience in petroleum engineering, with more than 13 years experience in the estimation and evaluation of reserves. He graduated from the University of Kentucky in 1981 with a Bachelor of Science degree in Civil Engineering and from Southern Methodist University in 1994 with a Master of Business Administration degree. Mr. Miller meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

A report of NSAI regarding its audit of the estimates of proved reserves at December 31, 2010, has been filed as Exhibit 99.1 to this report and is incorporated herein.

The following table presents Resolute’s estimated net proved oil, gas and NGL reserves and the present value of its estimated net proved reserves as of December 31, 2010, all according to standards set by the Securities and Exchange Commission (“SEC”). The standardized measure shown in the table below is not intended to represent the current market value of Resolute’s estimated oil and gas reserves. Resolute’s estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

	Utah	Wyoming	North Dakota	Total

Estimated net proved developed reserves:
Oil (MBbl)	30,026	741	51	30,818
Gas (MMcf)	1,232	12,690	46	13,968
NGL (MBbl)	200	965	—	1,165

MBoe	30,432	3,821	59	34,312

Estimated net proved undeveloped reserves:
Oil (MBbl)	19,235	165	14	19,414
Gas (MMcf)	21,698	3,406	26	25,130
NGL (MBbl)	6,493	261	—	6,754

MBoe	29,345	993	19	30,357

Estimated net proved reserves:
Oil (MBbl)	49,261	906	65	50,232
Gas (MMcf)	22,930	16,096	72	39,098
NGL (MBbl)	6,693	1,226	—	7,919

MBoe	59,777	4,815	77	64,669

PV-10 ($ in millions)(1)(3)				$848
Discounted future income taxes				(261)

Standardized measure ($ in millions)(1)(2)				$587

1)	In accordance with SEC and Financial Accounting Standards Board (“FASB”) requirements, Resolute’s estimated net proved reserves and standardized measure at December 31, 2010, were determined utilizing prices equal to the 2010 twelve-month unweighted arithmetic average of first day of the month prices, such prices deemed to be “current” by the SEC and FASB, resulting in an average NYMEX oil price of $79.43 per Bbl of oil and an average Henry Hub spot market gas price of $4.38 per MMBtu.

2)	Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC and FASB, less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Calculation of standardized measure does not give effect to derivatives transactions. For a description of Resolute’s derivatives transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Resolute — Quantitative and Qualitative Disclosures About Market Risk.”

3)	PV-10 is a non-GAAP measure and incorporates all elements of the standardized measure, but excludes the effect of income taxes. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a company’s unique tax position and strategies, can make after-tax amounts less comparable.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled within five years from known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required to establish production. The Company developed 0.6 MMBoe of proved undeveloped reserves during 2010. Facility construction and well development activities began on two large CO2 flood projects in 2010 and will continue over the next few years. These projects comprise approximately 58% of our proved undeveloped reserves.

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

At December 31, 2010, no proved undeveloped reserves have remained undeveloped for more than five years.

Proved reserves reported by Resolute of 64.7 MMBoe at December 31, 2010, represent a 1% increase over the 64.4 MMBoe reported at December 31, 2009. Production during 2010 reduced proved reserves by 2.7 MMBoe, while revisions of previous estimates increased proved reserves by 2.8 MMBoe. Commodity pricing was the principal factor leading to the revisions in proved reserves. In accordance with SEC requirements, the reserves at December 31, 2010, utilized prices of $79.43 per barrel of oil and $4.38 per MMBtu, as compared to prices of $61.18 per barrel of oil and $3.87 per MMBtu of gas at December 31, 2009.

Resolute incurred development costs of $48 million in 2010 as compared to the $23 million incurred in 2009 (including Predecessor Resolute), primarily due to increased activity and capital spending related to the CO2 expansion project in 2010.

The following table sets forth Resolute’s net proved reserves at December 31, 2010, based on SEC requirements as identified below in the footnotes to the table.

SEC Case

Proved oil and NGL reserves (MMBbl)	58.2
Proved gas reserves (Bcf)	39.1
Proved equivalents (MMBoe)	64.7
PV-10 (millions)	$848

The SEC Case utilized prices equal to the twelve-month unweighted arithmetic average of first day of the month prices, resulting in an average NYMEX oil price of $79.43 per Bbl of oil and an average Henry Hub spot market gas price of $4.38 per MMBtu of gas.

Production and Price History

The table below summarizes Resolute and Predecessor Resolute’s operating data for 2010, 2009 and 2008.

	Resolute		Predecessor Resolute
			For the 267 day
	Year Ended		period ended	Year Ended
	December 31,		September 24,	December 31,
	2010	2009	2009	2008
Production Sales Data:
Oil (MBbl)	2,089	543	1,444	2,049
Gas and NGL (MMcfe)	3,843	958	3,400	4,645
Combined volumes (MBoe)	2,730	703	2,011	2,823
Daily combined volumes (Boe per day)	7,478	7,172	7,530	7,712

Average Realized Prices (excluding derivative settlements):
Oil ($/Bbl)	$73.22	$69.11	$50.32	$94.47
Gas and NGL ($/Mcfe)	5.32	5.10	3.73	7.59

Average Production Costs ($/Boe):
Lease operating expense	$18.91	$23.03	$16.84	$20.04
Production and ad valorem taxes	8.85	8.26	6.42	10.42

Productive Wells

The following table sets forth information as of December 31, 2010, relating to the productive wells in which Resolute owns a working interest. Productive wells consist of producing wells and wells capable of producing, including wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which Resolute has a working interest, and net wells are the sum of Resolute’s working interests owned in gross wells. In addition to the wells set forth below, as of December 31, 2010, Resolute had interests in and operated 334 gross (218 net) active water and CO2 injection wells on the Aneth Field Properties, and 8 gross (6 net) active water injection wells associated with the Wyoming Properties.

	Producing Wells
Area	Gross	Net

Aneth Field Properties	397	260
Wyoming Properties	465	418
Bakken Properties	2	1

Total	864	679

Acreage

All of Resolute’s leasehold acreage is categorized as developed or undeveloped. The following table sets forth information as of December 31, 2010, relating to the Company’s leasehold acreage:

	Developed Acreage (1)
			Average Net
Area	Gross (2)	Net (3)	Revenue Interest (4)

Aneth Field Unit acreage (UT)	43,218	28,122	56%
Hilight Field Unit acreage (WY)	49,608	45,421	77%
Hilight area non-unit acreage (WY)	3,482	3,308	85%
Other non-unit acreage (WY and OK)	7,024	4,525	61%
North Dakota acreage	720	344	38%

Total	104,052	81,720

	Undeveloped Acreage (5)
			Average Net
Area	Gross (2)	Net (3)	Revenue Interest (4)

South Hilight deep rights (WY)	1,640	1,600	80%
Big Horn Basin acreage (WY)	80,353	69,731	86%
Black Warrior Basin acreage (AL)	40,109	32,754	82%
Other non-unit acreage (WY, OK and UT)	2,639	2,543	81%
North Dakota acreage	82,732	29,121	38%

Total	207,473	135,749

Approximately 16,685 net acres of undeveloped acreage expires in 2011 and approximately 3,817 and 24,182 net acres expire in 2012 and 2013, respectively. Approximately 14,000 net acres that expire in 2011 relate to acreage in the Black Warrior Basin in Alabama.

1)	Developed acreage is acreage attributable to wells that are capable of producing oil or gas.

2)	The number of gross acres is the total number of acres in which Resolute owns a working interest and/or unitized interest.

3)	Net acres are calculated as the sum of Resolute’s working interests in gross acres.

4)	The net revenue interest is the percentage of total production to which Resolute is entitled after reductions for burdens on production such as royalties and overriding royalties.

5)	Undeveloped acreage includes leases either within their primary term or held by production.

Drilling Results

Resolute drilled 1 productive gross (0.5 net) well in 2010. Resolute did not engage in drilling exploratory or developmental wells during 2009. Predecessor Resolute did not engage in drilling in 2009 and 2008.

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

In addition to the above provisions, Predecessor Resolute granted NNOG three separate but substantially similar purchase options. Each purchase option entitles NNOG to purchase from Resolute up to 10% of the undivided working interests that Resolute acquired from Chevron or ExxonMobil, as applicable, as to each unit in the Aneth Field Properties. Each purchase option entitles NNOG to purchase at fair market value, for a limited period of time, the applicable portion of the undivided working interest Resolute acquired. The fair market value is to be determined without giving effect to the existence of the Navajo Nation statutory preferential purchase right or the fact that the properties are located on the Navajo Reservation. Each option becomes exercisable based upon Resolute’s achieving payout multiples of the relevant acquisition costs, subsequent capital costs and ongoing operating costs attributable to the applicable working interests. Revenue applicable to the determination of payout includes the effect of Resolute’s derivative program. The multiples of payout that trigger the exercisability of the purchase options with respect to each of the Chevron Properties and the ExxonMobil Properties are 100%, 150% and 200%. The options are not exercisable prior to four years from the relevant acquisition except in the case of a sale of such assets by, or a change of control of, Resolute. In that case, the first option for 10% would be accelerated and the other options would terminate.

As of December 31, 2010, the payout balance on the Chevron Properties was approximately $48.9 million and the payout balance on the ExxonMobil Properties was approximately $78.9 million. Assuming the purchase options are not accelerated due to a change of control of Resolute, and assuming Resolute continues to develop its Aneth Field Properties in accordance with its plans, Resolute expects that the initial payout associated with the purchase options would not occur for a number of years.

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

Marketing and Customers

Aneth Field. Resolute currently sells all of its crude from its Aneth Field Properties to a single customer, Western Refining Southwest, Inc. (“Western”), a subsidiary of Western Refining, Inc. under a contract with a primary term that ended on August 31, 2010. This contract which was effective September 1, 2009, provides for a fixed differential to the NYMEX price for crude oil of $6.25 per Bbl. This contract continues month-to-month after August 31, 2010, with either party having the right to terminate upon ninety days’ notice. The contract may also be terminated by Western upon sixty days notice, if Western’s right of way agreements with the Navajo Nation are declared invalid and either Western is prevented from using such rights-of way or the Navajo Nation declares Western to be in trespass with respect to such rights-of-way. Resolute is currently negotiating a long term contract with Western, but we cannot give any assurance that we will be able to reach an agreement with Western that incorporates favorable terms or at all on such a contract.

Western refines Resolute’s crude oil at Western’s 26,000 barrel per day refinery in Gallup, New Mexico. Resolute’s production is transported to the refinery via the Running Horse crude oil pipeline owned by NNOG to a terminal known as Bisti, approximately 20 miles south of Farmington, New Mexico, that serves the refinery. The Resolute and NNOG oil has been jointly marketed to Western. The combined Resolute and NNOG volumes are approximately 8,000 barrels of oil per day.

Resolute’s Aneth Field crude oil is a sweet, light crude oil that is particularly well suited to be refined in Western’s refinery. Although Resolute has sold all of its crude oil production to Western since Predecessor Resolute acquired the Chevron Properties in November 2004, and despite the value of Resolute’s crude oil production to Western, Resolute cannot be certain that the commercial relationship with Western will continue for the indefinite future, and Resolute cannot be certain that the refinery will not suffer significant down-time or be closed. If for any reason Western is unable or unwilling to purchase Resolute’s crude oil production, Resolute has other alternatives for marketing its crude oil production. Resolute has been working with NNOG to establish alternative transportation and markets for Resolute’s crude oil. NNOG completed construction of a high volume truck loading facility located at the terminal end of NNOG’s Running Horse Pipeline that will be operative and capable of loading all of Resolute and NNOG’s production. Crude oil can be trucked a relatively short distance from the loading facility to rail loading sites near and south of Gallup, New Mexico, or longer distances to refineries or oil pipelines in southern New Mexico and west Texas. Resolute can also transport its crude oil by various combinations of truck, pipeline and rail from its Aneth Field Properties to markets north in Utah, Colorado and Wyoming. The cost of selling Resolute’s crude oil to alternative markets in the short term would result in a greater differential to the NYMEX price for crude oil than Resolute currently receives. If Resolute chooses or is forced to sell to these alternative markets for a longer period of time, these costs could be lowered significantly. Under long term arrangements, which may require the investment of capital, Resolute believes it would realize a NYMEX differential substantially equivalent to the current differential realized in the price received from Western.

Resolute’s gas production is minimally processed in the field and then sent via pipeline to the San Juan River Gas Plant for further processing. Resolute sells its gas at daily market prices to numerous purchasers at the tailgate of the plant, and it receives a contractually specified percentage of the proceeds from the sale of NGL and plant products.

Wyoming. Resolute sells the majority of its crude oil in Wyoming to Enterprise Crude Oil LLC and minor amounts to other purchasers in a competitive market. The price it receives relative to the NYMEX price varies depending on supply and demand differentials in the relevant geographic areas in which Resolute’s wells are located and the quality of Resolute’s crude oil. Resolute’s conventional gas in Wyoming comes from Hilight Field and is sold to Anadarko Petroleum Corporation Fort Union Gas Plant. Resolute receives a percentage of proceeds for the liquids sold by the plant, and Resolute can either take its residue gas in kind or market it through Anadarko. Resolute is currently selling its gas through Anadarko. Resolute’s CBM gas also comes from the Hilight area and is minimally conditioned at the Fort Union Gas Plant and is sold through Anadarko. Resolute receives the Colorado Interstate Gas Company index price for all the gas it sells.

Derivatives. Resolute enters into derivative transactions from time to time with unaffiliated third parties for portions of its crude oil and gas production to achieve more predictable cash flows and to reduce exposure to short-term fluctuations in oil and gas prices. For more a detailed discussion, please read — “Resolute’s Business Strategies — Pursue Acquisitions of Properties with Low-Risk Development Potential, Management’s Discussion and Analysis of Financial Condition and Results of Operations of Resolute — Overview” and “— Quantitative and Qualitative Disclosures About Market Risk.”

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

As of December 31, 2010, Resolute estimates the total cost to fully decommission the inactive portion of the Aneth Gas Processing Plant site to be $24.4 million, of which approximately $20.9 million had already been incurred and paid for. The remaining demolition liability net to Resolute’s interest is $0.9 million. Demolition activities are scheduled to be concluded in 2011. These costs do not include any costs for clean-up or remediation of the subsurface. The Aneth Gas Processing Plant site was previously evaluated by the Environmental Protection Agency (“EPA”) for possible listing on the National Priorities List (“NPL”), of sites contaminated with hazardous substances with the highest priority for clean-up under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). Based on its investigation, the EPA concluded no further investigation was warranted and that the site was not required to be listed on the NPL. The Navajo Environmental Protection Agency now has primary jurisdiction over the Aneth Gas Processing Plant site. Resolute cannot predict whether it will require further investigation and possible clean-up, and the ultimate clean-up liability may be affected by the Navajo Nation’s recent enactment of a Navajo CERCLA. The Navajo CERCLA, in some cases, imposes broader obligations and liabilities than the federal CERCLA. Resolute has been advised by Chevron that a significant portion of the subsurface clean-up or remediation costs, if any, would be covered by an indemnity from the prior owner of the plant, and Chevron has provided Resolute with a copy of the pertinent purchase agreement that appears to support its position. Resolute cannot predict, however, whether any subsurface remediation will be required or what the cost of this clean-up or remediation could be. Additionally, it cannot be certain whether any of such costs will be reimbursable to it pursuant to the indemnity of the prior owner. Please read also — “Resolute’s Business — Environmental, Health and Safety Matters and Regulation — Waste Handling.”

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

Resolute has an interest in the Aneth Gas Processing Plant located in the Aneth Unit. This gas plant consists of a non-operational portion of the plant that is in the process of being decommissioned and removed by Chevron and an operational portion dedicated to compression. Resolute is responsible for a portion of the costs of decommissioning and removal and clean-up of the non-operational portion of the plant and any restoration and other costs related to the operational processing facilities. For additional information related to Resolute’s obligations related to this plant, please read “Business and Properties — Aneth Gas Processing Plant.”

Air Emissions. The federal Clean Air Act and comparable tribal and state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require Resolute to install expensive emissions control equipment, modify its operational practices and obtain permits for existing operations, and before commencing construction on a new or modified source of air emissions such laws may require Resolute to reduce its emissions at existing facilities. As a result, Resolute may be required to incur increased capital and operating costs. Federal, tribal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated tribal and state laws and regulations.

In June 2005, the EPA and ExxonMobil entered into a consent decree settling various alleged violations of the federal Clean Air Act associated with ExxonMobil’s prior operation of the McElmo Creek Unit. In response, ExxonMobil submitted amended Title V and Prevention of Significant Deterioration (“PSD”) permit applications for the McElmo Creek Unit main flare and other sources, and also paid a civil penalty and costs associated with a Supplemental Environmental Project, or “SEP.” Pursuant to the consent decree, upgrades to the main flare were completed in May 2006 by ExxonMobil, and all of the remaining material compliance measures of the consent decree have been met by Resolute. The EPA is processing the Title V and PSD permit applications. Resolute remains subject to the consent decree, including stipulated penalties for violations of emissions limits and compliance measures set forth in the consent decree. Resolute expects the consent decree to be terminated in 2011.

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

In August 2004, the EPA and ExxonMobil entered into a consent decree settling alleged violations of the federal Clean Water Act related to past spills of produced water and crude oil from the McElmo Creek and Ratherford Units and failure to prepare and implement Spill Prevention, Control and Countermeasure Plans. ExxonMobil paid a civil penalty and costs to implement a SEP, and made improvements to the production and injection systems. The consent decree was terminated by the EPA in 2009.

In November 2001, the EPA issued an administrative order to ExxonMobil for removal and remediation of crude oil and hydrocarbon affected ground water released as a result of a shallow casing leak at the McElmo Creek P-20 well in January 2001. In response, ExxonMobil performed various site assessment activities and began recovering crude oil from the ground water. Resolute is obligated to complete the ground water monitoring and remedial activities required under the administrative order, at an estimated cost of approximately $100,000 per year, with anticipated closure to occur in 2012.

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

Other Laws and Regulations

Climate Change. Recent scientific studies have suggested that emissions of gases commonly referred to as “greenhouse gases” or “GHG”, including CO2, nitrogen dioxide and methane, may be contributing to warming of the Earth’s atmosphere. Other nations have already agreed to regulate emissions of GHG pursuant to the United Nations Framework Convention on Climate Change, (“UNFCCC”) and the Kyoto Protocol, an international treaty (not including the United States) pursuant to which many UNFCCC member countries have agreed to reduce their emissions of GHG to below 1990 levels by 2012. In response to such studies and international action, the U.S. Congress is now considering legislation to reduce emissions of GHG, and the EPA has promulgated a mandatory GHG reporting rule that took effect January 1, 2010. As finalized, the mandatory reporting rule (MRR) does not require reporting by Resolute for its operations in Aneth Field. However, on March 23, 2010, EPA proposed several amendments to the MRR that would trigger reporting requirements for the Company. Among the proposed amendments are provisions that would apply to operators that inject CO2 for enhanced oil recovery and geologic sequestration, regardless of the magnitude of associated CO2 emissions, and also to operators of oil and natural gas systems that emit more than 25,000 metric tons of CO2-equivalent GHG across an entire producing basin, based on the aggregated GHG emissions of all facilities in a basin under common control of an operator. On June 26, 2009, the House of Representatives passed H.R. 2454, the Waxman-Markey “American Clean Energy and Security Act of 2009,” which would require 17% reduction in GHG emission by “covered entities” by 2020, relative to 2005 GHG emission levels, and create an elaborate system of allocated and tradable emission allowances and offsets to achieve mandated reductions of up to 80% by the year 2050. Companion legislation is being considered in the Senate, and a consensus bill could be developed later in

2010. Prior to this legislative action on climate change by the U.S. Congress, a number of states chose not to wait for Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of GHG, primarily through the planned development of GHG emission inventories and/or regional cap and trade programs. For example, on August 22, 2007, the Western Climate Initiative, which is comprised of a number of Western states and Canadian provinces, including the State of Utah, issued a GHG reduction goal statement seeking to collectively reduce regional GHG emissions to 15% below 2005 levels by 2020. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts, et al. v. EPA, the EPA may be required to regulate GHG emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of GHG. The Court’s holding in Massachusetts v. EPA that GHG fall under the federal Clean Air Act’s definition of “air pollutant” also may result in future regulation of GHG emissions from stationary sources under Clean Air Act programs, due to EPA’s recent “endangerment finding” that links global warming to man-caused emissions of GHG and concludes there is an endangerment to public health and the environment that requires regulatory action. The passage or adoption of new legislation or regulations that restrict emissions of GHG or require reporting of such emissions in areas where Resolute conducts business could adversely affect its operations.

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

Resources Committee of the Navajo Nation Council. The Resources Committee is a standing committee of the Navajo Nation Tribal Council, and has oversight and regulatory authority over all lands and resources of the Navajo Nation. The Resources Committee reviews, negotiates and recommends to the Navajo Nation Tribal Council actions involving the approval of energy development agreements and mineral agreements; gives final approvals of rights of way, surface easements, geophysical permits, geological prospecting permits, and other surface rights for infrastructure; oversees and regulates all activities within the Navajo Nation involving natural resources and surface disturbance; sets policy for natural resource development and oversees the enforcement of federal and Navajo law in the development and utilization of resources, including issuing cease and desist orders and assessing fines for violation of its regulations and orders. The Resources Committee also has oversight authority over, among other agencies and matters, the Navajo Nation Environmental Protection Agency and Navajo Nation environmental laws, the Navajo Nation Minerals Department and Navajo Nation oil and gas

laws and the Navajo Nation Land Department and Navajo Nation land use laws. While NNOG has been successful thus far in facilitating timely approvals from the Resources Committee for Resolute’s operations, such timeliness is not guaranteed and obtaining future approvals may cause delays in developing the Aneth Field Properties. Furthermore, the Navajo Nation Tribal Council was recently reorganized and reduced in size from 88 members to 24 members. The Company does not yet know what effect this will have on the operation of the Tribal Council or the Resources Committee and their impact on Resolute’s operations.

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

Navajo Environmental Laws. The Navajo Nation has enacted various environmental laws that may be applicable to Resolute’s Aneth Field Properties. As a practical matter, these laws are patterned after similar federal laws, and the EPA currently enforces these laws in conjunction with the Navajo EPA. The current practice does not preclude the Navajo Nation from taking a more active role in enforcement or from changing direction in the future. Some of the Navajo Nation environmental laws not only provide for civil, criminal and administrative penalties, but also provide for third-party suits brought by Navajo Nation tribal members directly against an alleged violator, with specified jurisdiction in the Navajo Nation District Court in Window Rock. A recent example of this relates to the March 2008 adoption by the Navajo Nation of the Navajo Comprehensive Environmental Response, Compensation, and Liability Act (“Navajo CERCLA”), which gives the Navajo EPA broad authority over environmental assessment and remediation of facilities contaminated with hazardous substances. Navajo CERCLA is patterned after federal CERCLA with the important exception that, unlike federal CERCLA, Navajo CERCLA considers crude oil and other hydrocarbons to be hazardous substances subject to CERCLA response actions and damages. Navajo CERCLA also imposes a tariff on the transportation of hazardous substances, including petroleum and petroleum products, across Navajo lands. Resolute is negotiating with representatives of the Navajo Nation Council, Navajo Department of Justice, Navajo Environmental Protection Agency, NNOG, an industry group headed by the New Mexico Oil and Gas Association and Colorado Oil and Gas Association, (“the NMOGA Group”), and others, to mitigate Navajo CERCLA’s potential impact on oilfield operations on Navajo lands. The NMOGA Group in particular has challenged the validity of the law and has entered into a tolling agreement with Navajo EPA that should forestall material implementation of Navajo CERCLA at oil and gas facilities while appropriate rules and guidelines are developed with input from the oil and gas sector. The tolling agreement was renewed in June 2010 and expires in August 2011. Negotiations among Navajo EPA, Resolute and the NMOGA Group remain ongoing.

Thirty-Two Point Agreement. An explosion at an ExxonMobil facility in Aneth Field in December 1997 prompted protests by local tribal members and temporary shutdown of the field. The protesters asserted concerns about environmental degradation, health problems, employment opportunities and renegotiating leases. The protest was settled among the local residents, ExxonMobil and the Navajo Nation by the Thirty-Two Point Agreement that provided, among other things, for ExxonMobil to pay partial salaries for two Navajo public liaison specialists, follow Navajo hiring practices, and settle further issues addressed in the Thirty-Two Point Agreement in the Navajo Nation’s “peacemaker” courts, which follow a community-level conflict resolution format. After the Thirty-Two Point Agreement was executed, Aneth Field resumed normal operations. While Resolute did not formally assume the obligations of ExxonMobil under the Thirty-Two Point Agreement when it acquired the ExxonMobil Properties in 2006, it has been Resolute’s policy to voluntarily comply with this agreement. While we believe that our relations with the Navajo Nation are satisfactory, it is possible that employee relations or community relations degrade to a point where protests and shutdown occur in the future.

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

Employees

As of December 31, 2010, Resolute had 160 full-time employees and two part-time employees, including 38 geologists, geophysicists, petroleum engineers and land and regulatory professionals. Approximately 39 of Resolute’s field level employees are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, or USW labor union, and are covered by a collective bargaining agreement. Resolute believes that it has a satisfactory relationship with its employees.

Offices

Resolute currently leases approximately 29,000 square feet of office space in Denver, Colorado at 1675 Broadway, Suite 1950, Denver, Colorado 80202, where its principal offices are located. In addition, Resolute owns and maintains field offices in Cortez, Colorado, Montezuma Creek, Utah, and Gillette, Wyoming and leases other, less significant, office space in locations where staff are located. Resolute believes that its office facilities are adequate for its current needs and that additional office space can be obtained if necessary.

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

With respect to oil produced at its Aneth Field Properties, Resolute operates in a remote part of southeastern Utah, and currently Resolute sells all of its crude oil production to a single customer, Western. Resolute and Western, with the consent of NNOG, entered into a contract covering the joint crude oil volumes of Resolute and NNOG from Aneth Field with a primary term that ended on August 31, 2010, and continues month-to-month thereafter, with either party having the right to terminate upon ninety days’ notice. The contract may also be terminated by Western upon sixty days notice, if Western’s right-of-way agreements with the Navajo Nation are declared invalid and either Western is prevented from using such rights-of way or the Navajo Nation declares Western to be in trespass with respect to such rights-of-way. Resolute is currently negotiating a long term contract with Western, but we cannot give any assurance that we will be able to reach an agreement with Western that incorporates favorable terms or at all on such a contract. Western refines Resolute’s crude oil at Western’s 26,000 barrel per day Gallup refinery in Gallup, New Mexico. Resolute’s production is transported to the refinery via the Running Horse crude oil pipeline owned by NNOG to a terminal known as Bisti, approximately 20 miles south of Farmington, New Mexico, that serves the refinery. The Resolute and NNOG oil has been jointly marketed to Western. The combined Resolute and NNOG volumes are approximately 8,000 barrels of oil per day. See Business and Properties — Marketing and Customers — Aneth Field. There are presently no pipelines in service that run the entire distance from Resolute’s Aneth Field Properties to any alternative markets. If Western did not purchase Resolute’s crude oil, Resolute would have to transport its crude oil to other markets by a combination of the NNOG pipeline, truck and rail, which would result, in the short term, in a lower price relative to the NYMEX price than it currently receives. Resolute may in the future receive prices with a greater differential to NYMEX than it currently receives, which if not offset by increases in the NYMEX price for crude oil could result in a material adverse effect on Resolute’s financial results.

Resolute would also have to find alternative markets if Western’s refining capacity in the region is temporarily or permanently shut down for any reason or if NNOG’s pipeline to Western’s refineries is temporarily or permanently shut-in for any reason. Resolute does not have any control over Western’s decisions with respect to its refineries. Resolute would also not have control over similar decisions by any replacement customers.

Resolute customarily ships crude oil to Western daily and receives payment on the twentieth day of the month following the month of production. As a result, at any given time, Western owes Resolute between 20 and

50 days of production revenue. Based upon average production from Aneth Field during the twelve months ended December 31, 2010, and a NYMEX oil price of $97.30 per barrel, Western could owe Resolute between $14.5 million and $36.2 million. If Western defaults on its obligation to pay Resolute for the crude oil it has delivered, Resolute’s income would be materially and negatively affected. Both Moody’s Investor Services and Standard & Poor’s have assigned credit ratings to Western’s long-term debt that are below investment grade and Moody’s Investor Services has assigned Western a negative outlook.

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

Turmoil in the global financial system may have an impact on Resolute’s business and financial condition. Resolute’s ability to access the capital markets due to financial turmoil may be restricted in the future when Resolute would like, or need, to raise capital. Financial turmoil may also limit the number of prospects for Resolute’s development and acquisition, or make such transactions uneconomic or difficult to consummate, and make it more difficult for Resolute to develop its reserves. Financial turmoil could also adversely affect the collectability of Resolute’s trade receivables and cause Resolute’s commodity derivative arrangements, if any, to be ineffective if Resolute’s counterparties are unable to perform their obligations or seek bankruptcy protection. It may also adversely affect any of Resolute’s partners’ ability to fulfill their obligations under operating agreements and Resolute may be required to fund these expenditures from other sources or reduce Resolute’s planned activities. Additionally, turmoil could lead to reduced demand for oil and gas, lower product prices or product price volatility which may a negative effect on Resolute’s revenue.

Inadequate liquidity could materially and adversely affect Resolute’s business operations in the future.

Resolute’s ability to generate cash flow depends upon numerous factors related to its business that may be beyond its control, including:

•	the amount of oil and gas it produces;

•	the price at which it sells its oil and gas production and the costs it incurs to market its production;

•	the effectiveness of its commodity price derivative strategy;

•	the development of proved undeveloped properties and the success of its enhanced oil recovery activities;

•	the level of its operating and general and administrative costs;

•	its ability to replace produced reserves;

•	prevailing economic conditions;

•	government regulation and taxation;

•	the level of its capital expenditures required to implement its development projects and make acquisitions of additional reserves;

•	its ability to borrow under its revolving credit facility or future debt agreements;

•	its debt service requirements contained in its revolving credit facility or future debt agreements;

•	fluctuations in its working capital needs; and

•	timing and collectability of receivables.

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

For example, Resolute expects to spend an additional $446.7 million of capital expenditures (including CO2 purchases) over the next 29 years to implement and complete its proved developed non-producing and proved undeveloped CO2 flood projects. Resolute expects to incur approximately $198.4 million of these future capital expenditures between 2011 and 2013 based on its year-end 2010 SEC case reserve report. To the extent Resolute’s production and reserves decline faster than it anticipates, Resolute will require a greater amount of capital to maintain its production. Resolute’s ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by its financial condition at the time of any such financing or offering, the covenants in its revolving credit facility or future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond its control. Resolute’s failure to obtain the funds necessary for future activities could materially affect its business, results of operations and financial condition. Even if Resolute is successful in obtaining the necessary funds, the terms of such financings could limit Resolute’s activities and its ability to pay dividends. In addition, incurring additional debt may significantly increase Resolute’s interest expense and financial leverage, and issuing additional equity may result in significant equity holder dilution.

A significant part of Resolute’s development plan involves the implementation of its CO2 projects. The supply of CO2 and efficacy of the planned projects is uncertain, and other resources may not be available or may be more expensive than expected, which could adversely impact production, revenue and earnings, and may require a write-down of reserves.

Producing oil and gas reservoirs are depleting assets generally characterized by declining production rates that vary depending upon factors such as reservoir characteristics. A significant part of Resolute’s business strategy depends on its ability to successfully implement CO2 floods and other development projects it has planned for its Aneth Field Properties in order to counter the natural decline in production from the field. As of December 31, 2010, approximately 61% of Resolute’s estimated net proved reserves were classified as proved developed non-producing and proved undeveloped, meaning Resolute must undertake additional development activities before it can produce those reserves. These development activities involve numerous risks, including insufficient quantities of CO2, project execution risks and cost overruns, insufficient capital to allocate to these projects, and inability to obtain equipment and materials that are necessary to successfully implement these projects.

A critical part of Resolute’s development strategy depends upon its ability to purchase CO2. Resolute has entered into a contract to purchase CO2 from Kinder Morgan. The contract with Kinder Morgan expires in 2020. All of the CO2 Resolute has under contract comes from McElmo Dome Field. If Resolute is unable to purchase sufficient CO2 under this contract, either because Kinder Morgan is unable or is unwilling to supply the contracted volumes, Resolute would have to purchase CO2 from other owners of CO2 in McElmo Dome Field or elsewhere. In such an event, Resolute may not be able to locate substitute supplies of CO2 at acceptable prices or at all. In addition, certain suppliers of CO2, such as Kinder Morgan, use CO2 in their own tertiary recovery projects. As a result, if Resolute needs to purchase additional volumes of CO2, these suppliers may not be willing to sell a portion of their supply of CO2 to Resolute if their own demand for CO2 exceeds their supply. Additionally, even if adequate supplies are available for delivery from the McElmo Dome field, Resolute could experience temporary or permanent shut-ins of Resolute’s pipeline that delivers CO2 from that field to its Aneth Field Properties. If Resolute is unable to obtain the CO2 it requires and is unable to undertake its development projects or if Resolute’s development projects are significantly delayed, Resolute’s recoverable reserves may not be as much as it currently anticipates, it will not realize its expected incremental production, and its expected decline in the rate of production from its Aneth Field Properties will be accelerated. If Resolute’s requirements for CO2 were to decrease, it could be required to incur costs for CO2 that it has not purchased or to purchase more CO2 than it could use effectively. For more information about Resolute’s CO2 development program and minimum financial obligations under the Kinder Morgan contract, please read “Resolute’s Business — Planned Operating and Development Activities.”

In addition, Resolute’s estimate of future development costs, including with respect to its planned CO2 development projects, is based on Resolute’s current expectation of prices and other costs of CO2, equipment and personnel Resolute will need in the future to implement such projects. Resolute’s actual future development costs may be significantly higher than Resolute currently estimates, and delays in executing its development projects could result in higher labor and other costs associated with these projects. If costs become too high, Resolute’s future development projects may not provide economic results and Resolute may be forced to abandon its development projects.

Furthermore, the results Resolute obtains from its CO2 flood projects may not be the same as it expected when preparing its estimate of net proved reserves. Lower than expected production results or delays in when Resolute first realizes additional production as a result of its CO2 flood projects will reduce the value of its reserves, which could reduce its ability to incur indebtedness, require Resolute to use cash to repay indebtedness or to satisfy its derivative obligations, and require Resolute to write-down the value of its reserves. Therefore, Resolute’s future reserves, production and future cash flow are highly dependent on Resolute’s success in efficiently developing and exploiting its current estimated net proved undeveloped reserves.

Resolute is a party to a contract that requires it to pay for a minimum quantity of CO2. This contract limits Resolute’s ability to curtail costs if its requirements for CO2 decrease.

Resolute’s contract with Kinder Morgan requires Resolute to take, or pay for if not taken, a minimum volume of CO2 on a monthly basis. The take-or-pay obligations result in minimum financial obligations through 2020. The take-or-pay provisions in this contract allow Resolute to subsequently apply take-or-pay payments made to volumes subsequently taken, but these provisions have limitations and Resolute may not be able to utilize all such amounts paid if the limitations apply or if Resolute does not subsequently take sufficient volumes to utilize the amounts previously paid.

Oil and gas prices are volatile and change for reasons that are beyond Resolute’s control. Decreases in the price Resolute receives for its oil and gas production can adversely affect its business, financial condition, results of operations and liquidity and impede its growth.

The oil and gas markets are highly volatile, and Resolute cannot predict future prices. Resolute’s revenue, profitability and cash flow depend upon the prices and demand for oil, natural gas and NGL . The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect Resolute’s financial results and impede its growth. Prices for oil, gas and NGL may fluctuate widely in response to relatively minor changes in the supply of and demand for the commodities, market uncertainty and a variety of additional factors that are beyond Resolute’s control, such as:

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

In the past, the price of crude oil has been extremely volatile, and Resolute expects this volatility to continue. For example, during the twelve months ended December 31, 2010, the NYMEX price for light sweet crude oil ranged from a high of $91.49 per Bbl to a low of $65.96 per Bbl. For calendar year 2009, the range was from a high of $81.04 per Bbl to a low of $33.98 per Bbl, and for the five years ended December 31, 2010, the price ranged from a high of $145.28 per Bbl to a low of $31.41 per Bbl.

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

Resolute’s estimate of proved reserves for the period ended December 31, 2010, is based on the quantities of oil and gas that engineering and geological analyses demonstrate with reasonable certainty to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell & Associates, Inc., independent petroleum engineers, audited reserve and economic evaluations of all properties that were prepared by Resolute on a well-by-well basis. Oil and gas reserve engineering is not exact; it relies on subjective interpretations of data that may be inaccurate or incomplete and requires predictions and assumptions of future reservoir behavior and economic conditions. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:

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

The timing of both Resolute’s production and its incurrence of expenses in connection with the development and production of oil and gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor Resolute uses when calculating discounted future net cash flows in compliance with guidance from the FASB may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with Resolute or the oil and gas industry in general.

Currently, substantially all of Resolute’s oil producing properties are located on the Navajo Reservation, making Resolute vulnerable to risks associated with laws and regulations pertaining to the operation of oil and gas properties on Native American tribal lands.

Substantially all of Resolute’s Aneth Field Properties, which represent approximately 92% of Resolute’s total proved reserves and approximately 76% of Resolute’s production (on an equivalent barrel basis) at December 31, 2010, are located on the Navajo Reservation in southeastern Utah. Operation of oil and gas interests on Indian lands presents unique considerations and complexities. These arise from the fact that Indian tribes are dependent sovereign nations located within states, but are subject only to tribal laws and treaties with, and the laws and Constitution of, the United States. This creates a potential overlay of three jurisdictional regimes — Indian, federal and state. These considerations and complexities could affect various aspects of Resolute’s operations, including real property considerations, employment practices, environmental matters and taxes.

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

Thirty-Two Point Agreement. An explosion at an ExxonMobil facility in Aneth Field in December 1997 prompted protests by local tribal members and temporary shutdown of the field. The protesters asserted concerns about environmental degradation, health problems, employment opportunities and renegotiating leases. The protest was settled among the local residents, ExxonMobil and the Navajo Nation by the Thirty-Two Point Agreement that provided, among other things, for ExxonMobil to pay partial salaries for two Navajo public liaison specialists, follow Navajo hiring practices, and settle further issues addressed in the Thirty-Two Point Agreement in the Navajo Nation’s “peacemaker” courts, which follow a community-level conflict resolution format. After the Thirty-Two Point Agreement was executed, Aneth Field resumed normal operations. While Resolute did not formally assume the obligations of ExxonMobil under the Thirty-Two Point Agreement when it acquired the ExxonMobil Properties in 2006, it has been Resolute’s policy to voluntarily comply with this agreement. While the Company believes that its relations with the Navajo Nation are satisfactory, it is possible that employee relations or community relations degrade to a point where protests and shutdown occur in the future.

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

Resolute’s producing properties are primarily located in two geographic areas, making it vulnerable to risks associated with lack of geographic diversification.

A substantial amount of Resolute’s sales of oil and gas and 92% of its total proved reserves at December 31, 2010, are currently located in its Aneth Field Properties in the southeast Utah portion of the Paradox Basin in the Four Corners area of the southwestern United States. Essentially all of the remainder of Resolute’s sales of oil and gas and 7% of its total proved reserves are predominantly located in Hilight Field in the Powder River Basin in northeastern Wyoming and southeastern Montana. As a result of Resolute’s lack of diversification in asset type and location, any delays or interruptions of production from these wells caused by such factors as governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of oil produced from the wells in these fields, price fluctuations, natural disasters or shutdowns of the pipelines connecting its Aneth Field production to refineries would have a significantly greater impact on Resolute’s results of operations than if Resolute possessed more diverse assets and locations.

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

Insurance against all operational risk is not available to Resolute, and pollution and environmental risks generally are not fully insurable. Additionally, Resolute may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Resolute does not maintain business interruption insurance. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets subsequent to the terrorist attacks on September 11, 2001, have made it more difficult for Resolute to obtain coverage for terrorist attacks and related risks. Resolute may not be able to obtain the levels or types of insurance it would otherwise have obtained prior to these market changes, and any insurance coverage Resolute does obtain may contain large deductibles or it may not cover all hazards or potential losses. Losses and liabilities from uninsured and underinsured events or a delay in the payment of insurance proceeds could adversely affect Resolute’s business, financial condition and results of operations.

Exploration and development drilling may not result in commercially productive reserves.

Resolute may not encounter commercially productive reservoirs through its drilling operations. In 2011, Resolute expects to incur approximately $42 million of capital expenditures for acreage acquisition, exploration and development drilling in the Williston Basin properties in North Dakota. Additionally, the Company has allocated $15 million for exploration and development projects in its Wyoming Properties and Big Horn Basin acreage. The new wells Resolute drills or participates in may not be productive and the Company may not recover all or any portion of its investment in such wells. The seismic data and other technologies Resolute uses do not allow it to know conclusively prior to drilling whether it will find oil or gas or, if found, that the hydrocarbons will be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Resolute’s efforts will be unprofitable if it drills dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, Resolute’s drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

Resolute’s derivative activities could reduce its net income, which could reduce the price at which the Company’s stock may trade.

To achieve more predictable cash flow and to reduce Resolute’s exposure to adverse changes in the price of oil and gas, Resolute has entered into, and plans to enter into in the future, derivative arrangements covering a significant portion of its oil and gas production. These derivative arrangements could result in both realized and unrealized derivative losses. Resolute’s derivative instruments are subject to mark-to-market accounting treatment, and the change in fair market value of the instrument is reported in Resolute’s statement of operations each quarter, which has resulted in, and will in the future likely result in, significant unrealized net gains or losses.

As of December 31, 2010, Resolute had in place oil swaps covering approximately 60% of its anticipated 2011 oil production at a weighted average price of $68.26 per Bbl, oil collars covering approximately 5% of its anticipated 2011 oil production with a floor of $80.00 per Bbl and a ceiling of $90.00 per Bbl, gas swaps covering approximately 47% of its anticipated 2011 gas production at a weighted average price of $9.32 per MMBtu, and gas basis derivatives at a weighted average price of $1.40 per MMBtu covering approximately 57% of its anticipated 2010 gas production. Additional instruments are also in place for future years. Resolute expects to continue to use derivative arrangements to reduce commodity price risk with respect to its estimated production from producing properties. Please read — “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Resolute — How Resolute Evaluates Its Operations — Production Levels, Trends and Prices” and “Management’s Discussion and Analysis of Financial Condition and Results of Resolute — Quantitative and Qualitative Disclosures About Market Risk.”

Resolute’s actual future production during a period may be significantly higher or lower than it estimates at the time it enters into derivative transactions for such period. If the actual amount is higher than it estimates, it will have more unhedged production and therefore greater commodity price exposure than it intended. If the actual amount is lower than the nominal amount that is subject to Resolute’s derivative financial instruments, whether due to issues with our sales to Western, natural declines in production and the failure to develop new reserves, the efficacy of our CO2 project or other factors, Resolute might be forced to satisfy all or a portion of its derivative transactions in cash without the benefit of the cash flow from its sale of the underlying physical commodity, resulting in a substantial diminution of its liquidity. As a result of these factors, Resolute’s derivative activities may not be as effective as it intends in reducing the volatility of its cash flows, and in certain circumstances may actually increase the volatility of its cash flows.

In addition, Resolute’s derivative activities are subject to the risk that a counterparty may not perform its obligation under the applicable derivative instrument. If derivative counterparties, some of which have received governmental support in connection with the ongoing credit crisis, are unable to make payments to Resolute under its derivative arrangements, Resolute’s results of operations, financial condition and liquidity would be adversely affected.

The effectiveness of derivative transactions to protect Resolute from future oil price declines will be dependent upon oil prices at the time it enters into future derivative transactions as well as its future levels of hedging, and as a result its future net cash flow may be more sensitive to commodity price changes.

As Resolute’s derivatives expire, more of its future production will be sold at market prices unless it enters into additional derivative transactions. Resolute’s revolving credit facility prohibits it from entering into derivative arrangements for more than 85% of its production from projected proved developed producing reserves using economic parameters specified in its credit agreements. The prices at which Resolute hedges its production in the future will be dependent upon commodity prices at the time it enters into these transactions, which may be substantially lower than current prices. Accordingly, Resolute’s commodity price hedging strategy will not protect it from significant and sustained declines in oil and gas prices received for its future production. Conversely, Resolute’s commodity price hedging strategy may limit its ability to realize cash flow from commodity price increases. It is also possible that a larger percentage of Resolute’s future production will not be hedged as the Company’s derivative policies may change, which would result in its oil revenue becoming more sensitive to commodity price changes.

The nature of Resolute’s assets exposes it to significant costs and liabilities with respect to environmental and operational safety matters. Resolute is also responsible for costs associated with the removal and remediation of the decommissioned Aneth Gas Processing Plant.

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

Resolute has an interest in the Aneth Gas Processing Plant, which is currently being decommissioned. Under Resolute’s purchase agreement with Chevron, Chevron is responsible for indemnifying Resolute against the decommissioning and clean-up or remediation costs allocable to the 39% interest Resolute purchased from it. Under Resolute’s purchase agreement with ExxonMobil, however, Resolute is responsible for the decommissioning and clean-up or remediation cost allocable to the interests it purchased from ExxonMobil, which is 25% of the total cost of the project. If Chevron fails to pay its share of the decommissioning costs in accordance with the purchase agreement, Resolute could be held responsible for 64% of the total costs to decommission and remediate the Aneth Gas Processing Plant. Chevron is managing the decommissioning process and, based on Resolute’s current estimate, the total cost of the decommissioning is $24.4 million. $20.9 million has already been incurred and paid for as of December 31, 2010. This estimate does not include any costs for any possible subsurface clean-up or remediation of the site.

The Aneth Gas Processing Plant site was previously evaluated by the U.S. EPA for possible listing on the NPL of sites contaminated with hazardous substances with the highest priority for clean-up under the CERCLA. Based on its investigation, the EPA concluded no further investigation was warranted and that the site was not required to be listed on the NPL. The Navajo Environmental Protection Agency now has primary jurisdiction over the Aneth Gas Processing Plant site, however, and Resolute cannot predict whether it will require further investigation and possible clean-up, and the ultimate cleanup liability may be affected by the recent enactment by the Navajo Nation of the Navajo CERCLA. In some matters, the Navajo CERCLA imposes broader obligations and liabilities than the federal CERCLA. Resolute has been advised by Chevron that a significant portion of the subsurface clean-up or remediation costs, if any, would be covered by an indemnity from the prior owner of the plant, and Chevron has provided Resolute with a copy of the pertinent purchase agreement that appears to support its position. Resolute cannot predict whether any subsurface remediation will be required or what the costs of the subsurface clean-up or remediation could be. Additionally, it cannot be certain whether any of such costs will be reimbursable to it pursuant to the indemnity of the prior owner. To the extent any such costs are incurred and not reimbursed pursuant to the indemnity from the prior owner, Resolute would be liable for 25% of such costs as a result of its acquisition of the ExxonMobil Properties. Please read “Resolute’s Business — Aneth Gas Processing Plant” for additional information about this liability.

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

Part of the regulatory environment in which Resolute operates includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production activities. In addition, Resolute’s activities are subject to regulation by oil and gas producing states and the Navajo Nation regarding conservation practices, protection of correlative rights and other concerns. These regulations affect Resolute’s operations and could limit the quantity of oil and gas it may produce and sell. A risk inherent in Resolute’s CO2 flood project is the need to obtain permits from federal, state, local and Navajo Nation tribal authorities. Delays or failures in obtaining regulatory approvals or permits or the receipt of an approval or permit with unreasonable conditions or costs could have a material adverse effect on Resolute’s ability to exploit its properties. Additionally, the oil and gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect Resolute’s profitability. Proposed GHG reporting rules and proposed GHG cap and trade legislation are two examples of proposed changes in the regulatory climate that would affect Resolute. Furthermore, Resolute may be placed at a competitive disadvantage to larger companies in the industry, which can spread these additional costs over a greater number of wells and larger operating staff. Please read “Resolute’s Business — Environmental, Health and Safety Matters and Regulation” and “Resolute’s Business — Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect Resolute.

Possible regulation related to global warming and climate change could have an adverse effect on Resolute’s operations and demand for oil and gas.

Recent scientific studies have suggested that emissions of GHG, including CO2 and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is considering legislation to reduce emissions of GHG. In addition, several states have already taken legal measures to reduce emissions of GHG. As a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts, et al. v. EPA, the EPA also may be required to regulate GHG emissions from mobile sources (e.g. cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of GHG. Other nations have already agreed to regulate emissions of GHG, pursuant to the United Nations Framework Convention on Climate Change, and the subsequent “Kyoto Protocol,” an international treaty pursuant to which participating countries (not including the United States) have agreed to reduce their emissions of GHG to below 1990 levels by 2012. Passage of state or federal climate control legislation or other regulatory initiatives or the adoption of regulations by the EPA and state agencies that restrict emissions of GHG in areas in which Resolute conducts business could have an adverse effect on Resolute’s operations and demand for oil and gas.

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

As of December 31, 2010, approximately 39 of Resolute’s field level employees were represented by the USW, and covered by a collective bargaining agreement. Although Resolute believes that its relations with its employees are generally satisfactory, if Resolute is unable to reach agreement with any of its unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of Resolute’s workforce become unionized, Resolute may be subject to work interruptions or stoppages. In addition, work stoppages have occurred in the past as a result of protests by local tribal members. Work stoppages at the facilities of Resolute’s customers or suppliers may also negatively affect Resolute’s business. If any of Resolute’s customers experience a material work stoppage, the customer may halt or limit the purchase of Resolute’s products. Moreover, if any of Resolute’s suppliers experience a work stoppage, its operations could be adversely affected if an alternative source of supply is not readily available. Any of these events could be disruptive to Resolute’s operations and could adversely affect its business, financial position, results of operations, or cash flows.

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

At December 31, 2009, using its year-end reserve estimates prepared in accordance with the then recently promulgated SEC rules, total capitalized costs exceeded the full cost ceiling by approximately $150 million. No impairment expense was recorded at December 31, 2009, as the Company requested and received an exemption from the SEC to exclude the Resolute Transaction from the full cost ceiling assessment for a period of twelve months following the acquisition, provided the Company was able to demonstrate that the fair value of the acquired properties exceeded the carrying value in the interim periods through June 30, 2010, which was the case. No ceiling test impairment expense was recorded during 2010.

Compliance with the Sarbanes-Oxley Act of 2002 and other obligations of being a public company will require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that the Company evaluate and report on its system of internal controls. If the Company fails to maintain the adequacy of its internal controls, it could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm the Company’s business. Section 404 of the Sarbanes-Oxley Act also requires that the Company’s independent registered public accounting firm report on management’s evaluation of the Company’s system of internal controls. Any failure to maintain the adequacy of its internal controls could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. Inferior internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the shares of Company common stock.

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

Offers or availability for resale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our warrant holders exercise outstanding Warrants and sell substantial amounts of our common stock in the public market, or if our stockholders resell substantial amounts of our common stock pursuant to a registration statement or upon the expiration of any statutory holding period under Rule 144 or Rule 145 under the Securities Act of 1933, as amended (the “Securities Act”), such resales could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could exert downward pressure on our stock price and make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. At December 31, 2010, the Company had outstanding warrants to purchase 48,400,000 shares of common stock at an exercise price of $13.00 per share, representing approximately 88% of the Company’s outstanding common stock at such date. Exercise of these warrants will result in dilution to our stockholders, which could cause the market price of our common stock to decline.

Registration rights held by certain of our stockholders may have an adverse effect on the market price of our common stock.

The Company’s Registration Statement on Form S-1 (File No. 333-167894) (the “Registration Statement”), declared effective in June 2010, registered for resale 12,859,193 shares of Company common stock by certain selling stockholders identified therein (the “Resale Shares”). The sale of the Resale Shares in the public market pursuant to the Registration Statement could adversely affect the market price of our common stock or impact our ability to raise additional equity capital.

In addition under a Registration Rights Agreement entered into in connection with the Resolute Transaction, holders of registrable securities have the right to demand registration under the Securities Act of all or a portion of their registrable securities subject to amount and time limitations. Holders of the registrable securities may demand four registrations. Additionally, whenever (i) we propose to register any of our securities under the Securities Act and (ii) the method we select would permit the registration of registrable securities, holder of registrable securities have the right to request the inclusion of their registrable securities in such registration. The resale of these shares in the public market upon exercise of the registration rights described above may also adversely affect the market price of our common stock or impact our ability to raise additional equity capital. Parties to the Registration Rights Agreement have right to request registration of (i) shares representing 8% of our outstanding common stock at December 31, 2010, and (ii) an additional 20,800,000 shares purchasable on exercise of outstanding warrants.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock and Number of Holders

Resolute’s common stock is listed on the New York Stock Exchange under the symbol “REN”. The following table sets forth the high and the low sale prices per share of Resolute’s common stock for the twelve months ended December 31, 2010 and 2009. The closing price of the common stock on March 11, 2011 was $17.45.

	2010		2009
Period	High	Low	High	Low

1st Quarter	$12.66	$10.46	$—	$—
2nd Quarter	$13.87	$11.59	$—	$—
3rd Quarter	$12.82	$10.48	$10.60	$9.72
4th Quarter	$14.83	$10.91	$11.79	$10.12

As of March 10, 2011, there were approximately 92 record holders of Resolute’s common stock.

Resolute’s warrants are listed on the New York Stock Exchange under the symbol “RENWS”. The following table sets forth the high and the low sale prices per share of Resolute’s warrants for the twelve months ended December 31, 2010 and 2009. The closing price of the warrants on March 11, 2011 was $4.58.

	2010		2009
Period	High	Low	High	Low

1st Quarter	$2.61	$1.77	$—	$—
2nd Quarter	$3.20	$1.96	$—	$—
3rd Quarter	$2.59	$1.38	$1.65	$1.00
4th Quarter	$3.33	$1.70	$2.38	$1.40

Issuer Purchases of Equity Securities

In connection with the vesting of Resolute Energy Corporation restricted common stock under the 2009 Long Term Performance Incentive Plan (“LTIP”) on December 31, 2010, the Company retained 142,468 shares of common stock at the election of the recipients of such awards in satisfaction of withholding tax obligations. Such shares were valued at $14.76 per share, the closing price of the Company’s common stock on the NYSE on December 31, 2010. These shares were retired by the Company.

Dividend Policy

Resolute has not declared any cash dividends on its common stock since inception and has no plans to do so in the foreseeable future. The ability of Resolute’s Board of Directors to declare any dividend is subject to limits imposed by the terms of its credit agreement, which currently prohibit Resolute from paying dividends on its common stock. Resolute’s ability to pay dividends is also subject to limits imposed by Delaware law. In determining whether to declare dividends, the Board of Directors will consider the limits imposed by the credit agreement, financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in Resolute common stock from September 28, 2009, the date the common stock began trading on the New York Stock Exchange, through December 31, 2010, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the S&P 500 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG RESOLUTE ENERGY CORPORATION, THE RUSSELL 2000 INDEX,
AND THE S&P 500 ENERGY INDEX

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents Resolute’s selected historical financial data for the years ended December 31, 2010, 2009, 2008 and 2007. The consolidated balance sheet and income statement information are derived from Resolute’s audited financial statements. HACI was the accounting acquirer and, accordingly, the historical financial data below reflects HACI through the date of the Resolute Transaction. Results of oil and gas operations are reflected from the date of the Resolute Transaction in September 2009. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report. The discussion in Item 7 regarding the Resolute Transaction affects the comparability of the information provided in this Selected Financial Data.

	Year Ended December 31,
	2010	2009	2008	2007
	(in thousands, except per share data)

Statement of Operation Data:
Revenue	$173,395	$42,416	$—	$—
Operating expenses	(142,225)	(57,361)	(1,560)	(1,036)
Income (loss) from operations	31,170	(14,945)	(1,560)	(1,036)
Other income (expense)	(22,597)	(50,185)	7,601	5,154
Income (loss) before income taxes	8,573	(65,130)	6,041	4,118
Income tax benefit (expense)	(2,388)	19,887	(2,054)	(1,401)
Net income (loss)	6,185	(45,243)	3,987	2,717

Earnings (loss) per share:
Common stock, subject to redemption	$—	$(0.16)	$0.09	$0.06
Common stock, basic and diluted	$0.12	$(0.93)	$0.06	$$0.09
Weighted average shares outstanding:
Common stock, subject to redemption	—	12,114	16,560	16,560
Common stock, basic	49,900	46,394	45,105	18,587
Common stock, diluted	50,475	46,394	45,105	18,587

Selected Cash Flow Data:
Net cash provided by (used in) operating activities	$58,495	$(12,164)	$3,031	$5,164
Net cash provided by (used in) investing activities	(69,123)	209,987	(2,264)	(541,302)
Net cash provided by (used in) financing activities	12,017	(198,197)	—	536,190

	As of December 31,
	2010	2009	2008	2007
	(In thousands)

Balance Sheet Data:
Total assets	$760,523	$693,440	$544,797	$541,842
Long term debt	127,900	109,575	—	—
Total liabilities	356,657	299,903	19,291	20,322
Stockholders’ equity	403,866	393,537	362,199	359,702

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion relating to the business of Resolute is presented in one combined section with the results for the twelve months ended December 31, 2010 compared to the combined results of Resolute for the 98 days ended December 31, 2009 and Predecessor Resolute for the 267 day period ended September 24, 2009 and the twelve months ended December 31, 2008.

Overview

Resolute is an independent oil and gas company engaged in the acquisition, exploration, development and production of oil, gas and hydrocarbon liquids. Resolute’s strategy is to grow through exploration, exploitation and industry standard enhanced oil recovery projects.

As of December 31, 2010, Resolute’s estimated net proved reserves were approximately 64.7 MMBoe, of which approximately 53% were proved developed reserves and approximately 78% were oil. The standardized measure of Resolute’s estimated net proved reserves as of December 31, 2010, was $587 million. See Note 15 to the Consolidated Financial Statements.

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

How Resolute Evaluates Its Operations

Resolute’s management uses a variety of financial and operational measurements to analyze its operating performance, including but not limited to, production levels, trends and prices, reserve and production volumes and trends, operating and general and administrative expenses, operating cash flow, and Adjusted EBITDA (defined below).

Production Levels, Trends and Prices. Oil and gas revenue is the product of Resolute’s production multiplied by the price that it receives for that production. Because the price that Resolute receives is highly dependent on many factors outside of its control, except to the extent that it has entered into derivative arrangements that can influence its net price either positively or negatively, production is the primary revenue driver over which it has some influence. Although Resolute cannot greatly alter reservoir performance, it can aggressively implement exploitation activities that can increase production or diminish production declines relative to what would have been the case without intervention. Examples of activities that can positively influence production include minimizing production downtime due to equipment malfunction, well workovers and cleanouts, recompletions of existing wells in new parts of the reservoir, and expanded secondary and tertiary recovery programs. Total production for 2011 is expected to be between 2.95 and 3.05 MMBoe, or an average of 8,000 to 8,400 Boe per day.

The price of crude oil has been extremely volatile, and Resolute expects that this volatility will continue. Given the inherent volatility of crude oil prices, Resolute plans its activities and budget based on sales price assumptions that it believes to be reasonable. Resolute uses derivative arrangements to provide a measure of stability to its cash flows in an environment of volatile oil and gas prices. These instruments limit its exposure to declines in prices, but also limit its expected benefits if prices increase. Changes in the price of oil or gas will result in the recognition of a non-cash gain or loss recorded in other income or expense due to changes in the fair value of the derivative arrangements. Recognized gains or losses only arise from payments made or received on monthly settlements of contracts or if a contract is terminated prior to its expiration. Resolute typically enters into derivative arrangements that cover a significant portion of its estimated future oil and gas production.

Resolute currently has such derivative arrangements in place through 2014. As of December 31, 2010, Resolute has oil swaps in place for 2011 covering the aggregate average daily oil volumes of 3,250 barrels of oil at a NYMEX weighted average price of $68.26 per Bbl, oil collars covering daily oil volumes of 250 barrels of oil with a floor of $80.00 per Bbl and a ceiling of $90.00 per Bbl, gas swaps covering daily gas volumes of 2,750 MMBtu at a NYMEX price of $9.32 per MMBtu and gas basis derivatives covering the aggregate average daily volumes of 3,300 MMBtu at a NYMEX weighted average price of $1.40 per MMBtu. These derivatives provide price protection (and potentially limit price received) on an estimated 58% at the midpoint of previously announced guidance relating to 2011 oil production and 56% at the midpoint of previously announced guidance relating to 2011 gas production.

Reserve and Production Volumes and Trends. From inception, Predecessor Resolute grew its reserve base through a focused acquisition strategy, completing three significant acquisitions. These included the acquisition of the majority of its Aneth Field Properties through two significant purchases: the acquisition of the Chevron Properties was completed in November 2004 followed by the acquisition of the ExxonMobil Properties in April 2006. Predecessor Resolute acquired all of its Wyoming Properties through the purchase of Primary Natural Resources, Inc. now known as RWI in July 2008. Resolute will continue to seek opportunities to acquire similar producing properties that have upside potential through low-risk development drilling and exploitation projects. Resolute believes that its knowledge of various domestic, on-shore operating areas, strong management and staff and solid industry relationships will allow it to locate, capitalize on and integrate strategic acquisition opportunities.

At December 31, 2010, Resolute had estimated net proved reserves of approximately 39.7 MMBoe that were classified as proved developed non-producing and proved undeveloped. An estimated 37.4 MMBoe, or 94%, of those reserves are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods that are currently in operation on Resolute’s Aneth Field Properties. Resolute expects to incur approximately $446.7 million of capital expenditures over the next 29 years (including purchases of CO2 under existing contracts), in connection with bringing those incremental reserves attributable to Resolute’s CO2 flood projects into production. Resolute believes that these expenditures will result in significant increases in its oil and gas production.

Operating Expenses. Operating expenses are costs associated with the operation of oil and gas properties and are classified as lease operating expenses and production and ad valorem taxes. Direct labor, repair and maintenance, workovers, utilities and contract services comprise the most significant portion of lease operating expenses. Resolute monitors its operating expenses in relation to the amount of production and the number of wells operated. Some of these expenses are relatively independent of the volume of hydrocarbons produced, but may fluctuate depending on the activities performed during a specific period. Other expenses, such as taxes and utility costs, are more directly related to production volumes or reserves. Severance taxes, for example, are charged based on production revenue and therefore are based on the product of the volumes that are sold and the related price received. Ad valorem taxes are based on the value of reserves. Because Resolute operates on the Navajo Reservation, it also pays a possessory interest tax, which is effectively an ad valorem tax assessed by the Navajo Nation. Resolute’s largest utility expense is for electricity that is used primarily to power the pumps in producing wells and the compressors behind the injection wells. The more fluid that is moved, the greater the amount of electricity that is consumed. In the recent past, higher oil prices led to higher demand for drilling rigs, workover rigs, operating personnel and field supplies and services, which in turn caused increases in the costs of those goods and services. Resolute projects 2011 cash lease operating expenses of $54 million to $58 million. Production taxes for 2011 are expected to be 14.25% to 14.75% of 2011 production revenue.

General and Administrative Expenses. Resolute monitors its general and administrative expenses carefully, attempting to balance the cash effect of incurring general and administrative costs against the benefits of, among other things, hiring and retaining highly qualified staff who can add value to the Company’s asset base. General and administrative expenses include, among other things, salaries and benefits, share-based compensation, general corporate overhead, fees paid to independent auditors, lawyers, petroleum engineers and other professional advisors, costs associated with shareholder reports, investor relations activities, registrar and transfer agent fees, director and officer liability insurance costs and director compensation. Resolute expects G&A expense will be $13 million to $15 million, excluding non-cash share-based compensation expense.

Operating Cash Flow. Operating cash flow is the cash directly derived from Resolute’s oil and gas properties, before considering such things as administrative expenses and interest costs. Operating cash flow on a per unit of production basis is a measure of field efficiency, and can be compared to results obtained by operators of oil and gas properties with characteristics similar to Resolute’s in order to evaluate relative performance. Aggregate operating cash flow is a measure of Resolute’s ability to sustain overhead expenses and costs related to capital structure, including interest expenses.

Adjusted EBITDA. Adjusted EBITDA (a non-GAAP measure) is defined by the Company as consolidated net income adjusted to exclude interest expense, interest income, income taxes, depletion, depreciation and amortization, impairment expense, accretion of asset retirement obligation, change in fair value of derivative instruments, expiration of puts, non-cash equity-based compensation expense and noncontrolling interest amounts. This definition is consistent with the definition of Adjusted EBITDA in Resolute’s existing credit agreement. Adjusted EBITDA is also a financial measure that Resolute expects will be reported to its lenders and used as a gauge for compliance with some of the financial covenants under its revolving credit facility.

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

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. Because Resolute has borrowed money to finance its operations, interest expense is a necessary element of its costs and its ability to generate gross margins. Because Resolute uses capital assets, depletion, depreciation and amortization are also necessary elements of its costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, Resolute believes that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, to evaluate its financial performance and liquidity. Adjusted EBITDA excludes some, but not all, items that affect net income, operating income and net cash provided by operating activities and these measures may vary among companies. Resolute’s Adjusted EBITDA may not be comparable to Adjusted EBITDA or Adjusted EBITDA of any other company because other entities may not calculate these measures in the same manner.

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

Like all businesses engaged in the exploration for and production of oil and gas, Resolute faces the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a given well decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or gas it produces. Resolute attempts to overcome this natural decline by implementing secondary and tertiary recovery techniques and by acquiring more reserves than it produces. Resolute’s future growth will depend on its ability to enhance production levels from existing reserves and to continue to add reserves in excess of production through exploration, development and acquisition. Resolute will maintain its focus on costs necessary to produce its reserves as well as the costs necessary to add reserves through production enhancement, drilling and acquisitions. Resolute’s ability to make capital expenditures to increase production from existing reserves and to acquire more reserves is dependent on availability of capital resources, and can be limited by many factors, including the ability to obtain capital in a cost-effective manner and to timely obtain permits and regulatory approvals.

Results of Operations

Through September 24, 2009, HACI’s efforts had been primarily limited to organizational activities, activities relating to its initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. HACI had not generated any revenue, other than interest income earned on the proceeds of its initial public offering.

For the purposes of management’s discussion and analysis of the results of operations of Resolute, management has analyzed the operational results for the twelve months ended December 31, 2010, in comparison to the combined results of Resolute for the unaudited 98 day period ended December 31, 2009 and Predecessor Resolute for the audited 267 day period ended September 24, 2009 and the audited twelve months ended December 31, 2008, except where indicated.

The following table reflects the components of the Company’s sales volumes, revenues, operating expenses, and sets forth its sales prices, costs and expenses on an equivalent barrel of oil (“Boe”) basis for the periods indicated for Resolute and Predecessor Resolute.

					Predecessor
			Predecessor	Combined	Resolute
	Resolute	Resolute	Resolute	Twelve	Twelve
	Twelve Months	98 Day Period	267 Day	Months	Months
	Ended	Ended	Period Ended	Ended	Ended
	December 31,	December 31,	September 24,	December 31,	December 31,
	2010	2009	2009	2009	2008
		(In thousands except where indicated)
Net Sales:
Total sales (MBoe)	2,730	703	2,011	2,714	2,823
Average daily sales (Boe/d)	7,478	7,172	7,530	7,434	7,712
Revenue:
Revenue from oil and gas activities	$173,395	$42,416	$85,345	$127,761	$229,172
Operating Expenses:
Lease operating	$51,618	$16,185	$33,750	$49,935	$56,570
Production and ad valorem taxes	24,151	5,807	13,021	18,828	29,420
General and administrative	19,440	23,828	8,077	31,905	20,211
General and administrative — (excluding non-cash compensation expense)	13,499	22,909	5,259	28,168	12,333
Depletion, depreciation, amortization and accretion	47,016	11,541	21,925	33,466	50,335
Other Income (Expense):
Interest expense	$(4,854)	$(1,538)	$(18,416)	$(19,954)	$(33,139)
Realized and unrealized gain (loss) on derivative instruments	(17,842)	(49,514)	(23,519)	(73,033)	96,032
Income tax benefit (expense)	(2,388)	19,887	5,019	24,906	18,247
Average Sales Prices ($/Boe):
Average sales price (excluding derivative settlements)	$63.52	$60.35	$42.45	$47.08	$81.19
Operating Expenses ($/Boe):
Lease operating	$18.91	$23.03	$16.79	$18.40	$20.04
Production and ad valorem taxes	8.85	8.26	6.48	6.94	10.42
	7.12	33.90	4.02	11.76	7.16
General and administrative — (excluding non-cash compensation expense)	4.95	32.59	2.62	10.38	4.37
Depletion, depreciation, amortization and accretion	17.22	16.42	10.90	12.33	17.83

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

Revenue. Revenue from oil and gas activities increased to $173.4 million during 2010, from $127.8 million during 2009. Total production increased 0.6% during 2010 as compared to 2009, from 2,714 MBoe to 2,730 MBoe. The increase in production was largely attributed to an increased response from the Company’s CO2 flood and recompletion projects in its Aneth Field Properties. In addition to natural production declines, the overall increase in production was offset by limited compression capability at the Western Gas Resources Hilight Plant for the majority of 2010. Full compression capability was restored in September 2010, and management estimates that these constraints resulted in a reduction in production volumes of approximately 29.5 MBoe during the year, as compared to what the field was capable of producing if unconstrained. In addition, the Company voluntarily shutdown a portion of its coalbed methane production in Wyoming during 2009 due to uneconomic product prices for natural gas in that area. This led to a reduction of production volumes in 2010 of approximately 28.9 MBoe. Further, in 2009 the Company deferred its anticipated capital projects due to low product prices and limited financial liquidity. Had these anticipated capital projects been completed, the resulting additional production in 2010 may have partially offset the natural production declines.

In addition to increased production versus 2009, the Company experienced an increase in average sales price, excluding derivatives settlements, from $47.08 per Boe in 2009 to $63.52 per Boe in 2010, as a result of increased commodity pricing.

Operating Expenses. Lease operating expenses increased to $51.6 million during 2010, from $49.9 million during 2009. The $1.7 million, or 3.4%, increase was primarily attributable to a $1.0 million increase in equipment maintenance and supplies, $0.9 million increase in utilities and fuel and a $0.4 million increase in labor costs. The overall increase was offset by decreases in workover and compression and gathering expenses.

Production and ad valorem taxes increased to $24.2 million during 2010 from $18.8 million during 2009. The $5.4 million, or 28.7% increase was mainly due to the 35.7% increase in revenue. The increase in production and ad valorem taxes was offset by a decrease in the ad valorem tax rate from 14.7% of total revenue in 2009 to 13.9% of total revenue in 2010.

Depletion, depreciation, amortization and accretion expenses increased to $47.0 million during 2010, as compared to $33.5 million during 2009. The $13.5 million, or 40.3%, increase is mainly due to an increase in the per Boe depletion, depreciation and amortization rate from $12.33 per Boe in 2009 to $17.22 per Boe in 2010, due to increased capital spending versus 2009 and the increased depletable base that resulted from the acquisition accounting on the date of the Resolute Transaction.

Pursuant to full cost accounting rules, Resolute performs a ceiling test each quarter on its proved oil and gas assets. As a result of this limitation on capitalized costs, Predecessor Resolute included a provision for an impairment of oil and gas property costs of $13.3 million during the 267 day period ended September 24, 2009. No provision for impairment was recorded in 2010.

General and administrative expenses decreased to $19.4 million during 2010, as compared to $31.9 million during 2009. The $12.5 million, or 39.2%, decrease in the absolute level of general and administrative expenses principally resulted from a decrease of $19.1 million in acquisition and transaction costs incurred in 2009 in connection with the Resolute Transaction, the like of which were not incurred during 2010. Outside of these costs, the Company incurred a $0.8 million increase in corporate overhead, a $0.8 million increase in professional services and consulting fees, a $4.2 million increase in personnel costs due to additional employees versus 2009 and accrual of the Company’s Short Term Incentive Plan and an increase of $2.2 million in stock based compensation awarded under the Company’s 2009 Performance Incentive Plan.

Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2010, the realized and unrealized losses on of oil and gas derivatives totaled $17.8 million. This amount included approximately $8.2 million of realized losses on oil and gas derivatives and $9.6 million of decreases in the unrealized fair value of oil and gas derivatives. During 2009, the realized and unrealized losses on oil and gas derivatives totaled $73.0 million and included approximately $71.8 million of unrealized losses in the fair value of oil and gas derivatives and $1.2 million of realized losses from monthly settlements.

Interest expense was $4.9 million during 2010, as compared to $20.0 million during 2009. The $15.1 million, or 75.5%, decrease is attributable to lower interest rates and a lower average debt balance during 2010 as the Company utilized funds received in the Resolute Transaction in 2009 to pay off a significant amount of debt on the Acquisition Date.

Income Tax Benefit (Expense). Income tax expense recognized during 2010 was $2.4 million, or 27.9% of income before income taxes, as compared to an income tax benefit of $24.9 million, or 22.3% of loss before income taxes, for Resolute in 2009. The change in the effective rate reflects the differing tax jurisdictions in which Resolute operates following the Resolute Transaction, permanent differences relating to transaction costs in 2009 and the differing entities subject to federal and state income tax prior to the Resolute Transaction. Income tax expense differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% due to state income taxes, estimated permanent differences and revisions to prior year estimates as a result of final income tax return filings. Resolute carried a $12.0 million current deferred tax asset at December 31, 2010, for which no valuation allowance was recorded as it is more likely than not that the asset will be realized due to projected future taxable income. The Company expects income tax benefit (expense) to more closely reflect the U.S. federal income tax rate of 35% in future years.

Year Ended December 31, 2009, Compared to the year Ended December 31, 2008

Revenue. Revenue from oil and gas activities decreased to $127.8 million during 2009, from $229.2 million during 2008. Total production decreased 3.9% during 2009 as compared to 2008, and decreased only 3.6% during 2009 on a daily basis as compared to 2008. The overall production decrease was primarily due to the previously discussed shutdown of CBM wells in 2009 that were producing in 2008. This decrease was mitigated on a daily basis by an increased CO2 production response in Aneth versus 2008. The average sales price per Boe, excluding derivative settlements, decreased by $34.11 per Boe or 42.0% in 2009 as compared to 2008 due to lower commodity pricing in 2009.

Operating Expenses. Lease operating expenses decreased to $49.9 million during 2009, from $56.6 million during 2008. The $6.7 million, or 11.8%, decrease was mainly attributable to a $2.4 million decrease in workover expenses, $2.4 million decrease in labor costs and a $1.2 million decrease in compression and gathering.

Production and ad valorem taxes decreased to $18.8 million during 2009 from $29.4 million during 2008. The $10.6 million, or 36.1% decrease was mainly due to the 44.2% decrease in revenue. The decrease was offset by an increase in the production and ad valorem tax rate to 14.7% in 2009, compared to 12.8% in 2008.

Depletion, depreciation, amortization and accretion expenses decreased to $33.5 million during 2009, as compared to $50.3 million during 2008. The $16.8 million, or 33.4%, decrease is primarily due to a decrease in the per Boe depletion, depreciation and amortization rate from $17.83 per Boe in 2008 to $12.33 per Boe in 2009, due to the reduction in the carrying value of proved oil and gas properties in 2009 following the impairment of proved properties at December 31, 2008 and March 31, 2009.

Resolute recorded a ceiling test impairment of oil and gas property costs during 2009 and 2008 of $13.3 million and $245.0 million, respectively.

General and administrative expenses increased to $31.9 million during 2009, as compared to $20.2 million during 2008. The $11.7 million, or 57.9%, increase in the absolute level of general and administrative expenses principally resulted from an increase of $14.0 million of acquisition and transaction costs associated with the Resolute Transaction (including $3.5 million in deferred acquisition costs) to $19.1 million versus $5.1 million of similar costs in 2008 and increases in salaries and wages of $2.9 million. These costs were offset by decreases of $4.3 million in non-cash charges to compensation expense and $1.1 million in professional services.

Other Income (Expense). During 2009, the fair value of oil and gas derivatives decreased by $73.0 million. This amount included approximately $1.2 million of realized losses on oil and gas derivatives, including a realized loss of $12.5 million that was incurred in 2009 to cash settle a 2010 derivative position as required under the terms of the Resolute Transaction, and $71.8 million of decreases in the unrealized fair value of oil and gas derivatives. During 2008, the fair value of oil and gas derivatives increased by $96.0 million. This amount included approximately $120.6 million of unrealized gains in the fair value of oil and gas derivatives and $24.6 million of realized losses from monthly settlements.

Interest expense was $20.0 million during 2009, as compared to $33.1 million during 2008. The $13.1 million, or 39.6%, decrease is attributable to lower interest rates and a lower average debt balance during 2009.

Income Tax Benefit (Expense). Income tax benefit recognized during 2009 was $24.9 million, or 22.3% of the loss before income taxes, as compared to an income tax benefit of $18.2 million, or 16.8% of loss before income taxes in 2008. The change in the effective rate reflects the differing tax jurisdictions in which Resolute operates following the Resolute Transaction which occurred in 2009. Income tax expense differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% due to state income taxes, estimated permanent differences and inclusion of nontaxable entities prior to the Resolute Transaction.

Liquidity and Capital Resources

Resolute’s primary sources of liquidity have been cash generated from operations and amounts available under its revolving Credit Facility (as defined below). During 2011, another significant source of liquidity is expected to be proceeds from the exercise of warrants for shares of Resolute common stock. Subsequent to December 31, 2010, and through March 11, 2011, the Company has received $41.6 million upon the exercise of 3,196,000 warrants.

Net cash provided by operating activities during 2010 was $58.5 million, which represents a $70.7 million increase from the $12.2 million used in operating activities during 2009. The increase was primarily due to a full year of oil and gas operations during 2010. Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.

Net cash used in investing activities was $69.1 million in 2010 versus cash provided by investing activities of $210.0 million during 2009. The cash provided in 2009 was the result of activities related to the Resolute Transaction. The primary investing activities during 2010 were capital expenditures of $65.3 million. The 2010 capital expenditures were comprised of $30.8 million in leasehold and exploratory costs as a result of the acquisition and drilling of undeveloped leasehold acreage in Williams County, North Dakota, $12.9 million in CO2 acquisition and $21.6 million in facility reconfiguration and other capital expenditures.

Net cash provided by financing activities was $12.0 million in 2010 and consisted primarily of $18.3 million in net bank borrowings less $4.0 million in deferred financing costs related to the amended credit agreement entered into by the Company on March 30, 2010. Net cash used in financing activities during 2009 related primarily to redemption and purchase of common stock and warrants as a result of the Resolute Transaction.

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

Resolute plans to continue its practice of hedging a significant portion of its production through the use of various derivative transactions. Resolute’s existing derivative transactions do not qualify as cash flow hedges, and the Company anticipates that future transactions will receive similar accounting treatment. Derivative arrangements are generally settled within five days of the end of the month. As is typical in the oil and gas industry, however, Resolute does not generally receive the proceeds from the sale of its crude oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, Resolute will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, Resolute may use working capital or borrowings under the Credit Facility to fund its operations.

Revolving Credit Facility

Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated credit facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of December 31, 2010, the weighted average interest rate on the outstanding balance under the Credit Facility was 3.15%.

The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. As of December 31, 2010, outstanding borrowings were $127.9 million and unused availability under the borrowing base was $128.8 million. The borrowing base availability has been reduced by $3.3 million in conjunction with letters of credit issued to vendors at December 31, 2010. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute’s subsidiaries.

The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at December 31, 2010.

As of March 11, 2011, Resolute had borrowings of $96.6 million under the Credit Facility, resulting in an unused availability of $160.1 million under the borrowing base.

Off Balance Sheet Arrangements

Resolute does not have any off-balance sheet financing arrangements other than operating leases. Resolute has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

Resolute has the following contractual obligations and commitments as of December 31, 2010:

	Payments Due By Year
	(in thousands)
						After
	2011	2012	2013	2014	2015	2015	Total (6)

Long-term debt (1)	$—	$—	$—	$127,900	$—	$—	$127,900
Office and equipment leases	553	501	537	27	36	9	1,663
Operating equipment leases(2)	2,747	2,747	2,747	2,747	2,332	3,455	16,775
Vehicle leases	543	507	307	127	—	—	1,484
ExxonMobil escrow agreement (3)	1,800	1,800	1,800	1,800	1,800	16,100	25,100
Construction purchase obligations (4)	11,638	—	—	—	—	—	11,638
CO2 purchases (5)	23,032	23,893	23,033	19,062	14,694	35,586	139,300

Total	$40,313	$$29,448	$28,424	$151,663	$18,862	$55,150	$323,860

1)	Long-term debt represents the outstanding principal amount under Resolute’s Credit Facility. This table does not include future commitment fees, interest expense or other fees because the Credit Facility is a floating rate instrument, and the Company cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

2)	Operating equipment leases consist of compressors and other oil and gas field equipment used in the CO2 project.

3)	Under the terms of Resolute’s purchase agreement with ExxonMobil, Resolute is obligated to make annual deposits into an escrow account that will be used to fund plugging and abandonment liabilities associated with the ExxonMobil Properties.

4)	Represents purchase commitments in effect at December 31, 2010 related to construction projects in the Aneth Field Properties.

5)	Represents the minimum take-or-pay quantities associated with Resolute’s existing CO2 purchase contracts. For purposes of calculating the future purchase obligation under these contracts, Resolute has assumed the purchase price over the term of the contract was the price in effect as of December 31, 2010.

6)	Total contractually obligated payment commitments do not include the anticipated settlement of derivative contracts, obligations to taxing authorities or amounts relating to our asset retirement obligations, which include plugging and abandonment obligations, due to the uncertainty surrounding the ultimate settlement amounts and timing of these obligations.

Critical Accounting Policies

The discussion and analysis of Resolute’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Resolute to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The application of accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Resolute evaluates estimates and assumptions on a regular basis. Resolute bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ, perhaps materially, from these estimates and assumptions used in preparation of Resolute’s financial statements. Provided below is an expanded discussion of Resolute’s most significant accounting policies, estimates and judgments used in the preparation of the financial statements.

Oil and Gas Properties. Resolute uses the full cost method of accounting for oil and gas producing activities. All costs incurred in the acquisition, exploration and development of properties, including costs of unsuccessful exploration, costs of surrendered and abandoned leaseholds, delay lease rentals and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities, improved recovery systems and a portion of general and administrative and operating expenses are capitalized within the cost center.

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

In contrast, other costs related to the daily operation of the improved recovery systems are considered production costs and are expensed as incurred. These costs include, but are not limited to, costs incurred to maintain reservoir pressure, compression, electricity, separation, and re-injection of recovered CO2 and water.

Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable capital costs and do not include costs related to production operations, general corporate overhead or similar activities.

Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. Unproved properties are periodically evaluated for impairment. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Properties are grouped for purposes of assessing impairment when it is not practicable to assess the amount of impairment of properties on an individual basis. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense as appropriate.

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

Oil and Gas Reserve Quantities. Resolute’s estimate of proved reserves is based on the quantities of oil and gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Reserves and their relation to estimated future net cash flows affect Resolute’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserves estimates. Resolute prepares reserves estimates, and the projected cash flows derived from these reserves estimates, in accordance with SEC and FASB guidelines. The accuracy of Resolute’s reserves estimates is a function of many factors including but not limited to the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. Resolute’s proved reserves estimates are a function of many assumptions, any or all of which could deviate significantly from actual results. As such, reserves estimates may vary materially from the ultimate quantities of oil, gas and natural gas liquids eventually recovered.

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

As of December 31, 2010, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.

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

Share-Based Compensation. Resolute accounts for share-based compensation in accordance with FASB ASC Topic 718, which requires it to measure the grant date fair value of equity awards given to employees in exchange for services, and to recognize that cost, less estimated forfeitures, over the period that such services are performed.

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

Commodity Price Risk and Derivative Arrangements

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

Under the terms of its Credit Agreement the form of derivative instruments to be entered into is at Resolute’s discretion, not to exceed 85% of its anticipated production from proved developed producing properties utilizing economic parameters specified in its Credit Agreement, including escalated prices and costs.

By removing the price volatility from a significant portion of Resolute’s oil and gas production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers.

As of December 31, 2010, Resolute had entered into certain derivative instruments that are summarized in the tables below.

	Oil Swap	Oil (NYMEX WTI)	Oil Collar	(NYMEXWTI)
	Volumes	Weighted Average	Volumes	Floor	Ceiling
Year	Bbl per Day	Hedge Price per Bbl	Bbl per Day	Price	Price

2011	3,250	$68.26	250	$80.00	$90.00
2012	3,250	$68.26	250	$80.00	$93.50
2013	2,000	$60.47	—	$—	$—

	Gas Swap	Gas (NYMEX HH)
	Volumes	Weighted Average
Year	MMBtu per Day	Hedge Price per MMBtu

2011	2,750	$9.32
2012	2,100	$7.42
2013	1,900	$7.40

	Basis Hedges
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu

2011 – 2013	Rocky Mountain NWPL	1,800	$2.10
2011	Rocky Mountain CIG	1,500	$0.57
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.59
2014	Rocky Mountain CIG	1,000	$0.59

Subsequent to December 31, 2010 and effective March 1, 2011, Resolute had modified its oil derivative instrument position as summarized in the table below. The Company will incur premium payments associated with the oil collars of $4.8 million, $1.0 million, $1.2 million and $2.7 million in 2011, 2012, 2013 and 2014, respectively.

	Oil Swap	Oil (NYMEX WTI)	Oil Collar	(NYMEXWTI)
	Volumes	Weighted Average	Volumes	Floor	Ceiling
Year	Bbl per Day	Hedge Price per Bbl	Bbl per Day	Price	Price

2011	750	$70.58	3,750	$66.67	$94.67
2012	3,250	$68.26	875	$69.71	$98.14
2013	2,000	$60.47	775	$80.00	$105.00
2014	—	—	1,500	$65.00	$110.00

As of December 31, 2010, the Company’s weighted average derivative instrument position incorporating both the derivative instrument position in place at December 31, 2010 and the modification effective March 1, 2011 is summarized in the table below.

	Oil Swap	Oil (NYMEX WTI)	Oil Collar	(NYMEXWTI)
	Volumes	Weighted Average	Volumes	Floor	Ceiling
Year	Bbl per Day	Hedge Price per Bbl	Bbl per Day	Price	Price

2011	1,154	$69.53	3,184	$66.84	$94.61
2012	3,250	$68.26	875	$69.71	$98.14
2013	2,000	$60.47	775	$80.00	$105.00
2014	—	—	1,500	$65.00	$110.00

Interest Rate Risk

At December 31, 2010, Resolute has $127.9 million of outstanding debt under the Credit Facility. Interest is calculated under the terms of the agreement based on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.

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

The information required by this item is included in “Item 15. Exhibits, Financial Statements Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this reports are certifications of our CEO and CFO required pursuant to Rule 13a-14 under the Exchange Act. This section includes information concerning the controls and procedures evaluation referred to in the certifications. Included in this report is the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the KPMG LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this section, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed our internal control over financial reporting as of December 31, 2010, and has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010. This assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEE AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2011 annual stockholders’ meeting and is incorporated by reference in this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See “Item 8 Financial Statements and Supplementary Data”.

(a)(3) Exhibits

Exhibit
Number		Description of Exhibits

2	.1†	Purchase and IPO Reorganization Agreement, dated as of August 2, 2009, among Hicks Acquisition Company I, Inc., Resolute Energy Corporation, Resolute Subsidiary Corporation., Resolute Holdings, LLC, Resolute Holdings Sub, LLC, Resolute Aneth, LLC and HH-HACI, L.P., (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on August 6, 2009 (File. No 33-161076)(“Initial S-4”).
2.2		Letter Agreement amending Purchase and IPO Reorganization Agreement, dated as of September 9, 2009, among Hicks Acquisition Company I, Inc., Resolute Energy Corporation, Resolute Subsidiary Corporation., Resolute Holdings, LLC, Resolute Holdings Sub, LLC, Resolute Aneth, LLC and HH-HACI, L.P., (incorporated by reference to Annex A to the Initial S-4.
2	.3†	Purchase and Sale Agreement between Exxon Mobil Corporation, ExxonMobil Oil Corporation, Mobil Exploration and Producing North America Inc., Mobil Producing Texas & New Mexico Inc. and Mobil Exploration & Producing U.S. Inc. and Resolute Aneth, LLC — 75% and Navajo Nation Oil and Gas Company — 25% dated January 1, 2005. (incorporated by reference to Exhibit 2.2 to the Initial S-4)
2	.4†	Asset Sale Agreement Aneth Unit, Rutherford Unit and McElmo Creek Unit, San Juan County, Utah between Chevron U.S.A. Inc. (as seller) and Resolute Natural Resources Company and Navajo Nation Oil and Gas Company, Inc. (as buyer) dated October 22, 2004. (incorporated by reference to Exhibit 2.3 to the Initial S-4)
2	.5†	Stock Purchase Agreement dated June 24, 2008, between Primary Natural Resources, Inc. (as seller) and Resolute Acquisition Company, LLC (as buyer). (incorporated by reference to Exhibit 2.4 to the Initial S-4)
3.1		Amended and Restated Certificate of Incorporation of Resolute Energy Corporation, filed September 25, 2009 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010)
3.2		Amended and Restated Bylaws of Resolute Energy Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010)
4.1		Warrant Agreement between Resolute Energy Corporation and Continental Stock Transfer and Trust Company dated September 25, 2009 (incorporated by reference as Annex D to the Initial S-4)
4.2		Registration Rights Agreement dated September 25, 2009, among Resolute Energy Corporation and certain holders. (incorporated by reference as Exhibit 4.4 to Amendment No. 2 to the Initial S-4 filed on September 8, 2009)
10.1		Second Amended and Restated Credit Agreement dated March 30, 2010, between Resolute Energy Corporation as Borrower and certain of its Subsidiaries as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Bank of Montreal as Syndication Agent, Deutsche Bank Securities Inc., UBS Securities LLC and Union Bank, N.A. as Co-Documentation Agents, and The Lenders Party Hereto, Wells Fargo Securities, LLC and BMO Capital Markets as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010)
10	.2#	2009 Performance Incentive Plan. (incorporated by reference as Exhibit 10.7 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009)

Exhibit
Number		Description of Exhibits

10	.3#	Form of Indemnification Agreement between Resolute Energy Corporation and each executive officer and independent director of the Company. (incorporated by reference as Exhibit 10.8 to Amendment No. 1 to the initial S-4 filed on August 31, 2009)
10	.4††	Cooperative Agreement between Resolute Natural Resources Company and Navajo Nation Oil and Gas Company dated October 22, 2004. (incorporated by reference by Exhibit 10.9 to the Initial S-4)
10	.5††	First Amendment of Cooperative Agreement between Resolute Aneth, LLC and Navajo Nation Oil and Gas Company, Inc. dated October 21, 2005. (incorporated by reference as Exhibit 10.10 to the Initial S-4)
10	.6††	Carbon Dioxide Sale and Purchase Agreement by and between ExxonMobil Gas & Power Marketing Company (a division of Exxon Mobil Corporation), as agent for Mobil Producing Texas & New Mexico, Inc. (Seller) and Resolute Aneth, LLC (Buyer) dated July 1, 2006, as amended July 21, 2006. (incorporated by reference as Exhibit 10.11 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009)
10	.7††	Product Sale and Purchase Contract by and between Resolute Natural Resources Company (Buyer) and Kinder Morgan CO 2 Company, L.P. (Seller) dated July 1, 2007, as amended October 1, 2007, January 1, 2009 and October 5, 2010. (incorporated by reference as Exhibit 10.12 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009 and Exhibit 99.1 to the Current Report on Form 8-K filed on October 7, 2010.)
10.8		Gas Sales and Purchase Contract — Conventional & Residue Gas dated April 12, 1995, between Rim Offshore, Inc., as producer, and Western Gas Resources, Inc., as processor (Contract #6690), as amended July 27, 2006 and March 6, 2009. (incorporated by reference as Exhibit 10.13 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009 )
10.9		Consent Decree, entered into June 2005, relating to alleged violations of the federal Clean Air Act. (incorporated by reference as Exhibit 10.16 to the Initial S-4)
10.10		Consent Decree, entered into August 2004, relating to alleged violations of the federal Clean Water Act. (incorporated by reference as Exhibit 10.17 to the Initial S-4)
10.11		Crude Oil Purchase Agreement dated August 27, 2009 between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, as seller. (incorporated by reference as Exhibit 10.18 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009)
10.12		Form of Retention Award Agreement between Resolute Energy Corporation and certain award recipients. (incorporated by reference as Exhibit 10.19 to Amendment No. 2 to the Initial S-4 filed on September 8, 2009)
10.13		Form of Restricted Stock Award Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010)
10	.14#	Form of Confidentiality and Non Compete Agreement among Resolute Holdings, LLC and certain employees dated as of January 23, 2004 (incorporated by reference to Exhibit 10.14# to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010)
10	.15#	Form of Restricted Stock Agreement for Employees (incorporated by referenced as Exhibit 10.1 to the 10-Q filed on May 11, 2010)
10	.16#	Form of Stock Appreciation Right Agreement for Non-employee Directors (incorporated by reference as Exhibit 10.2 to the 10-Q filed on May 11, 2010)
10	.17#	Letter Agreement between Resolute Energy Corporation and Dale E. Cantwell, effective as of June 1, 2010 (incorporated by reference as Exhibit 10.1 to the 10-Q filed on August 12, 2010)
10	.18#	Letter Agreement between Resolute Energy Corporation and Janet W. Pasque, effective as of June 1, 2010 (incorporated by reference as Exhibit 10.1 to the 10-Q filed on August 12, 2010)
12.1		Statement of Ratio of Earnings to Fixed Charges
21		List of Subsidiaries of Resolute Energy Corporation
23.1		Consent of Deloitte & Touche LLP.
23.2		Consent of KPMG LLP.
23.3		Consent of Netherland, Sewell & Associates, Inc.
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Exhibits

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrant’s reserves as of December 31, 2010

†	The Purchase and IPO Reorganization Agreement filed as Exhibit 2.1, the Purchase and Sale Agreement filed as Exhibit 2.3, the Asset Sale Agreement filed as Exhibit 2.4, the Purchase and Sale Agreement filed as Exhibit 2.5 and the Cooperative Agreement file as Exhibit 10.4 omit certain of the schedule and exhibits to each of the Purchase and IPO Reorganization Agreement, Purchase and Sale Agreements, the Asset Sale Agreement and the Cooperative Agreement in accordance with Item 601 (b)(2) of Regulation S-K. A list briefly identifying the contents of all omitted schedules and exhibits is included with each of the Purchase and Sale Agreement, the Asset Sale Agreement and the Cooperative Agreement filed as Exhibit 2.1, 2.3, 2.4, 2.5 and 10.4, respectively. Resolute agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Management Contract, Compensation Plan or Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE ENERGY CORPORATION	Dated: March 14, 2011

By:	/s/ Nicholas J. Sutton
Nicholas J. Sutton, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Sutton Nicholas J. Sutton	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2011

/s/ James M. Piccone James M. Piccone	President and Director	March 14, 2011

/s/ Theodore Gazulis Theodore Gazulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2011

/s/ James A. Tuell James A. Tuell	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2011

/s/ Richard L. Covington Richard L. Covington	Director	March 14, 2011

/s/ William H. Cunningham William H. Cunningham	Director	March 14, 2011

/s/ James E. Duffy James E. Duffy	Director	March 14, 2011

/s/ Kenneth A. Hersh Kenneth A. Hersh	Director	March 14, 2011

/s/ Thomas O. Hicks, Jr. Thomas O. Hicks, Jr.	Director	March 14, 2011

/s/ William J. Quinn William J. Quinn	Director	March 14, 2011

/s/ Robert M. Swartz Robert M. Swartz	Director	March 14, 2011

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

RESOLUTE ENERGY CORPORATION

Reports of Independent Registered Public Accounting Firm	F-2
Resolute Energy Corporation Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4
Resolute Energy Corporation Consolidated Statements of Operations, for the years ended December 31, 2010, 2009 and 2008	F-5
Resolute Energy Corporation Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008	F-6
Resolute Energy Corporation Consolidated Statements of Cash Flows, for the years ended December 31, 2010, 2009 and 2008	F-7
Notes to Resolute Energy Corporation Consolidated Financial Statements	F-8

PREDECESSOR RESOLUTE

Report of Independent Registered Public Accounting Firm	F-30
Predecessor Resolute Combined Statements of Operations, for the 267 day period ended September 24, 2009 and the year ended December 31, 2008	F-31
Predecessor Resolute Combined Statements of Shareholder’s/Member’s Equity for the 267 day period ended September 24, 2009 and the year ended December 31, 2008	F-32
Predecessor Resolute Combined Statements of Cash Flows, for the 267 day period ended September 24, 2009 and the year ended December 31, 2008	F-33
Notes to Predecessor Resolute Combined Financial Statements	F-34

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Resolute Energy Corporation:

We have audited the accompanying consolidated balance sheets of Resolute Energy Corporation and subsidiaries (successor by merger to Hicks Acquisition Company I, Inc.) (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financials statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resolute Energy Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resolute Energy Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Denver, Colorado

March 14, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Resolute Energy Corporation:

We have audited Resolute Energy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Resolute Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resolute Energy Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on these consolidated financial statements.

/s/  KPMG LLP

Denver, Colorado

March 14, 2011

RESOLUTE ENERGY CORPORATION

Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$1,844	$455
Accounts receivable	45,154	27,047
Deferred income taxes	11,954	7,050
Derivative instruments	4,745	6,958
Prepaid expenses and other current assets	1,596	1,930

Total current assets	65,293	43,440

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	37,235	7,306
Proved	689,021	634,383
Other property and equipment	2,869	2,413
Accumulated depletion, depreciation and amortization	(57,564)	(11,323)

Net property and equipment	671,561	632,779

Other assets:
Restricted cash	14,781	12,965
Derivative instruments	3,098	3,600
Deferred financing costs	3,281	—
Other assets	2,509	656

Total assets	$760,523	$693,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,144	$41,287
Asset retirement obligations	3,072	1,221
Derivative instruments	31,193	20,360

Total current liabilities	92,409	62,868

Long term liabilities:
Long term debt	127,900	109,575
Asset retirement obligations	11,693	9,217
Derivative instruments	51,279	55,260
Deferred income taxes	73,376	62,467
Other noncurrent liabilities	—	516

Total liabilities	356,657	299,903

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 54,717,571 and 53,154,883 shares at December 31, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	436,794	432,650
Accumulated deficit	(32,933)	(39,118)

Total stockholders’ equity	403,866	393,537

Total liabilities and stockholders’ equity	$760,523	$693,440

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenue:
Oil	$152,953	$37,528	$—
Gas	17,204	4,149	—
Other	3,238	739	—

Total revenue	173,395	42,416	—

Operating expenses:
Lease operating	51,618	16,185	—
Production and ad valorem taxes	24,151	5,807	—
Depletion, depreciation, amortization, and asset retirement obligation accretion	47,016	11,541	—
General and administrative	19,440	20,328	1,560
Write-off of deferred acquisition costs	—	3,500	—

Total operating expenses	142,225	57,361	1,560

Income (loss) from operations	31,170	(14,945)	(1,560)

Other income (expense):
Interest income	—	776	7,601
Interest expense, net	(4,855)	(1,538)	—
Realized and unrealized losses on derivative instruments	(17,842)	(49,514)	—
Other income	100	91	—

Total other income (expense)	(22,597)	(50,185)	7,601

Income (loss) before income taxes	8,573	(65,130)	6,041
Income tax benefit (expense)	(2,388)	19,887	(2,054)

Net income (loss)	$6,185	$(45,243)	$3,987

Net income (loss) per common share:
Basic and diluted	$0.12	$(0.93)	$0.06
Weighted average common shares outstanding:
Basic	49,900	46,394	45,105
Diluted	50,475	46,394	45,105

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Stockholders’ Equity
(in thousands)

				Accumulated
	Common Stock		Additional Paid-in	(Deficit)/ Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance as of January 1, 2008	69,000	$5	$357,999	$1,697	$359,701
Net income	—	—	—	3,987	3,987
Deferred interest attributable to common stock, subject to redemption	—	—	—	(1,489)	(1,489)

Balance as of December 31, 2008	69,000	5	357,999	4,195	362,199
Reclassification of common stock subject to possible redemption	—	2	160,796	2,510	163,308
Common stock redeemed	(11,592)	(1)	(112,557)	(580)	(113,138)
Purchase of common stock	(7,503)	(1)	(73,345)	—	(73,346)
Cancellation of common stock previously issued to founding stockholder	(7,335)	(1)	—	—	(1)
Redemption of 27,600,000 warrants	—	—	(15,180)	—	(15,180)
Forgiveness of deferred underwriters’ commission	—	—	11,738	—	11,738
Issuance of common stock for acquisition	9,200	1	88,779	—	88,780
Issuance of earnout shares for acquisition	1,385	—	10,024	—	10,024
Issuance of warrants for acquisition	—	—	3,202	—	3,202
Equity based compensation	—	—	1,194	—	1,194
Net loss	—	—	—	(45,243)	(45,243)

Balance as of December 31, 2009	53,155	5	432,650	(39,118)	393,537
Grant of stock and restricted stock	1,747	—	6,413	—	6,413
Redemption of restricted stock for employee income taxes	(184)	—	(2,270)	—	(2,270)
Exercise of warrants	—	—	1	—	1
Net income	—	—	—	6,185	6,185

Balance as of December 31, 2010	54,718	$5	$436,794	$(32,933)	$403,866

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net income (loss)	$6,185	$(45,243)	$3,987
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	47,016	11,541	—
Amortization of deferred financing costs	757	—	—
Equity-based compensation, net	6,247	1,084	—
Write-off of deferred acquisition costs	—	3,500	—
Unrealized loss on derivative instruments	9,566	46,321	—
Deferred income taxes	6,005	(19,813)	(115)
Change in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(17,941)	(3,786)	—
Other current assets	334	(883)	266
Accounts payable and accrued expenses	326	(4,866)	(1,054)
Accounts payable — related party	—	(19)	(53)

Net cash provided by (used in) operating activities	58,495	(12,164)	3,031

Investing activities:
Acquisition of subsidiary, net of cash acquired	—	(323,822)	—
Decrease (increase) in cash and cash equivalents in trust	—	250,024	(250,024)
Purchase of marketable securities held in trust	—	(249,654)	—
Sales / maturities of marketable securities held in trust	—	539,771	251,184
Oil and gas exploration and development expenditures	(65,254)	(6,640)	—
Proceeds from sale of oil and gas properties	260	59	—
Purchase of other property and equipment	(459)	(224)	—
Increase in restricted cash	(1,817)	—	—
Settlement of notes receivable — related parties	—	52	—
Payment of proposed acquisition costs	—	—	(3,424)
(Increase) decrease in other noncurrent assets	(1,853)	421	—

Net cash provided by (used in) investing activities	(69,123)	209,987	(2,264)

Financing activities:
Payments due to Holdings	—	(1,248)	—
Redemption of common stock	—	(113,139)	—
Forward purchase of common stock	—	(73,346)	—
Redemption of warrants	—	(15,180)	—
Payment of deferred underwriters’ fees	—	(5,650)	—
Proceeds from bank borrowings	215,275	53,376	—
Repayments of bank borrowings	(196,950)	(43,000)	—
Payment of financing costs	(4,039)	—	—
Redemption of restricted stock for employee income taxes	(2,270)	—	—
Exercise of warrants	1	—	—

Net cash provided by (used in) financing activities	12,017	(198,187)	—

Net increase (decrease) in cash and cash equivalents	1,389	(364)	767
Cash and cash equivalents at beginning of period	455	819	52

Cash and cash equivalents at end of period	$1,844	$455	$819

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,135	$3,584	$—

Income taxes	$32	$1,004	$2,750

Supplemental schedule of non-cash investing and financing activities:
Deferred acquisition costs included in accounts payable and accrued expenses	$—	$—	$76

Capital expenditures financed through current liabilities	$15,855	$2,755	$—

Increase to asset retirement obligations	$6,215	$—	$—

Issuance of common stock for acquisition	$—	$88,780	$—

Issuance of warrants for acquisition	$—	$3,202	$—

Issuance of earnout shares for acquisition	$—	$10,024	$—

Forgiveness of deferred underwriters’ commission	$—	$11,738	$—

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes To Consolidated Financial Statements

Note 1 —	Organization and Nature of Business

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

On September 25, 2009 (the “Acquisition Date”), HACI consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement (“Acquisition Agreement”) with Resolute and Resolute Holdings Sub, LLC (“Sub”), whereby, through a series of transactions, HACI’s stockholders collectively acquired a majority of the outstanding shares of Resolute common stock (the “Resolute Transaction”). Immediately prior to the consummation of the Resolute Transaction, Resolute owned, directly or indirectly, 100% of the equity interests of Resolute Natural Resources Company, LLC (“Resources”), WYNR, LLC (“WYNR”), BWNR, LLC (“BWNR”), RNRC Holdings, Inc. (“RNRC”), and Resolute Wyoming, Inc. (“RWI”) (formerly known as Primary Natural Resources, Inc. (“PNR”)), and owned a 99.996% equity interest in Resolute Aneth, LLC (“Aneth”), (collectively “Predecessor Resolute”). The entities comprising Predecessor Resolute prior to the Resolute Transaction were wholly owned by Sub (except for Aneth, which was owned 99.996%), which in turn is a wholly owned subsidiary of Resolute Holdings, LLC (“Holdings”). Effective December 31, 2010, Aneth became a wholly-owned subsidiary of the Company.

The Resolute Transaction was accounted for using the acquisition method, with HACI as the accounting acquirer, and resulted in a new basis of accounting reflecting the fair values of the Predecessor Resolute assets and liabilities at the Acquisition Date. Accordingly, the accompanying consolidated financial statements are presented on Resolute’s new basis of accounting (see Note 3 for details). HACI is the surviving entity and periods prior to September 25, 2009 reflected in this report represent activity related to HACI’s formation, its initial public offering and efforts to identify and consummate a business combination. The operations of Predecessor Resolute have been incorporated beginning September 25, 2009.

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

The Company’s accounts receivable at December 31, consists of the following (in thousands):

	2010	2009

Trade receivables	$40,640	$25,500
Income tax receivable	3,645	—
Derivative receivables	98	236
Other receivables	771	1,311

Total accounts receivable	$45,154	$27,047

Industry Segment and Geographic Information

Resolute conducts crude oil, gas and NGL exploration and production operations in one segment. All of Resolute’s operations and assets are located in the United States, and all of its revenue is attributable to domestic customers. Resolute considers gathering, processing and marketing functions as ancillary to its oil and gas producing activities, and therefore these activities are not reported as a separate segment.

Cash, Cash Equivalents, and Marketable Securities

Resolute considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Resolute periodically maintains cash and cash equivalents in bank deposit accounts and money market funds which may be in excess of federally insured amounts. Resolute has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such accounts.

Deferred Financing Costs

Deferred financing costs are amortized over the estimated life of the related obligation. The Company incurred $4.0 million in deferred financing costs during 2010, of which $0.8 million was amortized to expense. No deferred financing costs were incurred prior to 2010.

Capitalized Interest

Interest is capitalized when associated with significant investments in unproved properties and major development projects that are excluded from current depreciation, depletion and amortization calculations and on which exploration or development activities are in progress. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of identified costs. Excluded oil and gas costs are classified as unproved properties along with any associated capitalized interest. Capitalized interest totaled $0.5 million for the twelve months ended December 31, 2010. No interest was capitalized during 2009 or 2008.

Concentration of Credit Risk

Financial instruments that potentially subject Resolute to concentrations of credit risk consist primarily of trade, production and derivative settlement receivables. Resolute derived approximately 84% and 9% of its total 2010 revenue and 87% and 9% of its total 2009 revenue from Western Refining, Inc. and WGR Asset Holding Company, LLC, respectively. If Resolute was compelled to sell its crude oil to an alternative market, costs associated with the transportation of its production would increase, and such increase could materially and negatively affect its operations. The concentration of credit risk in the oil and gas industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. Commodity derivative contracts expose Resolute to the credit risk of non-performance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, all of which are financial institutions participating in Resolute’s Credit Facility (see Note 7).

Oil and Gas Properties

Resolute uses the full cost method of accounting for oil and gas producing activities. All costs incurred in the acquisition, exploration and development of properties, including costs of unsuccessful exploration, costs of surrendered and abandoned leaseholds, delay lease rentals and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities, improved recovery systems and a portion of general and administrative and operating expenses are capitalized on a country-wide basis (the “cost center”).

Resolute conducts tertiary recovery projects on certain of its oil and gas properties in order to recover additional hydrocarbons that are not recoverable from primary or secondary recovery methods. Under the full cost method, all development costs are capitalized at the time incurred. Development costs include charges associated with access to and preparation of well locations, drilling and equipping development wells, test wells, and service wells including injection wells, and acquiring, constructing, and installing production facilities and providing for improved recovery systems. Improved recovery systems include all related facility development costs and the cost of the acquisition of tertiary injectants, primarily purchased carbon dioxide (“CO2”). The development costs related to CO2 purchases are incurred solely for the purpose of gaining access to incremental reserves not otherwise recoverable. The accumulation of injected CO2, in combination with additional purchased and recycled CO2, provides future economic value over the life of the project.

In contrast, other costs related to the daily operation of the improved recovery systems are considered production costs and are expensed as incurred. These costs include, but are not limited to, compression, electricity, separation, re-injection of recovered CO2 and water and reservoir pressure maintenance.

Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable capital costs and do not include costs related to production operations, general corporate overhead or similar activities. Resolute capitalized general and administrative and operating costs related to its acquisition, exploration and development activities of $2.0 million during 2010 and $0.1 million during 2009. No general and administrative and operating costs were capitalized during 2008.

Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. The Company’s investments in unproved properties are related to exploration plays in the Black Warrior Basin in Alabama, the Big Horn Basin in Wyoming and the Williston Basin in North Dakota. The Company expects to evaluate these locations for the existence of proved reserves in the next one to three years. Unproved properties are assessed at least annually to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense as appropriate. During 2010 and 2009, Resolute transferred $2.5 million and $3.9 million in unproved property costs to the full cost pool, respectively.

No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain or loss significantly alters the relationship between the capitalized costs and proved oil reserves of the cost center.

Depletion and amortization of oil and gas properties is computed on the unit-of-production method based on proved reserves. Amortizable costs include estimates of asset retirement obligations and future development costs of proved reserves, including, but not limited to, costs to drill and equip development wells, construct and install production and processing facilities, and improved recovery systems, including the cost of required future CO2 purchases.

Pursuant to full cost accounting rules, Resolute must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. The Company has recorded no ceiling test impairments for the years ended December 31, 2010 and 2009.

At December 31, 2009, the Company’s full cost pool was solely comprised of assets attributable to the Resolute Transaction. In accordance with Regulation S-X Article 4-10 and rules for full cost accounting for proved oil and gas properties, Resolute performed a ceiling test at December 31, 2009 using its year-end reserve estimates. Total capitalized costs exceeded the full cost ceiling by approximately $150 million; however, no impairment was recognized as the Company requested and received an exemption from the Securities and Exchange Commission (the “SEC”) to exclude the Resolute Transaction from the full cost ceiling assessment for a period of twelve months following the acquisition, provided the Company was able to demonstrate that the fair value of the acquired properties exceeded the carrying value in the interim periods through June 30, 2010, which was the case. The request for exemption was made because the Company could demonstrate beyond a reasonable doubt that the fair value of the Resolute Transaction oil and gas properties exceeded unamortized cost at the Acquisition Date and at December 31, 2009.

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

Impairment of Long-Lived Assets Other than Oil and Gas Properties

Resolute evaluates long-lived assets for impairment when indicators of possible impairment are present. Resolute performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and if the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to the assets’ fair value and an impairment loss is recorded against the long-lived asset. There have been no provisions for impairment recorded for the years ended December 31, 2010, 2009 and 2008.

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

The restricted cash of $14.8 million located on the Company’s consolidated balance sheet at December 31, 2010 in non-current other assets is legally restricted for the purpose of settling asset retirement obligations related to Predecessor Resolute’s purchase of properties from a subsidiary of ExxonMobil Corporation and its affiliates (“ExxonMobil Properties”) (See Note 13).

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

The following table provides a reconciliation of Resolute’s asset retirement obligations at December 31, (in thousands):

	2010	2009

Asset retirement obligations at beginning of period	$10,438	$—
Liabilities assumed in acquisition of Predecessor Resolute	—	10,278
Additional liability incurred	4	—
Accretion expense	774	218
Liabilities settled	(2,662)	(58)
Revisions to previous estimates	6,211	—

Asset retirement obligations at end of period	14,765	10,438
Less: current asset retirement obligations	(3,072)	(1,221)

Long-term asset retirement obligations	$11,693	$9,217

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

RWI is party to three well suspension agreements (the “Agreements”). The counterparties to the Agreements from time to time may submit a request to RWI to suspend well operations or defer drilling plans on certain acreage under lease to RWI in exchange for non-refundable payments. Revenue is recognized for these payments over the expected development plan or until such time as the specified properties are released from suspension and RWI may proceed with exploration of these properties. During 2010, the Company recognized no income related to the Agreements and recognized $0.2 million during 2009.

General and Administrative Expenses

General and administrative expenses are reported net of amounts capitalized to oil and gas properties and of reimbursements of overhead costs that are billed to working interest owners of the oil and gas properties operated by Resolute. During 2009, the Company recorded $16.6 million of transaction costs in general and administrative expense related to the Resolute Transaction.

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

Note 3 —	Acquisitions and Divestitures

Resolute Transaction

In regard to the Resolute Transaction, the total purchase price was allocated to the acquired assets and liabilities assumed of Predecessor Resolute based on their respective fair values as determined by management.

The total purchase price was comprised of the following (in thousands):

September 25, 2009

Cash consideration	$325,000
Company common stock	88,800
Company common stock subject to forfeiture	10,000
Fair value of warrants, net of payment to Sponsor of $1.2 million	3,200

Total purchase price	$427,000

The business combination was accounted for using the acquisition method, in which HACI was the accounting acquirer, and resulted in a new basis of accounting reflecting the fair values of the Predecessor Resolute assets acquired and liabilities assumed. The following table presents the allocation of the purchase price at September 25, 2009, based on the fair values of assets acquired and liabilities assumed (in thousands):

September 25, 2009

Current assets	$33,500
Oil and gas properties	633,600
Other property and equipment	2,200
Other assets	18,400
Debt assumed	(99,200)
Deferred income tax liability	(75,500)
Other liabilities	(86,000)

Total purchase price	$427,000

The fair value of acquired properties was determined based upon numerous inputs, many of which were unobservable (which are defined as Level 3 inputs). The significant inputs used in estimating the fair value of oil and gas properties were: (1) NYMEX crude oil and natural gas futures prices (observable), (2) projections of the estimated quantities of oil and gas reserves, (3) projections regarding rates and timing of production, (4) projections regarding amounts and timing of future development and abandonment costs, (5) projections regarding the amounts and timing of operating costs and property taxes, (6) estimated risk adjusted discount rates and (7) estimated inflation rates. As a result of applying the above assumptions, the Company estimated the aggregate fair value of the oil and gas assets acquired at $622.5 million for proved properties and $11.1 million for unevaluated properties. Portions of the consideration paid were valued using a Black-Scholes model which is also based on a Level 3 input. The fair value of the acquired current assets and current liabilities equaled their stated amounts due to their short-term nature. The fair value of the debt assumed under the Credit Facility approximated its stated amount due to its variable interest rates and its May 2011 maturity date. The fair value of derivative assets and liabilities were determined consistent with the basis described in Note 12 — Fair Value Measurements. There were no identifiable intangibles acquired and no goodwill was recognized as identifiable assets acquired and the liabilities assumed approximated the purchase price.

In connection with the Resolute Transaction, HACI acquired an estimated 72.8% membership interest in Aneth in exchange for HACI’s payment to Aneth of $325 million (the “HACI Contribution”), which Aneth used to repay a portion of the debt outstanding under Aneth’s credit facilities.

Immediately following the repayment of debt, Sub contributed to the Company its interests in Predecessor Resolute in exchange for:

(i)	9,200,000 shares of Company common stock, 200,000 of which were issued to service providers (employees of Predecessor Resolute who became employees of Resolute upon consummation of the Resolute Transaction) in recognition of their services. 100,000 shares vested immediately on September 25, 2009 and the remaining shares less forfeitures vested on the one year anniversary of the Acquisition Date;

(ii)	4,600,000 new Company Founders Warrants, (“New Founder Warrants”) issued in exchange for Old Founder’s Warrants (defined below) to purchase Company common stock with a strike price of $13.00, a trigger price of $13.75 and a five year term from the date of the Resolute Transaction; and

(iii)	1,385,000 Company earnout shares, which are shares of Company common stock (with voting rights) (“Earnout Shares”) that were forfeitable if the price of Company common stock did not exceed $15.00 per share for 20 trading days in any 30 trading day period within five years from the date of the Resolute Transaction. The Earnout Shares vested on February 2, 2011.

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

Pro Forma Financial Information

The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the Resolute Transaction had occurred as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented or that may result in the future. The pro forma adjustments made were based on certain assumptions that Resolute believed were reasonable based on the available information.

The unaudited pro forma financial information for the year ended December 31, 2009, combines the historical results of HACI and Predecessor Resolute.

2009
(in thousands,
except per share amount)

Total revenue	$127,760
Operating loss	(26,558)
Net loss	(64,827)
Basic and diluted net loss per share	$(1.22)

Note 4 –	Earnings per Share

Prior to the date of the Resolute Transaction, the Company computed earnings per share using the two class method due to the common stock subject to redemption. The liquidation rights of the holders of the Company’s common stock and common stock subject to redemption are identical, except with respect to redemption rights for dissenting shareholders in an acquisition by the Company. As a result, the undistributed earnings for periods prior to the Resolute Transaction were allocated based on the contractual participation rights of the common stock and common stock subject to redemption as if the earnings for the year had been distributed. The undistributed earnings were allocated to common stock subject to redemption based on their pro-rata right to income earned on offering proceeds by the trust. Subsequent to the Resolute Transaction, no common stock subject to redemption remains outstanding.

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potentially dilutive shares consist of the incremental shares issuable under the outstanding warrants, Earnout Shares and the Company’s 2009 Performance Incentive Plan (the “Incentive Plan”).

The warrants and Earnout Shares had no dilutive impact during 2010 or 2009 as (i) 34,600,000 warrants were anti-dilutive as their exercise price is greater than the average price of the Company’s common stock during the twelve months then ended; (ii) 13,800,000 warrants were considered contingently issuable as the last sales price of the Company’s common stock, through December 31, 2010, has not exceeded $13.75 for any 20 days within any 30 day trading period; and (iii) Earnout Shares are considered contingently issuable and are not included in the earnings per share calculation until all necessary conditions for issuance are satisfied. Accordingly, the impact of 48,400,000 warrants and 3,250,000 shares of restricted stock outstanding during 2010 and 2009 were not included in the calculation of earnings per share. Additionally, there was a loss during the twelve months ended

December 31, 2009, and all potentially dilutive shares were anti-dilutive. In 2008, 76,000,000 warrants were contingently issuable and were excluded from the calculation of diluted earnings per share.

The treasury stock method is used to measure the dilutive impact of potentially dilutive shares. Dilutive potential common shares prior to application of the treasury stock method for the period ended December 31, 2010 included 570,000 shares of time-based restricted stock and 93,000 shares of restricted stock subject to a market condition.

The following table sets forth the 2010 computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

2010

Net Income	$6,185
Basic weighted average common shares outstanding	49,900
Add: dilutive effect of non-vested restricted stock	575

Diluted weighted average common shares outstanding	50,475

Basic and diluted earnings per common share	$0.12

The following table sets forth the 2009 and 2008 computation of basic and diluted net income per share of common stock and common stock subject to redemption (in thousands, except per share amounts):

	2009		2008
		Common		Common
	Common	Stock	Common	Stock
	Stock	Subject to	Stock	Subject to
		Redemption		Redemption

Numerator:
Allocation of undistributed earnings (loss)	$(43,313)	$(1,930)	$2,498	$1,489
Denominator:
Weighted average of issued shares outstanding	$46,394	$12,114	$45,105	$16,560

Basic and diluted earnings per share	$(0.93)	$(0.16)	$0.06	$0.09

Warrants entitle the holder to purchase one share of Company common stock at a price of $13.00 per share and expire on September 25, 2014. A summary of the activity associated with warrants during 2010, 2009 and 2008 is as follows (in thousands):

Warrants

Balance at January 1, 2008	76,000
Redemption of warrants in Resolute Transaction	(27,600)
Cancellation of Old Founder Warrants	(4,600)
Issuance of New Founder Warrants	4,600

Balance at December 31, 2009 and 2010	48,400

Subsequent to December 31, 2010, and through March 11, 2011, 3,196,000 warrants have been exercised for proceeds of $41.6 million.

Note 5 —	Marketable Securities Held in Trust

On September 25, 2009, $290.1 million of marketable securities held in trust (treasury bills with a one year maturity) were distributed in connection with the Resolute Transaction (see Note 3). No gross unrealized holding gains or losses were recognized during 2009 or 2008.

Note 6 —	Related Party Transactions

HACI agreed to pay up to $10,000 a month for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of HACI’s founder and chairman of the board, Thomas O. Hicks. Services commenced after the effective date of the Offering and were terminated on the Acquisition Date due to the consummation of the Resolute Transaction. The Company expensed $0.1 million during each of the years ended December 31, 2009 and 2008.

During 2009, Resources carried a payable for payments received on behalf of affiliate, Holdings, for Holdings’ transactions not related to Resolute. Resources paid Holdings $1.3 million in satisfaction of this payable during 2009.

Note 7 —	Long Term Debt

Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated credit facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of December 31, 2010 and 2009, the weighted average interest rate on the outstanding balance under the Credit Facility was 3.15% and 3.30%, respectively.

The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. As of December 31, 2010, outstanding borrowings were $127.9 million and unused availability under the borrowing base was $128.8 million. As of December 31, 2009, outstanding borrowings were $109.6 million and unused availability under the borrowing base was $121.9 million. The borrowing base availability was reduced by $3.3 million and $8.5 million in conjunction with letters of credit issued to vendors at December 31, 2010 and 2009, respectively. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute’s subsidiaries.

The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at December 31, 2010.

As of March 11, 2011, Resolute had borrowings of $96.6 million under the Credit Facility, resulting in an unused availability of $160.1 million under the borrowing base.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Note 8 —	Income Taxes

The following table summarizes the components of the provision for income taxes (in thousands):

	2010	2009	2008

Current income tax benefit (expense)	$3,617	$74	$(2,169)
Deferred income tax benefit (expense)	(6,005)	19,813	115

Total income tax benefit (expense)	$(2,388)	$19,887	$(2,054)

The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences as follows (in thousands):

	2010	2009	2008

Expected statutory income tax benefit (expense)	$(3,001)	$22,120	$(2,054)
State income tax benefit (expense)	(98)	1,612	—
Equity based compensation	—	(322)	—
Non-deductible merger costs	—	(3,615)	—
Provision to tax return revision	969	—	—
Other	(258)	92	—

Total income tax benefit (expense)	$(2,388)	$19,887	$(2,054)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2010	2009

Current deferred income tax assets (liabilities):
Derivative financial instruments	$10,048	$5,170
Asset retirement obligation	1,123	968
Other	783	912

Total current	11,954	7,050

Long term deferred income tax assets (liabilities):
Derivative financial instruments	18,198	19,515
Net operating loss carryovers	7,833	9,310
Asset retirement obligation	4,272	2,414
Startup and organization costs	235	253
Deferred acquisition costs	45	45
Percentage depletion	608	—
Property and equipment costs	(104,469)	(92,249)
Other	(98)	(1,755)

Total long term	(73,376)	(62,467)

Net deferred tax (liability) asset	$(61,422)	$(55,417)

As set forth in Note 3, in 2009 the Company acquired Predecessor Resolute’s assets and liabilities in a partially tax-free transaction pursuant to Section 351 of the Internal Revenue Code. Accordingly, the Company established a deferred tax liability of $75.5 million as part of the acquisition accounting to give effect to the differing financial accounting and income tax bases of the acquired assets and liabilities.

The Company has U.S. net operating loss carryforwards of $22.3 million at December 31, 2010, which will begin expiring in 2026. Of the $22.3 million, $3.4 million would not be available for use until 2012 and after.

The Company adopted the accounting for uncertain tax positions per FASB ASC Topic 740, Accounting for Income Taxes, from inception. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance requires that the Company recognize in the consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained, based on the technical merits of the position. As a result of the implementation of this guidance, the Company performed a comprehensive review of the Company’s material tax positions. This guidance had no effect on the Company’s financial position, cash flows or results of operations for 2010, 2009 or 2008 as the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest or penalties related to uncertain tax positions as of December 31, 2010 or 2009.

The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado, Utah and North Dakota. The tax years that remain open to examination by the Internal Revenue Service are the years 2007 through 2010. The tax years that remain open to examination by material state taxing authorities are 2006 through 2010.

Note 9 —	Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of December 31, 2010 or December 31, 2009.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At December 31, 2010 and 2009, the Company had 54.7 million and 53.2 million shares of common stock issued and outstanding, respectively.

Of the shares of common stock outstanding at December 31, 2010, 3,250,000 are classified as Earnout Shares. The Earnout Shares have voting rights and are transferable; however, they are not registered for resale and do not participate in dividends until the trigger price is met. The Earnout Shares vested on February 2, 2011, when the Company’s common stock exceeded $15.00 per share for 20 consecutive trading days.

Prior to the consummation of the Resolute Transaction, holders of 30% of public common stock, less one share, had the right to vote against any acquisition proposal and demand conversion of their shares for a pro rata portion of cash and marketable securities held in trust, less certain adjustments. As a result, HACI classified 16,559,999 of the total 69,000,000 common shares issued during 2007 as common stock, subject to possible redemption for $160.8 million. The common stock subject to redemption participated in the net income of HACI. Income or loss attributable to common stock subject to redemption was considered in the calculation of earnings per share and the deferred interest attributable to common stock subject to possible redemption was accrued. Upon consummation of the Resolute Transaction, the $160.8 million temporary equity was reclassified to common stock and additional paid-in capital and 11,592,084 shares were redeemed. The deferred interest attributable to the shares of common stock not redeemed of $1.9 million was reclassified to stockholders’ equity.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

On July 31, 2009, the Company adopted the Incentive Plan, providing for long-term share based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. Share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The Company’s Board of Directors or one or more committees appointed by the Company’s Board of Directors will administer the Incentive Plan. The maximum number of shares of Company common stock that may be issued pursuant to awards under the Incentive Plan is 2,657,744.

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

During the twelve months ended December 31, 2010, pursuant to the Incentive Plan, the Company granted 1,741,200 shares of restricted stock to employees. As of December 31, 2010, 407,171 of these shares had vested, 16,550 shares had been forfeited, and 142,468 shares were repurchased by the Company in satisfaction of withholding tax obligations and retired.

Shares of restricted stock vest if employees continue to be employed at specified dates in the future and if certain performance metrics are satisfied. For the majority of 2010 grants, which were completed in the first half of the year, two-thirds of each grant of restricted stock is time-based, as the shares will vest based on continued employment in four equal tranches. The first tranche generally vested on December 31, 2010. The remaining tranches will generally vest on each successive December 31st, with the final tranche generally vesting on December 31, 2013. For grants completed in the second half of the year, the vesting dates are generally tied to the anniversary dates of the grantees’ employment.

The remaining one-third of each grant is subject to the satisfaction of pre-established performance targets. The performance-based shares will vest in equal tranches beginning December 31, 2010 if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price at December 31, 2009, which was $11.134. At the end of each year, the twenty trading day average share price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest, which was the case for the December 31, 2010 tranche. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year. In that way, an underperforming year can be offset by an over-performing year. At December 31, 2013, any unvested shares will vest if the cumulative test is met or will be forfeited if the test is not met. Vesting will accelerate on an individual’s death or disability or, in the discretion of the Board of Directors or Compensation Committee, on certain change in control events. The compensation expense to be recognized for the time-based awards was measured based on the Company’s traded stock price on the dates of grant, utilizing an estimated forfeiture rate of 5%. The compensation expense to be recognized for the performance-based awards was measured based on the estimated fair value at the date of grant using a binomial lattice model that incorporates a Monte Carlo simulation. For the twelve months ended December 31, 2010, the Company recorded $5.7 million of stock based compensation expense for the time-based and performance based awards. No expense was recorded during 2009. There was unrecognized compensation expense relating to these awards of approximately $13.0 million, at December 31, 2010.

The valuation model for the performance portion of the award used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate

2010	70.5% - 76.4%	0.0%	1.04% - 1.75%

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

On September 25, 2009, the Company and Sub entered into a Retention Bonus Award Agreement calling for the award to employees of the Company of 200,000 shares of Company common stock that would otherwise have been issued to Sub in the Resolute Transaction. Fifty percent of each employee award was awarded without restriction and fifty percent of each employee award was granted contingent upon the employee remaining employed by the Company for one year following the closing of the Resolute Transaction. As of September 25, 2010, the vesting date, employees had forfeited 15,039 shares under this agreement, which were transferred to Holdings, and had relinquished 25,086 shares in satisfaction of withholding taxes, which were retired by the Company. The compensation expense recognized for the awards was measured based on the Company’s traded stock price at the date of the Resolute Transaction. For the twelve months ended December 31, 2010 and 2009, the Company recorded $0.5 million and $1.1 million of stock based compensation expense for this award, respectively.

Note 10 —	Employee Benefits

The Company offers a variety of health and benefit programs to all employees, including medical, dental, vision, life insurance and disability insurance. The Company’s executive officers are generally eligible to participate in these employee benefit plans on the same basis as the rest of the Company’s employees. The Company offers a 401(k) plan for all eligible employees. For the years ended December 31, 2010 and 2009, the Company expensed $0.5 million in connection with matching of employee contributions. No matching contributions were made in 2008. Employee benefit plans may be modified or terminated at any time by the Company’s Board of Directors.

On October 22, 2009, the Company’s Board of Directors approved (i) cash awards to employees in the aggregate amount of approximately $1.5 million, with 50% of each award paid in 2009 and 50% paid one year from closing if the employee remained employed by the Company; (ii) the payment to each employee who had been subject to a salary reduction in 2009 a lump sum payment equal to the amount of the reduction, such payments aggregating to approximately $0.3 million; and (iii) the payment of lump sum payments to employees approximately equal to the amount they would have received as matching 401(k) contributions for 2008 had Predecessor Resolute made a matching contribution in accordance with past practice, such bonuses amounting to approximately $0.6 million.

Time Vested Cash Awards

Prior to the Resolute Transaction, certain employees of Predecessor Resolute held time vested cash awards (“Awards”). All of the Awards bear simple interest of 15% per annum commencing January 1, 2008, and are payable in three installments, with the first two installments paid on January 1, 2009 and 2010 and the remaining installment payable on January 1, 2011. The Awards are accounted for as deferred compensation. The annual payments are paid contingent upon the employee’s continued employment with Resolute and there is potential for forfeiture of the Awards. Accordingly, Resolute accrues the Awards and related return for the respective year on an annual basis. For the years ended December 31, 2010 and 2009, $0.2 million and $0.1 million of compensation expense related to the Awards was recognized, respectively. The remaining amount accrued December 31, 2010 for all Awards is $0.2 million.

Note 11 —	Derivative Instruments

As of December 31, 2010, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

		Oil (NYMEX		Gas (NYMEX HH)
		WTI) Weighted		Weighted Average
		Average Hedge		Hedge Price per
Year	Bbl per Day	Price per Bbl	MMBtu per Day	MMBtu

2011	3,250	$68.26	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40

Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of December 31, 2010.

			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu

2011 – 2013	Rocky Mountain NWPL	1,800	$2.10
2011	Rocky Mountain CIG	1,500	$0.57
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.59
2014	Rocky Mountain CIG	1,000	$0.59

As of December 31, 2010, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars:

	Oil Collar	(NYMEX WTI)
	Volumes	Floor	Ceiling
Year	Bbl per Day	Price	Price

2011	250	$80.00	$90.00
2012	250	$80.00	$93.50

Subsequent to December 31, 2010 and effective March 1, 2011, Resolute had modified its oil derivative instrument position as summarized in the table below. The Company will incur premium payments associated with the oil collars of $4.8 million, $1.0 million, $1.2 million and $2.7 million in 2011, 2012, 2013 and 2014, respectively.

	Oil Swap	Oil (NYMEX WTI)	Oil Collar	(NYMEX WTI)
	Volumes	Weighted Average	Volumes	Floor	Ceiling
Year	Bbl per Day	Hedge Price per Bbl	Bbl per Day	Price	Price

2011	750	$70.58	3,750	$66.67	$94.67
2012	3,250	$68.26	875	$69.71	$98.14
2013	2,000	$60.47	775	$80.00	$105.00
2014	—	—	1,500	$65.00	$110.00

Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty for financial reporting purposes. See Note 12 for the location and fair value amounts of Resolute’s commodity derivative instruments reported in the consolidated balance sheets at December 31, 2010.

The table below summarizes the location and amount of commodity derivative instrument losses reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009

Other income (expense):
Realized losses	$(8,276)	$(3,193)
Unrealized losses	(9,566)	(46,321)

Total loss on derivative instruments	$(17,842)	$(49,514)

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

The maximum amount of loss in the event of all counterparties defaulting is $0 as of December 31, 2010, due to the set off provisions noted above.

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

As of December 31, 2010, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its collars. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.

The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2010 (in thousands):

Description	Level 1	Level 2	Level 3

Assets
Commodity swaps	$—	$4,745	$—
Commodity collars	—	—	—

Current assets: derivative instruments	$—	$4,745	$—

Commodity swaps	$—	$3,098	$—

Other assets: derivative instruments	$—	$3,098	$—

Liabilities
Commodity swaps	$—	$585	$—
Commodity collars	—	30,608	—

Current liabilities: derivative instruments	$—	$31,193	$—

Commodity swaps	$—	$50,793	$—
Commodity collars	—	486	—

Long term liabilities: derivative instruments	$—	$51,279	$—

The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2009 (in thousands):

Description	Level 1	Level 2	Level 3

Assets
Commodity swaps	$—	$5,236	$—
Commodity collars	—	1,722	—

Current assets: derivative instruments	$—	$6,958	$—

Commodity swaps	$—	$3,600	$—

Other assets: derivative instruments	$—	$3,600	$—

Liabilities
Commodity swaps	$—	$20,360	$—

Current liabilities: derivative instruments	$—	$20,360	$—

Commodity swaps	$—	$55,260	$—

Long term liabilities: derivative instruments	$—	$55,260	$—

Note 13 —	Commitments and Contingencies

CO2 Take-or-Pay Agreements

Resolute is party to a take-or-pay purchase agreement with Kinder Morgan CO2 Company L.P., under which Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Resolute’s enhanced tertiary recovery projects in Aneth Field. Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The CO2 volumes planned for use on the enhanced recovery projects exceed the minimum daily volumes provided in these take-or-pay purchase agreements. Therefore, Resolute expects to avoid any payments for deficiencies.

On October 5, 2010, Resolute entered into an amendment of the contract effective September 1, 2010. The amendment extends the term of the contract to December 31, 2020, and allows the Company flexibility to adjust the minimum purchase commitments; therefore, these yearly commitments may change.

Future minimum CO2 purchase commitments as of December 31, 2010 under this purchase agreement based on prices in effect at December 31, 2010, are as follows (in thousands):

CO2 Purchase
Year	Commitments

2011	23,032
2012	23,893
2013	23,033
2014	19,062
2015	14,694
Thereafter	35,586

Total	$139,300

Crude Production Purchase Agreement

Resolute sells all of its crude oil production from the Aneth field to a single customer, Western Refining Southwest, Inc. (“Western”), a subsidiary of Western Refining, Inc., under a contract, effective September 1, 2009. The contract provides for a minimum price equal to the NYMEX price for crude oil less a fixed differential of $6.25 per Bbl for an initial term of one year and continuing month-to-month thereafter, with either party having the right to terminate after the initial term, upon ninety days written notice. The contract may also be terminated by Western, upon sixty days notice, if Western’s right-of-way agreements with the Navajo Nation are declared invalid and Western is prevented from using such rights-of-way.

Operating Leases

Monthly office facility rental payments charged to expense during 2010 was $1.0 million. For 2009 and 2008, month-to-month office facilities rental payments charged to expense were approximately $0.3 million and $0.1 million, respectively. Future rental payments for office facilities under the terms of non-cancelable operating leases as of December 31, 2010 was approximately $0.5 for the years ending December 31, 2011, 2012 and 2013 and was approximately $0.1 million in aggregate for the years ending December 31, 2014, 2015 and 2016.

The Company is also party to several field equipment and compressor leases used in the CO2 project. Total gross future rental payments under the terms of these leases amount to annual payments of $2.7 million through 2014, $2.3 million in 2015, and total lease obligations of $3.5 million thereafter. Rental expense net to the Company’s interest for 2010 was $1.9 million and was $0.5 million for 2009. No rental expense was incurred under these leases in 2008.

Escrow Funding Agreement

Under the terms of Predecessor Resolute’s purchase of the ExxonMobil Properties, Predecessor Resolute and Navajo Nation Oil and Gas Company (“NNOG”) were required to fund an escrow account sufficient to complete abandonment, well plugging, site restoration and related obligations arising from ownership of the acquired interests. The contribution net to Aneth’s working interest, is included in other assets: restricted cash in the consolidated balance sheets of December 31, 2010. Aneth is required to make additional deposits to the escrow account annually. From 2011 through 2016, Aneth must fund approximately $1.8 million per year. In years after 2016, Aneth must fund additional payments averaging approximately $0.9 million per year until 2031. Total contributions from the date of acquisition through 2031 will aggregate $26.9 million. Annual interest earned in the escrow account becomes part of the balance and reduces the payment amount required for funding the escrow account each year. As of December 31, 2010, Aneth has funded the 2010 annual contractual amount of approximately $1.8 million required to meet its future obligation.

NNOG Purchase Options

In connection with Predecessor Resolute’s acquisition of the ExxonMobil Properties and the acquisition from Chevron Corporation and its affiliates (“Chevron”) of 75% of Chevron’s interest in Aneth Field (“Chevron Properties”) in 2005, pursuant to the terms of the Cooperative Agreement, Predecessor Resolute granted to NNOG three separate but substantially similar purchase options which became obligations of Resolute through the Resolute Transaction. Each purchase option entitles NNOG to purchase from Resolute up to 10% of Resolute’s interest in each of the Chevron Properties and the ExxonMobil Properties. Each purchase option entitles NNOG to purchase, for a limited period of time, the applicable portion of Resolute’s interest in the Chevron Properties or the ExxonMobil Properties, at Fair Market Value (as defined in the agreement), which is determined without giving effect to the existence of the Navajo Nation preferential purchase right or the fact that the properties are located within the Navajo Nation. Each option becomes exercisable based upon Resolute’s achieving a certain multiple of payout of the relevant acquisition costs, subsequent capital costs and ongoing operating costs attributable to the applicable working interests. Revenue applicable to the determination of payout includes the effect of Resolute’s derivative program. The multiples of payout that trigger the exercisability of the purchase option are 100%, 150% and 200%. The options are not exercisable prior to four years from the acquisition except in the case of a sale of such assets by, or a change of control of, Aneth. In that case, the first option for 10% would be accelerated and the other options would terminate. Assuming the purchase options are not accelerated due to a change of control of Aneth, Resolute expects that the initial payout associated with the purchase options granted will occur no sooner than 2013.

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

Costs incurred during 2010 and 2009 related to oil and gas property acquisition, exploration and development activities, including the fair value of oil and gas properties acquired in the Resolute Transaction are summarized as follows (in thousands):

	2010	2009

Development costs*	$47,640	$7,989
Exploration	14,866	2
Acquisitions:
Proved	635	622,495
Unproved	21,638	11,203

Total	$84,779	$641,689

*	Includes $12.9 million and $4.4 million of acquired CO2 during 2010 and 2009, respectively.

Net capitalized costs related to Resolute’s oil and gas producing activities at December 31, were as follows (in thousands):

	2010	2009

Proved oil and gas properties	$689,021	$634,383
Unevaluated oil and gas properties, not subject to amortization	37,235	7,306
Accumulated depletion, depreciation and amortization	(56,967)	(11,173)

Oil and gas properties, net	$669,289	$630,516

Note 15 —	Supplemental Oil and Gas Information (unaudited)

Reserve Engineering and Auditor Qualifications:

Company reserves are prepared by, or under the direct supervision of, the Company’s Vice President of Reservoir Engineering and are then reviewed internally by senior management and audited by a qualified independent auditor. The professional qualifications of the Vice President of Reservoir Engineering meet or exceed the qualification of reserve estimators and auditors as set forth by the Society of Petroleum Engineers. The Vice President of Reservoir Engineering has more than 28 years of practical petroleum engineering and reserve estimation and evaluation experience as well as experience as a qualified reserve estimator and auditor.

The Company’s reserve data is audited by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis. Within NSAI, the technical person primarily responsible for auditing the Company’s reserve estimates has been practicing consulting petroleum engineering at NSAI since 1997.

Additionally, this person has more than 29 years of practical experience in petroleum engineering, with more than 13 years experience in the estimation and evaluation of reserves.

Oil and Gas Reserve Quantities:

Resolute had no oil and gas reserves prior to the acquisition of Predecessor Resolute. Accordingly, the following table begins with Resolute’s purchase of estimated net proved oil and gas reserves and the present value of such estimated net proved reserves as of September 25, 2009. The reserve data as of December 31, 2010 was prepared by Resolute and was audited by NSAI. Users of this information should be aware that the process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions to be made in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure reserves estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Presented below is a summary of the changes in estimated reserves (in thousands):

	Oil	Gas	NGL
	(Bbl)	(Mcf)	(Bbl)	Oil Equivalent (BOE)

Purchases of minerals in place on September 25, 2009	64,946	52,203	6,997	80,643
Production	(543)	(895)	(4)	(696)
Revisions of previous estimates (1)	(14,544)	(13,079)	1,210	(15,514)

Proved reserves as of December 31, 2009:	49,859	38,229	8,203	64,433
Purchases of minerals in place	19	26	—	24
Production	(2,089)	(3,423)	(20)	(2,680)
Extensions, discoveries and other additions	49	45	—	58
Revisions of previsions estimates	2,394	4,221	(264)	2,834

Proved reserves as of December 31, 2010	50,232	39,098	7,919	64,669

Proved developed reserves:
As of December 31, 2010	30,819	13,968	1,165	34,312

As of December 31, 2009	30,895	15,523	1,455	34,938

1)	The negative revisions are primarily due to commodity pricing attributable to utilization of average first of month fiscal year commodity prices.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

The following summarizes the policies used in the preparation of the accompanying oil and gas reserves disclosures, standardized measures of discounted future net cash flows from proved oil and gas reserves and the reconciliations of standardized measures at December 31, 2010. The information disclosed is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to Resolute’s interest in oil and gas properties as of December 31, 2010. Due to the Resolute Transaction, only 2009 and 2010 activity is presented. Proved reserves are estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

	December 31,
	2010	2009
	(in thousands)

Future cash inflows	$4,124,000	$3,056,000
Future production costs	(1,684,000)	(1,483,000)
Future development costs	(523,000)	(432,000)
Future income taxes	(589,000)	(290,000)

Future net cash flows	1,328,000	851,000
10% annual discount for estimated timing of cash flows	(741,000)	(490,000)

Standardized measure of discounted future net cash flows	$587,000	$361,000

The principal sources of change in the standardized measure of discounted future net cash flows are:

	December 31,
	2010	2009
	(in thousands)

Standardized measure, beginning of year	$361,000	$—
Sales of oil and gas produced, net of production costs	(63,000)	(22,000)
Net changes in prices and production costs	341,000	(288,000)
Purchase of minerals in place	—	555,000
Previously estimated development costs incurred during the year	41,000	5,000
Extensions and discoveries	1,000	—
Changes in estimated future development costs	(87,000)	43,000
Revisions of previous quantity estimates	46,000	(131,000)
Accretion of discount	36,000	14,000
Net change in income taxes	(142,000)	122,000
Changes in timing and other	53,000	63,000

Standardized measure, end of year	$587,000	$361,000

Note 16 —	Quarterly Financial Data (unaudited)

The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2010 and 2009 (in thousands except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31
	2010	2010	2010	2010

Year Ended December 31, 2010:
Revenue	$41,132	$40,642	$41,828	$49,793
Operating expenses	32,914	33,056	36,179	40,076

Income (loss) from operations	8,218	7,586	5,649	9,717
Net income (loss)	4,704	19,068	(7,060)	(10,527)
Earnings (loss) per common share:
Basic and diluted	$0.09	$0.38	$(0.14)	$(0.21)
Weighted average common shares outstanding:
Basic	49,906	49,905	49,905	49,900
Diluted	49,906	50,526	49,905	49,900

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Year Ended December 31, 2009:
Revenue	$—	$—	$2,270	$40,146
Operating expenses	3,805	311	13,391	39,854

Income (loss) from operations	(3,805)	(311)	(11,121)	292
Net loss	(2,209)	(79)	(21,405)	(21,550)
Basic and diluted earnings (loss) per common share:
Common stock	$(0.05)	$—	$(0.43)	$(0.43)
Common stock, subject to redemption	$0.01	$—	$(0.13)	$—
Weighted average common shares outstanding:
Common stock	45,105	45,105	45,418	45,905
Common stock, subject to redemption	16,560	16,560	15,480	—

To the Managing Members of
Resolute Natural Resources Company, LLC, Resolute Aneth, LLC, WYNR, LLC, and BWNR, LLC
and
To the Board of Directors of RNRC Holdings, Inc. and Resolute Wyoming, Inc
Denver, Colorado

We have audited the accompanying combined statements of operations, shareholder’s/member’s equity (deficit), and cash flows of Resolute Natural Resources Company, LLC and related combined companies for the period from January 1, 2009 to September 24, 2009, and the year ended December 31, 2008. The combined financial statements include the accounts of Resolute Natural Resources Company, LLC and five related companies, Resolute Aneth, LLC, WYNR, LLC, BWNR, LLC, RNRC Holdings, Inc. and Resolute Wyoming, Inc. These companies are under common ownership and common management. These combined financial statements are the responsibility of the companies’ management. Our responsibility is to express an opinion on the combined financial statements based on our audits. The combined financial statements give retrospective effect to a percentage of the acquisition of Resolute Wyoming, Inc. as discussed in Note 2 to the combined financial statements.

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

In our opinion, such combined financial statements present fairly, in all material respects, the combined results of operations and combined cash flows of Resolute Natural Resources Company, LLC and related companies for the period from January 1, 2009 to September 24, 2009, and the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the combined financial statements, the combined financial statements have been retrospectively adjusted for the change in accounting for noncontrolling interests.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 29, 2010

RESOLUTE NATURAL RESOURCES COMPANY, LLC,
RESOLUTE ANETH, LLC, WYNR, LLC, BWNR, LLC,
RESOLUTE WYOMING, INC.,
RNRC HOLDINGS, INC.

Combined Statements of Operations
(in thousands)

	For the 267 Day
	Period Ended	Year Ended
	September 24,	December 31,
	2009	2008

Revenue:
Oil	$72,655	$193,535
Gas	10,183	29,376
Other	2,506	6,261

Total revenue	85,344	229,172

Operating expenses:
Lease operating	46,771	85,990
Depletion, depreciation, amortization, and asset retirement obligation accretion	21,925	50,335
Impairment of proved properties	13,295	245,027
General and administrative	8,076	20,211

Total operating expenses	90,067	401,563

Loss from operations	(4,723)	(172,391)

Other income (expense):
Interest expense	(18,416)	(33,139)
(Loss) gain on derivative instruments	(23,519)	96,032
Other income	47	832

Total other (expense) income	(41,888)	63,725

Loss before income taxes	(46,611)	(108,666)
Income tax benefit	5,019	18,247

Net loss	(41,592)	(90,419)
Less: net loss (income) attributable to the noncontrolling interest	—	177

Net loss attributable to Predecessor Resolute	$(41,592)	$(90,242)

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

See notes to combined financial statements

RESOLUTE NATURAL RESOURCES COMPANY, LLC
RESOLUTE ANETH, LLC
WYNR, LLC
BWNR, LLC
RESOLUTE WYOMING, INC.
RNRC HOLDINGS, INC.

Combined Statements of Cash Flows
(in thousands)

	For the 267 Day
	Period Ended
	September 24,	December 31,
	2009	2008

Operating activities:
Net loss	$(41,592)	$(90,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	21,244	49,503
Amortization and write-off of deferred financing costs	1,809	2,481
Write-off of deferred offering costs	—	2,480
Deferred income taxes	(4,732)	(14,540)
Equity-based compensation	2,818	7,878
Unrealized loss (gain) on derivative instruments	25,458	(120,573)
Accretion of asset retirement obligations	681	832
Impairment of proved properties	13,295	245,027
Loss on sale of other property and equipment	11	—
Other	(14)	(16)
Change in operating assets and liabilities:
Accounts receivable	(630)	28,244
Other current assets	365	2,003
Accounts payable and accrued expenses	(4,546)	(16,027)
Other current liabilities	(1,172)	729
Accounts payable — Holdings	(56)	(223)

Net cash provided by operating activities	12,939	97,379

Investing activities:
Acquisition, exploration and development expenditures	(12,904)	(62,042)
Proceeds from sale of oil and gas properties	218	1,141
Proceeds from sale of property and equipment	10	25
Purchase of other property and equipment	(66)	(582)
Notes receivable — affiliated entities	7	2,070
Increase in restricted cash	(1,751)	(1,483)
Other	63	(150)

Net cash used for investing activities	(14,423)	(61,021)

Financing activities:
Deferred financing costs	(1,823)	(3,599)
Proceeds from bank borrowings	95,670	274,099
Payment of bank borrowings	(93,120)	(312,061)
Capital contributions	125	9,273
Capital distributions	(125)	(9,224)

Net cash provided (used) by financing activities	727	(41,512)

Net decrease in cash and cash equivalents	(757)	(5,154)
Cash and cash equivalents at beginning of year	1,935	7,089

Cash and cash equivalents at end of year	$1,178	$1,935

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$20,211	$30,987

Income taxes	$—	$20

Supplemental schedule of non-cash investing and financing activities:
Increase to asset retirement obligations	$2,641	$1,603

Increase to oil and gas properties through capitalized equity-based compensation	$—	$122

Capital expenditures financed through current liabilities	$987	$1,181

Capital distributions	$—	$(15)

Capital contributions	$—	$10,863

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

Basis of Presentation

The accompanying combined statements of operations, cash flows and statements of shareholders/members equity (deficit) of Predecessor Resolute have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The 2009 and 2008 combined financial statements include the accounts of Resources and the five related companies: Aneth, WYNR, BWNR, RNRC and RWI. The conversion of Resources to an LLC and the formation of RNRC had no impact on the comparability of the combined financial statements. These companies are under common ownership and common management. All intercompany balances and transactions have been eliminated in combination.

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

Concentration of Credit Risk

Financial instruments that potentially subject Predecessor Resolute to concentrations of credit risk consist primarily of trade and production receivables. Predecessor Resolute derived 81% and 13% of its total 2009 revenue from Western Refining, Inc. and WGR Asset Holding Company, LLC, respectively. Predecessor Resolute derived 80% and 11% of its 2008 revenue from Western Refining, Inc, and WGR Asset Holding Company, LLC, respectively. The concentration of credit risk in a single industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. Commodity derivative contracts expose Predecessor Resolute to the credit risk of non-performance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, each of which is a financial institution participating in Predecessor Resolute’s bank credit agreement.

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

Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable costs and do not include costs related to production operations, general corporate overhead or similar activities. Predecessor Resolute capitalized general and administrative and operating costs of $0.3 million and $1.6 million related to its acquisition, exploration and development activities in 2009 and 2008, respectively.

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

Pursuant to full cost accounting rules, Predecessor Resolute must perform a ceiling test each quarter on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs. As a result of this limitation on capitalized costs, the accompanying combined statements of operations include a provision for an impairment of oil and gas property cost in 2009 and 2008 of $13.3 million and $245.0 million, respectively.

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

Impairment of Long-Lived Assets

For non-oil and gas properties, Predecessor Resolute follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 360, Property Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of such assets. In the evaluation of the fair value and future benefits of long-lived assets, Predecessor Resolute performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Other than the full cost ceiling test impairment discussed in the oil and gas properties accounting policy, there were no provisions for impairment in 2009 or 2008.

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

Predecessor Resolute recognizes all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of a derivative are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivative hedging instruments are recorded in current earnings, depending on the nature and designation of the instrument. Presently, Predecessor Resolute’s management has determined that the benefit of the financial statement presentation which may allow for its derivative instruments to be reflected as cash flow hedges is not commensurate with the administrative burden required to support that treatment. As a result, Predecessor Resolute marked its derivative instruments to fair value during 2009 and 2008 and recognized the changes in fair market value in earnings. The gain or loss on derivative instruments reflected in the combined statement of operations incorporate both the realized and unrealized amounts.

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

RWI is party to a twenty year Well Suspension Agreement (the “Agreement”) with Thunder Basin Coal Company, LLC and Ark Land Company (collectively “TBCC”). The initial term of the agreement does not exceed 20 years from October 1, 2006. However, both RWI or TBCC have the option to extend the agreement 10 years beyond the expiration of the initial term. Under the agreement, TBCC will pay RWI $2.6 million in exchange for suspension of well operations or deferral of drilling plans by RWI on certain acreage under lease to RWI. The non-refundable payment is payable to RWI in three installments over a period of three years beginning January 1, 2008. Revenue is recognized over TBCC’s expected development plan or until such time the specified properties are released from suspension and RWI may proceed with exploration of these properties. RWI recognized revenue related to the Agreement of $0.5 million and $0.4 million in other revenue during 2009 and 2008, respectively.

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

The majority of the acquisition of PNR was accounted for as a combination of entities under common control, which is similar to the pooling of interests method of accounting for business combinations. Accordingly, the combined financial statements give retrospective effect to these transactions, and therefore, Predecessor Resolute’s results from January 1, 2008 through July 31, 2008, include 87.23% of the operations of RWI. Accordingly, the accompanying combined financial statements reflect the 12.77% not owned by Predecessor Resolute as a noncontrolling interest for results from January 1, 2008, through July 31, 2008.

The remaining portion of the acquisition of RWI not under common control, was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations, which was subsequently revised by FASB ASC Topic 805. 12.77% of the purchase price was allocated to acquired assets and liabilities based on their respective fair value as determined by management.

The following table presents the pro forma operating results for year ended December 31, 2008 and gives effect as if the acquisition of PNR had occurred January 1, 2008. The pro forma results shown below are not necessarily indicative of the operating results that would have occurred if the transaction had occurred on such date. The pro forma adjustments made are based on certain assumptions that Predecessor Resolute believes are reasonable based on currently available information (unaudited; in thousands):

December 31,
2008

Total revenue	$229,172
Net income	$(90,419)

Note 4 —	Asset Retirement Obligations

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

The following table provides a reconciliation of Predecessor Resolute’s asset retirement obligation (in thousands):

	Period Ended
	September 24,	December 31,
	2009	2008

Asset retirement obligations at beginning of period	$9,828	$8,445
Accretion expense	681	832
Additional liability incurred	—	275
Liabilities settled	(1,337)	(220)
Revisions to previous estimates	2,641	496

Asset retirement obligations at end of period	11,813	9,828
Less current asset retirement obligations	2,565	1,713

Long-term asset retirement obligations	$9,248	$8,115

Note 5 —	Related Party Transactions

On April 1, 2005, Holdings entered into a joint venture arrangement with Wachovia Investment Holdings, LLC (“Wachovia Investment”) to form an oil and gas marketing and trading company, Odyssey Energy Services, LLC (“Odyssey”), allocating profits and losses 40% to Holdings and 60% to Wachovia Investment. Holdings made an initial capital contribution of $2.0 million, and agreed to be responsible for up to a total of $10.0 million of additional capital to cover certain potential liabilities. Holdings borrowed $2.0 million from Resources, which loan was evidenced by a note. Terms of the note included annual payment of interest at a rate of 4.09%. Interest income recognized on the note was $0.1 million in 2008. This note was paid in full on September 30, 2008.

Note 6 —	Long Term Debt

First Lien Facility

Predecessor Resolute’s credit facility is with a syndicate of banks led by Wachovia Bank, National Association (the “First Lien Facility”) with Aneth as the borrower. The First Lien Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Predecessor Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. As of September 24, 2009, the borrowing base was $240.0 million and the unused availability under the borrowing base was $32.8 million. The First Lien Facility matures on April 13, 2011 and, to the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. On May 12, 2009, Predecessor Resolute entered into the Fourth Amendment to the Amended and Restated First Lien Credit Facility (“Fourth Amendment”) to redetermine its borrowing base and interest rates, and to amend its Maximum Leverage Ratio covenant (effective March 31, 2009). Under the terms of the Fourth Amendment, at Aneth’s option, the outstanding balance under the First Lien Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.5% to 3.5%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Federal Funds Effective Rate plus 0.5%, plus a margin which varies from 1.0% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. On July 28, 2009, Resolute entered into the Fifth Amendment to the Amended and Restated First Lien Credit Facility (“Fifth Amendment”) to amend its Current Ratio covenant. Under the terms of the Fifth Amendment, the Current Ratio covenant was not applicable for the quarters ended March 31, 2009 and June 30, 2009. On September 17, 2009, Predecessor Resolute entered into the Sixth Amendment to the Amended and Restated First Lien Credit Facility to amend certain terms and sections in the agreement in order to allow for the Resolute Transaction. As of September 24, 2009, the weighted average interest rate on the outstanding balance under the facility was approximately 4.0%. The First Lien Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by all of the companies other than Aneth.

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

On September 25, 2009, Resolute repaid $99.5 million outstanding under the First Lien Facility with cash received from the Resolute Transaction.

Second Lien Facility

Predecessor Resolute’s term loan was with a group of lenders, with Wilmington Trust FSB as the agent (the “Second Lien Facility”) and with Aneth as the borrower. The Second Lien Facility carries a borrowing base of $225.0 million which was fully utilized at September 24, 2009. Balances outstanding under the Second Lien

Facility accrue interest at either (a) the adjusted London Interbank Offered Rate plus the applicable margin of 4.5%, or (b) the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Administrative Agent’s Base CD rate plus 1%, or (iii) the Alternative Base Rate, plus the applicable margin of 3.5%. The Second Lien Facility was collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and was guaranteed by all of the companies other than Aneth. The claim of the Second Lien Facility lenders on the collateral was explicitly subordinated to the claim of the First Lien Facility lenders. As of September 24, 2009, the weighted average interest rate on the outstanding balance under the facility was approximately 5.0%.

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

On September 25, 2009, Resolute repaid all amounts outstanding under the Second Lien Facility with cash received from the Resolute Transaction.

Note 7 —	Income Taxes

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

The provision for income taxes is as follows (in thousands):

	Period Ended
	September 24,	December 31,
	2009	2008

Current income tax expense:
Federal	$—	$(19)
State	(104)	—
Deferred income tax benefit	5,123	18,266
Valuation allowance	—	—

Total income tax benefit (expense)	$5,019	$18,247

Income tax expense (benefit) differed from amounts that would result from applying the U.S. statutory income tax rate to income before taxes as follows (in thousands):

	Period Ended
	September 24,	December 31,
	2009	2008

U.S. statutory income tax benefit	$(4,626)	$(19,732)
State income tax benefit	(104)	(265)
Share based compensation	—	1,456
Change in valuation allowance	—	—
Other	(289)	294

Total tax benefit*	$(5,019)	$(18,247)

*	Tax benefit is calculated based on taxable income of RNRC and RWI, which are taxable entities. Aneth, Sub, BWNR and WYNR are pass-through entities for federal and state income tax purposes. As such, neither current nor deferred income taxes are recognized by these entities.

As of September 24, 2009, RNRC had no regular tax loss carryforward and RWI had regular tax loss carryforwards of $11.3 million.

Resources and RWI adopted the uncertainty provisions of FASB ASC Topic 740, Accounting for Income Taxes, on January 1, 2007 and RNRC adopted the uncertainty provisions of FASB ASC Topic 740 on September 30, 2008. As a result of the implementation of this guidance, Resources recognized approximately $0.5 million, including accrued interest and penalties of $0.1 million, as a contingent liability and an increase to the January 1, 2007 balance of accumulated deficit. As of December 31, 2008 the total contingent income tax liabilities and accrued interest was approximately $0.5 million. During 2009, the previously unrecognized tax benefit in the amount of $0.4 million related to the uncertain tax position was recognized. Previously accrued interest and penalties were also reversed. This recognition and reversal resulted from the expiration of the applicable statute of limitations on September 15, 2009.

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

The following table summarizes the activity during the years related to the liability for unrecognized tax benefits (in thousands):

Balance at January 1, 2008	386
Increases in unrecognized tax benefits	—
Decreases in unrecognized tax benefits	—

Balance at December 31, 2008	386
Increases in unrecognized tax benefits	—
Decreases in unrecognized tax benefits	(386)

Balance at September 24, 2009	$—

Note 8 —	Shareholder’s/Member’s Equity and Equity Based Awards

Common Stock

At September 24, 2009, RNRC and RWI each had 1,000 shares of common stock, par value $0.01 and $1.00 per share, authorized, issued and outstanding, respectively.

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

Predecessor Resolute recorded $2.8 million and $3.7 million of equity based compensation expense in general and administrative expense in the combined statements of operations for 2009 and 2008, respectively. An additional $0.1 million of equity compensation expense was capitalized and recorded in oil and gas properties during 2008. No equity compensation expense was capitalized in 2009.

Predecessor Resolute amortizes the estimated fair value of the Incentive Units over the remaining estimated vesting period using the straight-line method. The estimated weighted average fair value remaining of the Incentive Units was calculated using a discounted future net cash flows model. No Incentive Units vested during 2009 and 2008 and there were no grants or forfeitures during 2009 or 2008.

Total unrecognized compensation cost related to Predecessor Resolute’s non-vested Incentive Units totaled $5.3 million as of September 24, 2009. Total unrecognized compensation cost related to Predecessor Resolute’s non-vested Incentive Units as of September 24, 2009 is expected to be recognized over weighted-average periods of 0.75 years, 1.75 years, 2.75 years and 2.75 years for the Tier II, Tier III, Tier IV and Tier V Incentive Units, respectively.

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

All of the cash awards are payable in three installments on January 1, 2009, 2010 and 2011. Compensation expense related to the time vested cash awards of $0.2 million and $0.5 million was recognized, during 2009 and 2008, respectively. The time vested cash awards are accounted for as deferred compensation. The annual payments are paid based on the employee’s tenure with Resources and there is potential for forfeiture of the time vested payment, therefore Predecessor Resolute will accrue for each time vested payment and related return for the respective year on an annual basis.

A summary of the activity associated with the EARs plan during 2008 and 2009 is as follows:

EARs

January 1, 2008	2,068,000
Granted	1,659,000
Forfeited	(256,000)
Purchased	(395,000)

December 31, 2008	3,076,000
Forfeited	(113,000)

September 24, 2009	2,963,000

The EARs plan was terminated on September 25, 2009, and all outstanding EARs were cancelled due to the Resolute Transaction. The time vested cash awards were not terminated.

Note 9 —	Defined Contribution Plan

Predecessor Resolute offers a 401(k) plan for all eligible employees. For the periods ended September 24, 2009 and December 31, 2008, Predecessor Resolute contributed $0 and $0.2 million in connection with matching of employee contributions made in 2009 and 2008, respectively.

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

	Period Ended
	September 24,	December 31,
	2009	2008

Other income (expense)
Realized gains	$1,939	$120,573
Unrealized losses	(25,458)	(24,541)

Total: gain (loss) on derivative instruments	$(23,519)	$96,032

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

Note 12 —	Commitments and Contingencies

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

Operating Leases

For the period ended September 24, 2009, and the year ended December 31, 2008, month-to-month office facilities rental payments charged to expense under the terms of non-cancelable operating leases was approximately $0.5 million and $1.0 million, respectively.

Predecessor Resolute is also party to several field equipment and compressor leases used in the CO2 project. Rental expense for these leases for 2009 and 2008 was $1.3 million.

NNOG Purchase Options.

In connection with acquisition of 75% of the ExxonMobil interests in Aneth Field and various other related assets (the “ExxonMobil Properties”) and the acquisition from Chevron Corporation and its affiliates (“Chevron”) of 75% of Chevron’s interest in Aneth Field (“Chevron Properties”) in 2005, pursuant to the terms of the Cooperative Agreement, Predecessor Resolute granted to NNOG three separate but substantially similar purchase options. Each purchase option entitles NNOG to purchase from Predecessor Resolute up to 10% of Predecessor Resolute’s interest in the Chevron Properties and the ExxonMobil Properties. Each purchase option entitles NNOG to purchase, for a limited period of time, the applicable portion of Predecessor Resolute’s interest in the Chevron Properties and the ExxonMobil Properties, at Fair Market Value (as defined in the agreement), which is determined without giving effect to the existence of the Navajo Nation preferential purchase right or the fact that the properties are located within the Navajo Nation. Each option becomes exercisable based upon Predecessor Resolute’s achieving a certain multiple of payout of the relevant acquisition costs, subsequent capital costs and ongoing operating costs attributable to the applicable working interests. Revenue applicable to the determination of payout includes the effect of Predecessor Resolute’s hedging program. The options are not exercisable prior to four years from the acquisition except in the case of a sale of such assets by, or a change of control of, Aneth. In that case, the first option for 10% would be accelerated and the other options would terminate. Assuming the purchase options are not accelerated due to a change of control of Aneth, Predecessor Resolute expects that the initial payout associated with the purchase options granted will occur no sooner than 2013.

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

Note 13 —	Oil And Gas Producing Activities

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows (in thousands):

	Period Ended September 24,	December 31,
	2009	2008

Development costs	$15,018	$52,331
Exploration	10	239
Acquisitions:
Proved	209	19,448
Unproved	113	344

Total	$15,350	$72,362

Note 14 —	Supplemental Oil and Gas Information (unaudited)

Oil and Gas Reserve Quantities:

The following table presents our estimated net proved oil and gas reserves and the present value of such estimated net proved reserves as of September 24, 2009 and December 31, 2008. The reserve data as of December 31, 2008 was prepared by Predecessor Resolute and was audited by Netherland, Sewell & Associates, Inc., independent petroleum engineers. Users of this information should be aware that the process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions to be made in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure reserves estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosure.

Presented below is a summary of the changes in estimated reserves (in thousands):

			Oil
	Oil	Gas	Equivalent
	(Bbl)(2)	(Mcf)	(Boe)

Proved reserves as of January 1, 2008:	78,570	24,481	82,651
Purchases of minerals in place	212	3,240	752
Production	(2,049)	(4,029)	(2,721)
Extensions, discoveries and other additions	12	—	12
Revisions of previous estimates (1)	(30,375)	(5,911)	(31,360)

Proved reserves as of December 31, 2008:	46,370	17,781	49,334

Production	(1,464)	(2,971)	(1,959)
Extensions, discoveries and other additions	3,154	17,113	6,007
Revisions of previous estimates (1)	23,881	20,278	27,261

Proved reserves as of September 24, 2009	71,941	52,201	80,643

Proved developed reserves:

As of December 31, 2008	28,760	17,949	31,751

As of September 24, 2009	46,105	17,675	49,050

1)	The oil and gas revisions are attributable to the changes in prices of oil and gas.

2)	Includes NGL volumes.

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

The information is based on estimates of proved reserves attributable to Predecessor Resolute’s interest in oil and gas properties as of September 24, 2009 and December 31, 2008. Proved reserves are estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The following summary sets forth Resolute’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed by FASB ASC Topic 932, Extractive Activities — Oil and Gas:

	Period Ended	December 31,
	September 24, 2009	2008
	(in thousands)

Future cash inflows	$4,476,000	$1,821,000
Future production costs	(1,663,000)	(994,000)
Future development costs	(555,000)	(265,000)
Future income taxes (1)	(10,000)	(4,000)

Future net cash flows	2,248,000	558,000
10% annual discount for estimating timing of cash flows	(1,462,000)	(310,000)

Standardized measure of discounted future net cash flows	$786,000	$248,000

(1)	Future income taxes are related to RWI’s oil and gas properties. Aneth is a pass through entity, therefore, there are no future income taxes associated with its oil and gas properties.

The principal sources of change in the standardized measure of discounted future net cash flows are:

	September 24,	December 31,
	2009	2008
	(in thousands)

Standardized measure, beginning of year	$248,000	$1,626,000
Sales of oil and gas produced, net of production costs	(33,000)	(147,000)
Net changes in prices and production costs	319,000	(1,432,000)
Extensions, discoveries and other, including infill reserves in an existing proved field, net of production costs	8,000	—
Improved recoveries	—	—
Purchase of minerals in place	—	24,000
Previously estimated development cost incurred during the year	12,000	45,000
Changes in estimated future development costs	(151,000)	163,000
Revisions of previous quantity estimates	352,000	(230,000)
Accretion of discount	18,000	164,000
Net change in income taxes	(3,000)	35,000
Changes in timing and other	16,000	—

Standardized measure, end of period	$786,000	$248,000