Form 10-Q
period 2011-03-31
Resolute Energy Corp
filed 2011-05-06
CIK 1469510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ No ☑
     As of May 3, 2011, 60,972,424 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2011 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to future acquisitions, our future debt levels and liquidity, future derivative activities and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors” in this report. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2010, and such things as:
•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves;

•	discovery and development of, and our ability to replace, oil and gas reserves;

•	our future cash flow, liquidity and financial position;

•	the success of our business and financial strategy, derivative strategies and plans;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	a lack of available capital and financing;

•	the effectiveness and results of our CO2 flood program;

•	the success of the development plan and production from our oil and gas properties, particularly our Aneth Field Properties;

•	the timing and amount of future production of oil and gas;

•	the completion, timing and success of exploratory drilling in the Bakken trend of the Williston Basin;

•	availability of drilling, completion and production equipment;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	the success in marketing oil and gas;

•	competition in the oil and gas industry;

•	operational problems, or uninsured or underinsured losses affecting our operations;

•	the impact and costs related to compliance with or changes in laws or regulations governing our oil and gas operations;

•	our relationship with the Navajo Nation, the local community in the area where we operate and Navajo Nation Oil and Gas Company, as well as the timing of when certain purchase rights held by Navajo Nation Oil and Gas Company become exercisable;

•	the impact of weather and the occurrence of disasters, such as fires, floods and other events and natural disasters;

•	environmental liabilities;

•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;

•	risks related to our level of indebtedness;

•	developments in oil and gas-producing countries;

•	loss of senior management or key technical personnel;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

•	risk factors discussed or referenced in this report; and

•	other factors, many of which are beyond our control.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RESOLUTE ENERGY CORPORATION
Condensed Consolidated Balance Sheets (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,039	$1,844
Accounts receivable	50,582	45,154
Deferred income taxes	11,954	11,954
Derivative instruments	4,020	4,745
Prepaid expenses and other current assets	1,517	1,596

Total current assets	70,112	65,293

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting Unproved	33,143	37,235
Proved	714,717	689,021
Other property and equipment	2,903	2,869
Accumulated depletion, depreciation and amortization	(70,273)	(57,564)

Net property and equipment	680,490	671,561

Other assets:
Restricted cash	14,781	14,781
Derivative instruments	2,683	3,098
Deferred financing costs	3,029	3,281
Other assets	1,222	2,509

Total assets	$772,317	$760,523

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$64,632	$58,144
Asset retirement obligations	2,999	3,072
Derivative instruments	41,462	31,193

Total current liabilities	109,093	92,409

Long term liabilities:
Long term debt	82,000	127,900
Asset retirement obligations	11,951	11,693
Derivative instruments	74,494	51,279
Deferred income taxes	63,651	73,376

Total liabilities	341,189	356,657

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 58,534,605 and 54,717,571 shares at March 31, 2011 and December 31, 2010, respectively	6	5
Additional paid-in capital	480,828	436,794
Accumulated deficit	(49,706)	(32,933)

Total stockholders’ equity	431,128	403,866

Total liabilities and stockholders’ equity	$772,317	$760,523

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Operations (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Oil	$48,546	$35,857
Gas	4,805	4,542
Other	705	733

Total revenue	54,056	41,132

Operating expenses:
Lease operating	14,386	13,255
Production and ad valorem taxes	7,792	6,293
Depletion, depreciation, amortization, and asset retirement obligation accretion	12,969	10,713
General and administrative	4,352	2,653

Total operating expenses	39,499	32,914

Income from operations	14,557	8,218

Other income (expense):
Interest expense, net	(1,114)	(1,072)
Realized and unrealized gains (losses) on derivative instruments	(39,974)	210
Other income	33	33

Total other expense	(41,055)	(829)

Income (loss) before income taxes	(26,498)	7,389
Income tax benefit (expense)	9,725	(2,685)

Net income (loss)	$(16,773)	$4,704

Net income (loss) per common share:
Basic and diluted	$(0.32)	$0.09
Weighted average common shares outstanding:
Basic and diluted	53,204	49,906
See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)
(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2011	54,718	$5	$436,794	$(32,933)	$403,866
Issuance of stock, restricted stock and equity-based compensation	545	—	1,443	—	1,443
Restricted stock forfeitures	(4)	—	—	—	—
Exercise of warrants	3,276	1	42,591	—	42,592
Net loss	—	—	—	(16,773)	(16,773)

Balance as of March 31, 2011	58,535	$6	$480,828	$(49,706)	$431,128

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net income (loss)	$(16,773)	$4,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	12,969	10,713
Amortization of deferred financing costs	252	—
Equity-based compensation, net	1,425	207
Unrealized (gain) loss on derivative instruments	34,624	(2,346)
Deferred income taxes	(9,725)	2,650
Change in operating assets and liabilities:
Accounts receivable	(5,410)	(1,851)
Other current assets	79	380
Accounts payable and accrued expenses	6,250	162

Net cash provided by operating activities	23,691	14,619

Investing activities:
Oil and gas exploration and development expenditures	(21,470)	(12,720)
Proceeds from sale of oil and gas properties	29	118
Purchase of other property and equipment	(34)	(70)
Increase in restricted cash	—	(1,816)
Decrease in other noncurrent assets	1,287	—

Net cash used in investing activities	(20,188)	(14,488)

Financing activities:
Proceeds from bank borrowings	46,400	52,325
Repayments of bank borrowings	(92,300)	(46,500)
Payment of financing costs	—	(4,038)
Exercise of warrants	42,592	—

Net cash provided by (used in) financing activities	(3,308)	1,787

Net increase in cash and cash equivalents	195	1,918
Cash and cash equivalents at beginning of period	1,844	455

Cash and cash equivalents at end of period	$2,039	$2,373

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$903	$1,479

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements
Note 1 — Organization and Nature of Business
     Resolute Energy Corporation (“Resolute” or the “Company”), a Delaware corporation incorporated on July 28, 2009, is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, gas and natural gas liquids. The Company conducts all of its activities in the United States of America, principally in the Paradox Basin in southeastern Utah and the Powder River Basin in Wyoming.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2010. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All intercompany balances and transactions have been eliminated in consolidation.
     In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated subsequent events after the balance sheet date.
Significant Accounting Policies
     The significant accounting policies followed by Resolute are set forth in Resolute’s consolidated financial statements for the year ended December 31, 2010. These unaudited condensed consolidated financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2010.
Assumptions, Judgments and Estimates
     The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events. Accordingly, actual results could differ from amounts previously established.
     Significant estimates with regard to the condensed consolidated financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative assets and liabilities, the estimated expense for share-based compensation and depletion, depreciation, and amortization.
Note 3 — Asset Retirement Obligation
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
     Restricted cash of $14.8 million is legally restricted for the purpose of settling certain asset retirement obligations of Resolute Aneth, LLC (“Aneth”), which is a wholly owned subsidiary of the Company.
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
     The following table provides a reconciliation of Resolute’s asset retirement obligations for the three months ended March 31, (in thousands):

	2011	2010
Asset retirement obligations at beginning of period	$14,765	$10,438
Additional liability incurred	—	—
Accretion expense	259	202
Liabilities settled	(74)	(1,274)
Revisions to previous estimates	—	17

Asset retirement obligations at March 31, 2011	14,950	9,383
Less: current asset retirement obligations	(2,999)	—

Long—term asset retirement obligations	$11,951	$9,383

Note 4 — Earnings per Share
     The Company computes basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potentially dilutive shares consist of the incremental shares issuable under the outstanding warrants which entitle the holder to purchase one share of the Company’s common stock at a price of $13.00 per share and expire on September 25, 2014, and incremental shares issuable under the Company’s 2009 Performance Incentive Plan (the “Incentive Plan”).
     The treasury stock method is used to measure the dilutive impact of potentially dilutive shares. Dilutive potential shares of common stock prior to application of the treasury method for the three months ended March 31, 2011, included 45,123,730 shares issuable under the outstanding warrants, 946,284 shares of time-based restricted stock and 448,012 shares of restricted stock subject to a market condition. Due to the net loss during the first quarter of 2011, no potentially dilutive shares of common stock are included in the calculation of shares outstanding as their inclusion would be anti-dilutive. There were no dilutive shares for the three months ended March 31, 2010 as (i) 34,600,000 warrants were anti-dilutive as their exercise price was greater than the average price of the Company’s common stock during the three months then ended; (ii) 13,800,000 warrants were considered contingently issuable as the last sales price of the Company’s common stock, through March 31, 2010, had not exceeded $13.75 for any 20 days within any 30 day trading period; and (iii) shares issuable under the Incentive Plan were considered contingently issuable.
Note 5 — Long Term Debt
     Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated Credit Facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrued interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin was based on the level of utilization under the borrowing base. As of March 31, 2011, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.61%. The recorded value of the Credit Facility approximates its fair market value. The Company capitalized $0.1 million of interest expense during the three months ended March 31, 2011.
     The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim re-determination. As of March 31, 2011, outstanding borrowings were $82.0 million and unused availability under the borrowing base was $174.7 million. The borrowing base availability had been reduced by $3.3 million in conjunction with letters of credit issued to vendors at March 31, 2011. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., which are subsidiaries of the Company.

     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at March 31, 2011.
     On April 18, 2011, the Company entered into the First Amendment to the amended and restated Credit Facility agreement. Under the terms of the amendment, the Company is permitted to use proceeds received from the exercise of outstanding warrants to repurchase equity securities. On April 25, 2011, the Company entered into the Second Amendment to the amended and restated credit facility agreement. Under the terms of this amendment, the borrowing base was increased from $260.0 million to $300.0 million. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.75% to 2.75% or (b) the Alternative Base Rate (as defined above) plus a margin which ranges from 0.75% to 1.75%. Each such margin is based on the level of utilization under the borrowing base.
     As of May 3, 2011, Resolute had outstanding borrowings of $57.6 million under the Credit Facility, resulting in an unused availability of $239.1 million under the borrowing base.
Note 6 — Income Taxes
     Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three month periods ended March 31, 2011 and 2010, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.
     The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Current income tax expense	$—	$(35)
Deferred income tax benefit (expense)	9,725	(2,650)

Total income tax benefit (expense)	$9,725	$(2,685)

     The Company had no reserve for uncertain tax positions as of March 31, 2011 or 2010.
     The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado, Utah and North Dakota. The tax years that remain open to examination by the Internal Revenue Service (“IRS”) are the years 2007 through 2010. Certain tax returns of subsidiaries of the Company are currently under examination by the IRS for the years 2008 and 2009. The tax years that remain open to examination by state taxing authorities are 2006 through 2010.
Note 7 — Stockholders’ Equity and Equity Based Awards
Preferred Stock
     The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of March 31, 2011 or December 31, 2010.
Common Stock
     The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At March 31, 2011 and December 31, 2010, the Company had 58.5 million and 54.7 million shares of common stock issued and outstanding, respectively. During the three months ended March 31, 2011, 3,250,000 “Earnout Shares” vested. Earnout Shares are shares of the Company’s common stock that were issued at the time of the merger between the Company and Hicks Acquisition Company I, Inc. in September 2009. These shares had voting rights and were transferable, but were not registered for resale and were not able to participate in dividends until the trading price of the Company’s common stock exceeded $15.00 per share for 20 consecutive trading days. This target was met and the Earnout Shares vested on February 2, 2011.

     During the first quarter of 2011, 3.3 million warrants were exercised for proceeds to the company of $42.6 million. At March 31, 2011, 45.1 million warrants remain outstanding. Through May 3, 2011, an additional 2.4 million warrants had been exercised for proceeds of $31.8 million.
Share-Based Compensation
     The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.
     On July 31, 2009, the Company adopted the 2009 Performance Incentive Plan, providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are intended to further align the interests of award recipients and the Company’s stockholders.
     During the quarter ended March 31, 2011, pursuant to the Incentive Plan, the Company granted 528,385 shares of restricted stock to employees. No shares of restricted stock were granted to employees during the quarter ended March 31, 2010. Shares of restricted stock generally vest in four year increments at specified dates based on continued employment and the satisfaction of certain market performance metrics.
     Two-thirds of each grant of restricted stock is time-based and will vest based on continued employment in four equal tranches. The compensation expense to be recognized for the time-based awards was measured based on the Company’s traded stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 9%.
     The remaining one-third of each grant is subject to the satisfaction of pre-established market performance targets. The performance-based shares will vest in equal tranches beginning on December 31st of the year of the grant if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price ended on December 31st of the year prior to the grant (which was $11.134 for 2010 grants and $14.227 for 2011 grants). At the end of each year, the twenty trading day average stock price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year. In that way, an underperforming year can be offset by an over-performing year.
     The compensation expense to be recognized for the performance-based awards incorporates forfeiture rates and was measured based on the estimated fair value at the date of grant using a binomial lattice model that incorporates a Monte Carlo simulation.
     The valuation model for the performance-based awards used the following assumptions:

	Average Expected
Grant Year	Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2010	70.5% - 76.4%	0%	1.04% - 1.75%
2011	71.4% - 71.9%	0%	1.59% - 1.77%
     During the three months ended March 31, 2011 and 2010, pursuant to the Incentive Plan, the Company granted 16,128 shares and 5,492 shares of restricted stock to the Company’s Board of Directors, respectively. One quarter of each Board of Director award was granted without restriction with the remainder vesting over a three year service period. The compensation expense to be recognized for the awards was measured based on the Company’s closing stock price on the date of the grant.

     For the three months ended March 31, 2011, the Company recorded $1.4 million of stock based compensation expense. No expense related to employee awards was recorded during the first quarter of 2010. There was unrecognized compensation expense for all awards of restricted stock under the Incentive Plan of approximately $20.2 million, at March 31, 2011, which is expected to be recognized over a weighted-average period of 2.9 years. The following table summarizes the Company’s restricted stock activity for the three month period ended March 31, 2011:

		Weighted Average Grant Date
	Shares	Fair Value
Non-vested, beginning of period	1,321,599	$11.40
Granted	544,513	$16.66
Vested	(5,404)	$16.07
Forfeited	(3,749)	$11.50

Non-vested, end of period	1,856,959	$12.93

Note 8 — Derivative Instruments
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
     The table below summarizes the location and amount of commodity derivative instrument gains (losses) reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Other income (expense):
Realized losses	$(5,350)	$(2,136)
Unrealized gains (losses)	(34,624)	2,346

Total gains (losses) on derivative instruments	$(39,974)	$210

     As of March 31, 2011, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars.

		(NYMEX WTI)
Year	Bbl per Day	Floor Price	Ceiling Price
2011	3,750	$66.67	$94.67
2012	875	$69.71	$98.14
2013	775	$80.00	$105.00
2014	1,550	$65.00	$110.00
     As of March 31, 2011, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

				Gas (NYMEX HH)
		Oil (NYMEX WTI)		Weighted Average
		Weighted Average		Hedge Price per
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	MMBtu
2011	750	$70.58	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40

     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of March 31, 2011.

			Weighted Average
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu
2011 — 2013	Rocky Mountain NWPL	1,800	$2.10
2011	Rocky Mountain CIG	1,500	$0.57
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.59
2014	Rocky Mountain CIG	1,000	$0.59
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
     The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2011 and December 31, 2010 (in thousands):

	Level 2
Description	March 31, 2011	December 31, 2010
Assets
Commodity swaps	$4,020	$4,745

Current assets: derivative instruments	$4,020	$4,745

Commodity swaps	$2,683	$3,098

Other assets: derivative instruments	$2,683	$3,098

Liabilities
Commodity swaps	$19,913	$585
Commodity collars	21,549	30,608

Current liabilities: derivative instruments	$41,462	$31,193

Commodity swaps	$60,803	$50,793
Commodity collars	13,691	486

Long term liabilities: derivative instruments	$74,494	$51,279

Note 9 — Commitments and Contingencies
CO2Take-or-Pay Agreements
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
     On October 5, 2010, Resolute entered into an amendment of the contract effective September 1, 2010. The amendment extended the term of the contract to December 31, 2020, and allows the Company flexibility to adjust the minimum purchase commitments; therefore, these yearly commitments may change.

     Future minimum CO2 purchase commitments as of March 31, 2011 under this purchase agreement, based on prices in effect on March 31, 2011, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2011	20,386
2012	28,067
2013	27,057
2014	22,392
2015	17,261
Thereafter	41,802

Total	$156,965

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the accompanying financial statements and related notes contained elsewhere in this report. References to the “Company,” “us” or “we” refer to Resolute Energy Corporation (“Resolute”) and its subsidiaries.
Overview
     Resolute is an independent oil and gas company engaged in the exploration, exploitation and development of oil and gas properties located in Utah, Wyoming, North Dakota and, to a lesser extent, Alabama and Oklahoma. Approximately 88% of our revenue is generated from the sale of oil production. Our main focus is on increasing reserves and production from our properties located in Utah (“Aneth Field Properties”), from Hilight Field and related properties in Wyoming (“Wyoming Properties”), drilling and developing our properties in the Bakken Trend of the Williston Basin in North Dakota (the “Bakken Properties”), and improving efficiency and controlling costs in our operations. We have completed a number of exploitation projects that have increased our proved developed reserve base, and have plans for additional expansion and enhancement projects. We plan to further expand our reserve base through a focused acquisition strategy by looking to acquire properties that have upside potential through development drilling and exploitation projects and through the acquisition, exploration and exploitation of acreage that appears to contain relatively low risk and repeatable drilling opportunities. Also, we seek to reduce the effect of short-term commodity price fluctuations on our cash flow through the use of various derivative instruments.
     Our largest asset, constituting 92% of our proved reserves, is our ownership of working interests in Greater Aneth Field, a mature, long-lived oil producing field located in the Paradox Basin on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units covering approximately 43,000 gross acres. These are the Aneth Unit, in which we own a 62% working interest, the McElmo Creek Unit, in which we own a 75% working interest, and the Ratherford Unit, in which we own a 59% working interest.
     Resolute’s Wyoming Properties are largely located in the Powder River Basin of Wyoming and constitute approximately 7% of Resolute’s net proved reserves. Hilight Field, anchoring the Wyoming production and reserves, produces oil and gas from the Muddy formation as well as shallow coalbed methane.
     Resolute’s Bakken Properties are in Williams and McKenzie Counties, North Dakota. These leaseholds are located within the Bakken shale trend of the Williston Basin. Although the Middle Bakken formation is the primary objective, secondary objectives include the Three Forks, Madison and Red River formations.
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
     Resolute’s management uses a variety of financial and operational measurements to analyze its operating performance. These measurements include: (i) production levels, trends and prices, (ii) reserve and production volumes and trends, (iii) operating expenses and general and administrative expenses, (iv) operating cash flow and (v) Adjusted EBITDA. The analysis of these measurements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Resolute’s Annual Report on Form 10-K for the year ended December 31, 2010.
Factors That Significantly Affect Resolute’s Financial Results
     Revenue, cash flow from operations and future growth depend substantially on factors beyond Resolute’s control, such as economic, political and regulatory developments and competition from other sources of energy. Crude oil prices have historically been volatile and may fluctuate widely in the future. Sustained periods of low prices for crude oil could materially and adversely affect Resolute’s financial position, its results of operations, the quantities of oil and gas that it can economically produce, and its ability to obtain capital.
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
Results of Operations
     For the purposes of management’s discussion and analysis of the results of operations of Resolute, management has analyzed the Company’s operational results for the three months ended March 31, 2011 and March 31, 2010. The following table reflects the components of the Company’s sales volumes and sets forth its sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated.

	Three Months Ended
	March 31,
	2011	2010
Net Sales:
Total sales (MBoe)	707	636
Average daily sales (Boe/d)	7,859	7,062

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$76.42	$64.72

Operating Expenses ($/Boe):
Lease operating	$20.34	$20.80
Production and ad valorem taxes	11.02	9.95
General and administrative	6.15	4.17
General and administrative (excluding non-cash compensation expense)	4.21	3.90
Depletion, depreciation, amortization and accretion	18.33	16.86
Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010
     Revenue. Revenue from oil and gas activities increased to $54.1 million during 2011, from $41.1 million during 2010. Of the $13 million increase in revenue, approximately $8.3 million was attributable to higher commodity prices, while $4.7 million was attributable to increased production. Average sales price for the quarter, excluding derivative settlements, increased from $64.72 per Boe in 2010 to $76.42 per Boe in 2011, primarily as a function of increased commodity pricing. Sales volumes increased 11% during 2011 as compared to 2010, from 636 MBoe to 707 MBoe. This increase was largely due to the success of a well re-completion program in the McElmo Creek Unit during the second half of 2010 and increased response from the Company’s CO2 flood projects in its Aneth field properties. Additionally, Hilight Unit sales volumes in the first quarter of 2011 increased versus sales volumes during the first quarter of 2010 due to limited compression capability at the Western Gas Resources Hilight plant during the first quarter of 2010.
     Operating Expenses. Lease operating expenses include direct labor, contract services, field office rent, production and ad valorem taxes, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, workover expenses, utilities and other customary charges. Resolute assesses lease operating expenses in part by monitoring the expenses in relation to production volumes and the number of wells operated.
     Lease operating expenses increased to $14.4 million during 2011, from $13.3 million during 2010. The $1.1 million, or 8%, increase was attributable to increases in contract labor, equipment and maintenance costs and utilities and fuel. This overall increase was offset by decreases in company labor and compression and gathering costs.
     Production and ad valorem taxes increased by 24% to $7.8 million in 2011 versus $6.3 million in 2010, mainly due to the increase in commodity pricing versus 2010. Production and ad valorem taxes were 14% of total revenue in 2011 as compared to 15% of total revenue in 2010.
     Depletion, depreciation, amortization and accretion expenses increased to $13.0 million during 2011, as compared to $10.7 million during 2010. The $2.3 million, or 21%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $16.86 per Boe in 2010 to $18.33 per Boe in 2011.
     General and administrative expenses include the costs of employees and executive officers, related benefits, share-based compensation, office leases, professional fees, general corporate overhead and other costs not directly associated with field operations. Resolute monitors its general and administrative expenses carefully, attempting to balance the cash effect of incurring general and administrative costs against the related benefits with a focus on hiring and retaining highly qualified staff who can add value to the Company’s asset base.

     General and administrative expenses for Resolute increased to $4.4 million during 2011, as compared to $2.7 million during 2010. The $1.7 million, or 63%, increase in general and administrative expenses mainly resulted from a $0.5 million increase in personnel costs due to additional employees versus 2010, $0.8 million of increased cost related the Company’s short term incentive compensation plan, which is being accrued ratably over the full year in 2011, but which did not occur until the last four months of 2010, and a $1.2 million increase in stock based compensation expense. Equity awards were granted under the 2009 Performance Incentive Plan during the first quarter of 2011 but were not granted until the second quarter of 2010. These increases were offset by a decrease in professional service fees and an increase in overhead billings.
     Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2011, the loss on oil and gas derivatives was $40.0 million, consisting of $34.6 million of unrealized losses and $5.4 million of realized losses on derivative settlements. During 2010, the gain on oil and gas derivatives was $0.2 million, consisting of unrealized gains of $2.3 million offset by $2.1 million of realized losses.
     Interest expense was $1.1 million during 2011 and 2010, due to generally consistent average outstanding debt balances and interest rates during both quarters.
     Income Tax Benefit (Expense). Income tax benefit recognized during 2011 was $9.7 million, or 36.7% of income before income taxes, as compared to income tax expense of $2.7 million, or 36.3% of income before income taxes for Resolute in 2010.
Liquidity and Capital Resources
     Resolute’s primary sources of liquidity are cash generated from operations, amounts available under its revolving Credit Facility (as defined below) and proceeds from warrant exercises. For the purposes of management’s discussion and analysis of liquidity and capital resources, management has analyzed the cash flows and capital resources for the three months ended March 31, 2011 and March 31, 2010.

	Three Months
	Ended March 31,
	2011	2010
	(in thousands)
Cash provided by operating activities	$23,691	$14,619
Cash used in investing activities	(20,188)	(14,488)
Cash provided by (used in) financing activities	(3,308)	1,787
     Net cash provided by operating activities was $23.7 million for the first three months of 2011 compared to $14.6 million for the 2010 period.
     Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.
     Net cash used in investing activities was $20.2 million in 2011 compared to net cash used of $14.5 million in 2010. The primary investing activities in 2011 and 2010 were capital expenditures of $21.5 million and $12.7 million, respectively. The 2011 capital expenditures were comprised of $12.4 million in compression and facility related projects, $3.5 million in CO2 acquisition, $5 million in drilling and completion activities in the Bakken trend of North Dakota and $0.6 million in recompletion activities in the Company’s Wyoming properties. The 2010 capital expenditures were comprised of $5.9 million in leasehold costs in North Dakota, $3.4 million in CO2 acquisition and $3.4 million in other capital expenditures.
     Net cash used in financing activities was $3.3 million in 2011 compared to net cash provided by financing activities of $1.8 million in 2010. The primary financing activities in 2011 were $45.9 million in net Credit Facility payments and proceeds of $42.6 million from warrants exercised. Primary financing activities in 2010 were $5.8 million in net borrowings under the Credit Facility and $4.0 million in deferred financing costs related to the amended credit agreement entered into by the Company on March 30, 2010. During the period from April 1, 2011, through May 3, 2011, the Company received $31.8 million in proceeds from warrant exercises. The Company is unable to predict the amount or timing of future exercises.
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
Revolving Credit Facility
     Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated Credit Facility agreement. Under the terms of the restated agreement, the borrowing base was increased from $240.0 million to $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrued interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of March 31, 2011, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.61%.
     The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. As of March 31, 2011, outstanding borrowings were $82.0 million and unused availability under the borrowing base was $174.7 million. The borrowing base availability had been reduced by $3.3 million in conjunction with letters of credit issued to vendors at March 31, 2011. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and RWI, and is guaranteed by Resolute’s subsidiaries.
     The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at March 31, 2011.
     On April 18, 2011, the Company entered into the First Amendment to the amended and restated Credit Facility agreement. Under the terms of the amendment, the Company is permitted to use proceeds received from the exercise of outstanding warrants to repurchase equity securities. On April 25, 2011, the Company entered into the Second Amendment to the amended and restated Credit Facility agreement. Under the terms of this amendment, the borrowing base was increased from $260.0 million to $300.0 million. At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.75% to 2.75% or (b) the Alternative Base Rate (as defined above) plus a margin which ranges from 0.75% to 1.75%. Each such margin is based on the level of utilization under the borrowing base.
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
     By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all of which are members of Resolute’s Credit Facility bank syndicate at March 31, 2011.
     As of March 31, 2011, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars with respect to its oil and production:

		(NYMEX WTI)
Year	Bbl per Day	Floor Price	Ceiling Price
2011	3,750	$66.67	$94.67
2012	875	$69.71	$98.14
2013	775	$80.00	$105.00
2014	1,550	$65.00	$110.00
     As of March 31, 2011, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps with respect to its oil and gas production through 2013:

		Oil (NYMEX WTI)		Gas (NYMEX HH)
		Weighted Average		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	Hedge Price per MMBtu
2011	750	$70.58	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
     Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of March 31, 2011:

			Weighted Average
			Hedged Price
Year	Index	MMBtu per Day	Differential per MMBtu
2011 — 2013	Rocky Mountain NWPL	1,800	$2.10
2011	Rocky Mountain CIG	1,500	$0.57
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.59
2014	Rocky Mountain CIG	1,000	$0.59
Interest Rate Risk
     At March 31, 2011, Resolute has $82.0 million of outstanding debt. Interest is calculated under the terms of the agreement based generally on a LIBOR spread. A 10% increase in LIBOR would result in a less than $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.
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

ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation, those officers have concluded that:
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
     There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     Information about material risks related to Resolute’s business, financial condition and results of operations for the quarter ended March 31, 2011, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010. These risks and those described below are not the only risks facing the Company.
Exercise of outstanding Warrants would result in dilution to our stockholders and might have an adverse effect on the market price of our common stock.
     At May 3, 2011, an aggregate of 21,875,503 Public Warrants and 20,800,000 Sponsor’s Warrants and Founder’s Warrants are exercisable at an exercise price of $13.00 per share. These warrants would likely only be exercised if the market price of our common stock exceeds the $13.00 per share exercise price. Exercise of these warrants at such time will result in dilution to our stockholders, which could cause the market price of our common stock to decline. Outstanding Warrants at such date represented approximately 41% of our total capitalization, assuming full exercise of the warrants. Our common stock price has exceeded $13.00 per share since December 1, 2010. The Company is unable to predict the amount or timing of future exercises.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     Not applicable.

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	May 5, 2011

/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	May 5, 2011