Form 10-Q
period 2011-06-30
Resolute Energy Corp
filed 2011-08-08
CIK 1469510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ No ☑
As of July 31, 2011, 60,971,255 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2011 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to future acquisitions, our future debt levels and liquidity, future derivative activities and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and our Annual Report on Form 10-K for the year ended December 31, 2010, and such things as:
•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves;
•	discovery and development of, and our ability to replace, oil and gas reserves;
•	our future cash flow, liquidity and financial position;
•	the success of our business and financial strategy, derivative strategies and plans;
•	the amount, nature and timing of our capital expenditures, including future development costs;
•	a lack of available capital and financing;
•	the effectiveness and results of our CO2 flood program;
•	the success of the development plan and production from our oil and gas properties, particularly our Aneth Field Properties;
•	the timing and amount of future production of oil and gas;
•	the completion, timing and success of exploratory drilling in the Bakken trend of the Williston Basin in North Dakota and the Wolfbone play in the Delaware Basin of West Texas;
•	availability of drilling, completion and production equipment;
•	inaccuracy in reserve estimates and expected production rates;
•	our operating costs and other expenses;
•	our success in marketing oil and gas;
•	competition in the oil and gas industry;
•	operational problems, or uninsured or underinsured losses affecting our operations;
•	the impact and costs related to compliance with or changes in laws or regulations governing our oil and gas operations;
•	our relationship with the Navajo Nation, the local community in the area where we operate, and Navajo Nation Oil and Gas Company, as well as the timing of when certain purchase rights held by Navajo Nation Oil and Gas Company become exercisable;
•	the impact of weather and the occurrence of disasters, such as fires, floods and other events and natural disasters;
•	environmental liabilities;
•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;
•	risks related to our level of indebtedness;

•	developments in oil and gas-producing countries;
•	loss of senior management or key technical personnel;
•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;
•	risk factors discussed or referenced in this report; and
•	other factors, many of which are beyond our control.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RESOLUTE ENERGY CORPORATION
Condensed Consolidated Balance Sheets (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$374	$1,844
Accounts receivable	50,942	45,154
Deferred income taxes	12,411	11,954
Derivative instruments	3,444	4,745
Prepaid expenses and other current assets	1,537	1,596

Total current assets	68,708	65,293

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	58,248	37,235
Proved	739,163	689,021
Other property and equipment	3,184	2,869
Accumulated depletion, depreciation and amortization	(83,706)	(57,564)

Net property and equipment	716,889	671,561

Other assets:
Restricted cash	16,601	14,781
Derivative instruments	2,435	3,098
Deferred financing costs	2,899	3,281
Other assets	1,274	2,509

Total assets	$808,806	$760,523

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$70,459	$58,144
Asset retirement obligations	2,843	3,072
Derivative instruments	31,398	31,193

Total current liabilities	104,700	92,409

Long term liabilities:
Long term debt	66,500	127,900
Asset retirement obligations	11,079	11,693
Derivative instruments	56,724	51,279
Deferred income taxes	79,034	73,376

Total liabilities	318,037	356,657

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 60,972,486 and 54,717,571 shares at June 30, 2011 and December 31, 2010, respectively	6	5
Additional paid-in capital	514,802	436,794
Accumulated deficit	(24,039)	(32,933)

Total stockholders’ equity	490,769	403,866

Total liabilities and stockholders’ equity	$808,806	$760,523

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Operations (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Oil	$53,892	$35,735	$102,438	$71,592
Gas	5,238	4,069	10,043	8,611
Other	778	838	1,483	1,571

Total revenue	59,908	40,642	113,964	81,774

Operating expenses:
Lease operating	13,526	12,192	27,912	25,414
Production and ad valorem taxes	8,233	5,810	16,025	12,136
Depletion, depreciation, amortization, and asset retirement obligation accretion	13,692	11,220	26,660	21,933
General and administrative	4,753	3,834	9,106	6,487

Total operating expenses	40,204	33,056	79,703	65,970

Income from operations	19,704	7,586	34,261	15,804

Other income (expense):
Interest expense, net	(772)	(1,275)	(1,887)	(2,347)
Realized and unrealized gains (losses) on derivative instruments	21,644	24,226	(18,331)	24,436
Other income	18	14	52	47

Total other income (expense)	20,890	22,965	(20,166)	22,136

Income before income taxes	40,594	30,551	14,095	37,940
Income tax expense	(14,926)	(11,483)	(5,201)	(14,168)

Net income	$25,668	$19,068	$8,894	$23,772

Net income per common share:
Basic	$0.44	$0.38	$0.16	$0.48
Diluted	$0.37	$0.38	$0.13	$0.47
Weighted average common shares outstanding:
Basic	58,883	49,905	56,059	49,905
Diluted	70,154	50,526	67,713	50,820
See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)
(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2011	54,718	$5	$436,794	$(32,933)	$403,866
Issuance of stock, restricted stock and equity-based compensation	556	—	3,606	—	3,606
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(25)	—	(15)	—	(15)
Exercise of warrants	5,724	1	74,417	—	74,418
Net income	—	—	—	8,894	8,894

Balance as of June 30, 2011	60,973	$6	$514,802	$(24,039)	$490,769

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income	$8,894	$23,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	26,660	21,933
Amortization of deferred financing costs	512	252
Equity-based compensation, net	3,532	1,650
Unrealized (gain) loss on derivative instruments	7,615	(27,987)
Deferred income taxes	5,201	14,060
Change in operating assets and liabilities:
Accounts receivable	(5,715)	(1,944)
Other current assets	59	625
Accounts payable and accrued expenses	3,326	(6,343)

Net cash provided by operating activities	50,084	26,018

Investing activities:
Oil and gas exploration and development expenditures	(66,841)	(29,163)
Proceeds from sale of oil and gas properties and other `	4,505	223
Purchase of other property and equipment	(315)	(121)
Increase in restricted cash	(1,820)	(1,816)
Other noncurrent assets	45	44

Net cash used in investing activities	(64,426)	(30,833)

Financing activities:
Proceeds from bank borrowings	138,100	105,625
Repayments of bank borrowings	(199,500)	(96,150)
Payment of financing costs	(130)	(4,039)
Redemption of restricted stock for employee income taxes and restricted stock forfeitures	(15)	—
Proceeds from exercise of warrants	74,417	1

Net cash provided by financing activities	12,872	5,437

Net increase (decrease) in cash and cash equivalents	(1,470)	622
Cash and cash equivalents at beginning of period	1,844	455

Cash and cash equivalents at end of period	$374	$1,077

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,726	$1,836

Supplemental schedule of non-cash investing and financing activities:
Asset retirement obligations sold	$1,307	$—

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements
Note 1 — Organization and Nature of Business
Resolute Energy Corporation (“Resolute” or the “Company”), a Delaware corporation incorporated on July 28, 2009, is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, gas and natural gas liquids. The Company conducts all of its activities in the United States of America.
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
In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated events that occurred subsequent to the balance sheet date.
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
Restricted cash of $16.6 million is contractually restricted for the purpose of settling certain asset retirement obligations of Resolute Aneth, LLC (“Aneth”), which is a wholly owned subsidiary of the Company.
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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the six months ended June 30, (in thousands):

	2011	2010

Asset retirement obligations at beginning of period	$14,765	$10,438
Additional liability incurred	72	4
Accretion expense	518	398
Liabilities settled	(1,433)	(1,746)
Revisions to previous estimates	—	17

Asset retirement obligations at end of period	13,922	9,111
Less: current asset retirement obligations	(2,843)	(240)

Long-term asset retirement obligations	$11,079	$8,871

Liabilities settled include $1.3 million of asset retirement obligations transferred with the sale of non-strategic oil and gas properties during the second quarter of 2011.
Note 4 — Earnings per Share
The Company computes basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potentially dilutive shares consist of the incremental shares issuable under the outstanding warrants, which entitle the holder to purchase one share of the Company’s common stock at a price of $13.00 per share and expire on September 25, 2014, and incremental shares issuable under the Company’s 2009 Performance Incentive Plan (the “Incentive Plan”).
The treasury stock method is used to measure the dilutive impact of potentially dilutive shares. Dilutive potential common shares for the three months ended June 30, 2011 included 9,846,960 shares issuable under the outstanding warrants, 1,108,251 shares of time-based restricted stock and 315,863 shares of restricted stock subject to a market condition. Dilutive potential common shares for the six months ended June 30, 2011 included 10,413,260 shares issuable under the outstanding warrants, 948,024 shares of time-based restricted stock and 292,607 shares of restricted stock subject to a market condition.
The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$25,668	$19,068	$8,894	$23,772

Basic weighted average common shares outstanding	58,883	49,905	56,059	49,905
Add: dilutive effect of non-vested restricted stock	1,424	621	1,241	915
Add: dilutive effect of outstanding warrants	9,847	—	10,413	—

Diluted weighted average common shares outstanding	70,154	50,526	67,713	50,820

Basic earnings per common share	$0.44	$0.38	$0.16	$0.48
Diluted earnings per common share	$0.37	$0.38	$0.13	$0.47
Note 5 — Long Term Debt
Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated Credit Facility agreement. Under the terms of the restated agreement, the borrowing base was established at $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrued interest at either (a) the London Interbank Offered Rate, plus a margin which varied from 2.25% to 3.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranged from 1.25% to 2.0%. Each such margin was based on the level of utilization under the borrowing base.

During April of 2011, the Company entered into two amendments to the amended and restated Credit Facility agreement. Under the terms of the amendments, the Company is permitted to use proceeds received from the exercise of outstanding warrants to repurchase equity securities, the borrowing base was increased from $260.0 million to $300.0 million and, at Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.75% to 2.75% or (b) the Alternative Base Rate (as defined above) plus a margin which ranges from 0.75% to 1.75%. Each such margin is based on the level of utilization under the borrowing base. As of June 30, 2011, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.01%. The recorded value of the Credit Facility approximates its fair market value. The Company capitalized $0.2 million and $0.4 million of interest expense during the three and six months ended June 30, 2011, respectively.
The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim re-determination. As of June 30, 2011, outstanding borrowings were $66.5 million and unused availability under the borrowing base was $230.2 million. The borrowing base availability had been reduced by $3.3 million in conjunction with letters of credit issued to vendors at June 30, 2011. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., which are subsidiaries of the Company.
The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at June 30, 2011.
Note 6 — Income Taxes
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six month periods ended June 30, 2011 and 2010, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.
The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Current income tax expense	$—	$(73)	$—	$(108)
Deferred income tax expense	(14,926)	(11,410)	(5,201)	(14,060)

Total income tax expense	$(14,926)	$(11,483)	$(5,201)	$(14,168)

The Company had no reserve for uncertain tax positions as of June 30, 2011 or December 31, 2010.
The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado, Utah, North Dakota and Texas. The tax years that remain open to examination by the Internal Revenue Service (“IRS”) are the years 2007 through 2010. Certain tax returns of subsidiaries of the Company are currently under examination by the IRS for the years 2008 and 2009. The tax years that remain open to examination by state taxing authorities are 2006 through 2010.
Note 7 — Stockholders’ Equity and Equity Based Awards
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of June 30, 2011 or December 31, 2010.
Common Stock
The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At June 30, 2011 and December 31, 2010, the Company had 61 million and 54.7 million shares of common stock issued and outstanding, respectively. During the first quarter of 2011, 3,250,000 “Earnout Shares” vested. Earnout Shares are shares of the Company’s common stock that were issued at the time of the merger between the Company and Hicks Acquisition Company I, Inc. in September 2009. These shares had voting rights and were transferable, but were not registered for resale and were not able to participate in dividends until the trading price of the Company’s common stock exceeded $15.00 per share for 20 consecutive trading days. This target was met and the Earnout Shares vested on February 2, 2011.

During the six months ended June 30, 2011, 5.7 million warrants were exercised for proceeds to the company of $74.4 million. At June 30, 2011, 42.7 million warrants remain outstanding.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.
On July 31, 2009, the Company adopted the 2009 Performance Incentive Plan (“Incentive Plan”), providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of Company common shares that may be issued under the Incentive Plan was increased from 2,657,744 to 9,157,744 pursuant to an amendment to the Incentive Plan that received shareholder approval at the Company’s Annual Meeting on June 2, 2011.
During the six months ended June 30, 2011, the Company granted 539,655 shares of restricted stock to employees, pursuant to the Incentive Plan. Shares of restricted stock generally vest in four year increments at specified dates based on continued employment and the satisfaction of certain market performance metrics.
Generally, two-thirds of each grant of restricted stock is time-based and will vest with continued employment in four equal tranches. The compensation expense to be recognized for the time-based awards was measured based on the Company’s traded stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 9%.
The remaining one-third of each grant is subject to the satisfaction of pre-established market performance targets. The performance-based shares will generally vest in equal tranches beginning on December 31st of the year of the grant if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price ended on December 31st of the year prior to the grant (which was $11.134 for 2010 grants and $14.227 for 2011 grants). At the end of each year, the twenty trading day average stock price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year. In that way, an underperforming year can be offset by an over-performing year.
The compensation expense to be recognized for the performance-based awards incorporates forfeiture rates and was measured based on the estimated fair value at the date of grant using a binomial lattice model that incorporates a Monte Carlo simulation.
The valuation model for the performance-based awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2010	70.5% – 72.1%	0%	1.65% – 1.75%
2011	71.4% – 73.6%	0%	1.29% – 1.77%
Under the Incentive Plan, the Company granted 16,128 shares of restricted stock to the Company’s Board of Directors during the six months ended June 30, 2011. One quarter of each Board of Director award is granted without restriction with the remainder vesting over a three year service period. The compensation expense to be recognized for the awards was measured based on the Company’s closing stock price on the date of the grant.

For the three and six months ended June 30, 2011, the Company recorded $2.1 million and $3.5 million of stock based compensation expense, respectively. For the three and six months ended June 30, 2010 the Company recorded $1.3 million of stock based compensation expense. There was unrecognized compensation expense for all awards of restricted stock under the Incentive Plan of approximately $18 million at June 30, 2011, which is expected to be recognized over a weighted-average period of 2.8 years. The following table summarizes changes in non-vested restricted stock for the six month period ended June 30, 2011:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested, beginning of period	1,321,599	$11.40
Granted	555,783	$16.63
Vested	(11,323)	$14.31
Forfeited	(24,413)	$13.25

Non-vested, end of period	1,841,646	$12.80

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
The table below summarizes the location and amount of commodity derivative instrument gains (losses) reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Other income (expense):
Realized losses	$(5,365)	$(1,416)	$(10,716)	$(3,551)
Unrealized gains (losses)	27,009	25,642	(7,615)	27,987

Total gains (losses) on derivative instruments	$21,644	$24,226	$(18,331)	$24,436

As of June 30, 2011, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars.

		(NYMEX WTI)
Year	Bbl per Day	Floor Price	Ceiling Price
2011	3,750	$66.67	$94.67
2012	875	$69.71	$98.14
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00
As of June 30, 2011, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

		Oil (NYMEX		Gas (NYMEX HH)
		WTI) Weighted		Weighted Average
		Average Hedge	MMBtu per	Hedge Price per
Year	Bbl per Day	Price per Bbl	Day	MMBtu
2011	750	$70.58	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40

Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of June 30, 2011.

			Weighted Average
			Hedged Price
			Differential per
Year	Index	MMBtu per Day	MMBtu
2011 – 2013	Rocky Mountain NWPL	1,800	$2.100
2011	Rocky Mountain CIG	1,500	$0.570
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.590
2014	Rocky Mountain CIG	1,000	$0.590
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
The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2011 and December 31, 2010 (in thousands):

	Level 2
Description	June 30, 2011	December 31, 2010
Assets
Commodity swaps	$3,444	$4,745

Current assets: derivative instruments	$3,444	$4,745

Commodity swaps	$2,435	$3,098

Other assets: derivative instruments	$2,435	$3,098

Liabilities
Commodity swaps	$22,542	$585
Commodity collars	8,856	30,608

Current liabilities: derivative instruments	$31,398	$31,193

Commodity swaps	$46,161	$50,793
Commodity collars	10,563	486

Long term liabilities: derivative instruments	$56,724	$51,279

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

Future minimum CO2 purchase commitments as of June 30, 2011 under this purchase agreement, based on prices in effect on June 30, 2011, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2011	$12,145
2012	24,991
2013	24,092
2014	19,938
2015	15,369
Thereafter	37,221

Total	$133,756

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Resolute is an independent oil and gas company engaged in the exploration, exploitation and development of oil and gas properties located in Utah, Wyoming, North Dakota and Texas. Approximately 88% of our revenue is generated from the sale of oil production. Our main focus is on increasing reserves and production from our properties located in Utah (“Aneth Field Properties”), from Hilight Field and related properties in Wyoming (“Wyoming Properties”), drilling and developing our properties in the Bakken Trend of the Williston Basin in North Dakota (“Bakken Properties”) and in the Permian Basin of West Texas (“Texas Properties”), and improving efficiency and controlling costs in our operations. We have completed a number of exploitation projects that have increased our proved developed reserve base, and have plans for additional expansion and enhancement projects. We plan to further expand our reserve base through a focused acquisition strategy by looking to acquire properties that have upside potential through development drilling and exploitation projects and through the acquisition, exploration and exploitation of acreage that appears to contain relatively low risk and repeatable drilling opportunities. Also, we seek to reduce the effect of short-term commodity price fluctuations on our cash flow through the use of various derivative instruments.
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
Aneth Field Properties
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
Wyoming Properties
Resolute’s Wyoming Properties are largely located in the Powder River Basin of Wyoming and constitute approximately 7% of Resolute’s net proved reserves. Hilight Field, anchoring the Wyoming production and reserves, produces oil and gas from the Muddy formation as well as shallow coalbed methane.
Bakken Properties
Resolute’s Bakken Properties are in Williams and McKenzie Counties, North Dakota. These leaseholds are located within the Bakken shale trend of the Williston Basin. Although the Middle Bakken formation is the primary objective, secondary objectives include the Three Forks, Madison and Red River formations. During the six months ended June 30, 2011, the Company participated in the drilling of 3 gross (0.5 net) wells. At June 30, 2011, the Company has an interest in 4 gross (1.2 net) wells waiting for completion operations.
Texas Properties
Resolute’s Texas Properties were acquired in June of 2011 and are located in Reeves County, Texas, on the western side of the Permian Basin. The Company owns, and is operator of, 18,400 gross acres (7,900 net acres) in the oil-prone Wolfbone play in the Delaware Basin of West Texas and has drilled, but not completed, 1 gross (0.5 net) well as of June 30, 2011.

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
Results of Operations
For the purposes of Management’s Discussion and Analysis of the Results of Operations of Resolute, management has analyzed the Company’s operational results for the three and six months ended June 30, 2011 and June 30, 2010. The following table reflects the components of the Company’s sales volumes and sets forth its sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Sales:
Total sales (MBoe)	729	661	1,436	1,297
Average daily sales (Boe/d)	8,012	7,266	7,936	7,164

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$82.17	$61.46	$79.34	$63.06

Operating Expenses ($/Boe):
Lease operating	$18.55	$18.44	$19.43	$19.60
Production and ad valorem taxes	11.29	8.79	11.16	9.36
General and administrative	6.52	5.80	6.34	5.00
General and administrative (excluding non-cash compensation expense)	3.79	3.73	4.00	3.81
Depletion, depreciation, amortization and accretion	18.78	16.97	18.56	16.91
Comparison of Quarter Ended June 30, 2011 to Quarter Ended June 30, 2010
Revenue. Revenue from oil and gas activities increased by 47% to $59.9 million during 2011, from $40.6 million during 2010. Of the $19.3 million increase in revenue, approximately $15.1 million was attributable to higher commodity prices, while $4.2 million was attributable to increased production. Average sales price for the quarter, excluding derivative settlements, increased from $61.46 per Boe in 2010 to $82.17 per Boe in 2011, primarily as a function of increased commodity pricing. Sales volumes increased 10% during 2011 as compared to 2010, from 661 MBoe to 729 MBoe. The Aneth Field Properties accounted for the majority of this increase due to the success of the well re-completion program in the McElmo Creek Unit conducted during 2010 and increased response from the Company’s CO2 flood projects in 2011. Additionally, the Bakken Properties accounted for 26%, or 193 Boe per day, of the increase over the second quarter of 2010 with 18 MBoe of production in the second quarter of 2011.
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
Lease operating expenses increased to $13.5 million during 2011, from $12.2 million during 2010. The $1.3 million, or 11%, increase was attributable to increases in equipment and maintenance costs, utilities and fuel and increased workover expense related to injection well repairs in the Aneth Field Properties, offset by decreases in contract and company labor and compression and gathering costs.

Production and ad valorem taxes increased by 42% to $8.2 million in 2011, versus $5.8 million in 2010, mainly due to the increase in commodity pricing and production over 2010. Production and ad valorem taxes were 14% of total revenue in 2011 and 2010.
Depletion, depreciation, amortization and accretion expenses increased to $13.7 million during 2011, as compared to $11.2 million during 2010. The $2.5 million, or 22%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $16.97 per Boe in 2010 to $18.78 per Boe in 2011.
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
General and administrative expenses for Resolute increased to $4.8 million during 2011, as compared to $3.8 million during 2010. The $1 million, or 24%, increase in general and administrative expenses mainly resulted from $0.8 million of increased cost related to the Company’s short term incentive compensation plan, which is being accrued ratably over the full year in 2011, but which did not occur until the last four months of 2010, and $0.6 million in increased stock based compensation expense. The Company recognized a full quarter of stock based compensation expense in 2011 related to awards granted in May 2010 under the 2009 Performance Incentive Plan (“Incentive Plan”) as compared to a partial quarter of expense in 2010. These increases were offset by an increase in overhead billings and decreased professional service fees.
Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2011, the gain on oil and gas derivatives was $21.6 million, consisting of $27.0 million of unrealized gains and $5.4 million of realized losses on derivative settlements. During 2010, the gain on oil and gas derivatives was $24.2 million, consisting of unrealized gains of $25.6 million offset by $1.4 million of realized losses on derivative settlements.
Interest expense in 2011 decreased to $0.7 million from $1.3 million during 2010 due to generally lower average outstanding debt balances and interest rates during 2011.
Income Tax Benefit (Expense). Income tax expense recognized during 2011 was $14.9 million, or 36.8% of income before income taxes, as compared to income tax expense of $11.5 million, or 37.6% of income before income taxes for Resolute in 2010.
Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010
Revenue. Revenue from oil and gas activities increased to $114.0 million during 2011, from $81.8 million during 2010. Of the $32.2 million increase in revenue, approximately $23.4 million was attributable to higher commodity prices, while $8.8 million was attributable to increased production. Average sales price for the quarter, excluding derivative settlements, increased from $63.06 per Boe in 2010 to $79.34 per Boe in 2011, primarily as a function of increased commodity pricing. Sales volumes increased 11% during 2011 as compared to 2010, from 1,297 MBoe to 1,436 MBoe. The 2010 well re-completion program and increased response from the Company’s CO2 flood projects in the Aneth Field Properties were the primary drivers of the production increase in 2011 over 2010. The additional increase was due to the production attributable to the Bakken Properties in 2011, as the Company did not begin drilling activities in North Dakota until the end of the third quarter of 2010.
Operating Expenses. Lease operating expenses increased to $27.9 million during 2011, from $25.4 million during 2010, but decreased from $19.60 per Boe in 2010, to $19.43 per Boe in 2011. The $2.5 million, or 10%, increase was attributable to increases in contract labor, equipment and maintenance costs, utilities and fuel and the injection well work-overs in the Aneth Field Properties discussed above. This overall increase was offset by decreases in company labor and compression and gathering costs.
Production and ad valorem taxes increased by 32% to $16 million in 2011 over $12.1 million in 2010, mainly due to the increase in commodity pricing and production versus 2010. Production and ad valorem taxes were 14% of total revenue in 2011 as compared to 15% of total revenue in 2010.

Depletion, depreciation, amortization and accretion expenses increased to $26.7 million during 2011, as compared to $22.0 million during 2010. The $4.7 million, or 22%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $16.91 per Boe in 2010 to $18.56 per Boe in 2011.
General and administrative expenses for Resolute increased to $9.1 million during 2011, as compared to $6.5 million during 2010. The $2.6 million, or 40%, increase in general and administrative expenses mainly resulted from $1.6 million of increased cost related to the Company’s short term incentive compensation plan, which is being accrued ratably over the full year in 2011, but which did not occur until the last four months of 2010, and $1.8 million in increased stock based compensation expense. The Company recognized six months of stock based compensation expense in 2011 related to awards granted in May 2010 under the Incentive Plan, which were only recognized for two months in 2010. These increases were offset by decreased professional service fees and increased overhead billings.
Other Income (Expense). During 2011, the loss on oil and gas derivatives was $18.3 million, consisting of $7.6 million of unrealized losses and $10.7 million of realized losses on derivative settlements. During 2010, the gain on oil and gas derivatives was $24.4 million, consisting of unrealized gains of $28.0 million offset by $3.6 million of realized losses.
Interest expense was $1.9 million and $2.3 million during 2011 and 2010, respectively, due to generally lower average outstanding debt balances and interest rates during 2011.
Income Tax Benefit (Expense). Income tax expense recognized during 2011 was $5.2 million, or 36.9% of income before income taxes, as compared to income tax expense of $14.2 million, or 37.3% of income before income taxes for Resolute in 2010.
Liquidity and Capital Resources
Resolute’s primary sources of liquidity are cash generated from operations, amounts available under its revolving Credit Facility (as defined below), proceeds from warrant exercises and proceeds from sales of non-strategic oil and gas properties. For the purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, management has analyzed the cash flows and capital resources for the six months ended June 30, 2011 and June 30, 2010.

	Six Months
	Ended June 30,
	2011	2010
	(in thousands)
Cash provided by operating activities	$50,084	$26,018
Cash used in investing activities	(64,426)	(30,833)
Cash provided by financing activities	12,872	5,437
Net cash provided by operating activities was $50.1 million for the first six months of 2011 compared to $26.0 million for the 2010 period. Which reflects the increased commodity prices realized in 2011.
Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.
Net cash used in investing activities was $64.4 million in 2011 compared to $30.8 million in 2010. The primary investing activity in 2011 was cash used for capital expenditures of $66.8 million. The primary investing activity in 2010 was capital expenditures of $29.2 million. The 2011 capital expenditures were comprised of $30.0 million in compression and facility related projects, $8.8 million in CO2 acquisition, $23.0 million in leasehold costs and drilling activities in the Delaware Basin of West Texas, $12.2 million in drilling and completion activities in the Bakken trend of North Dakota, and $3.2 million in recompletion activities in the Company’s Wyoming properties. A portion of these capital costs are accrued and not paid at period end. The 2010 capital expenditures were comprised of $18.0 million in leasehold costs in North Dakota, $7.0 million in CO2 acquisition and $5.8 million in other capital expenditures.
Net cash provided by financing activities was $12.9 million in 2011 compared to $5.4 million in 2010. The primary financing activities in 2011 were $61.4 million in net Credit Facility payments and proceeds of $74.4 million from warrants exercised. Primary financing activities in 2010 were $9.5 million in net borrowings under the Credit Facility and $4.0 million in deferred financing costs related to the amended credit agreement entered into by the Company on March 30, 2010. The Company is unable to predict the amount or timing of future warrant exercises.
If cash flow from operating activities does not meet expectations, Resolute may reduce its expected level of capital expenditures and/or fund a portion of its capital expenditures using borrowings under its Credit Facility, issuances of debt and equity securities or from other sources, such as asset sales. There can be no assurance that needed capital will be available on acceptable terms or at all. Resolute’s ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in its Credit Facility. If Resolute is unable to obtain funds when needed or on acceptable terms, it may not be able to complete acquisitions that could be favorable to it or finance the capital expenditures necessary to maintain production or proved reserves.

Resolute plans to continue its practice of hedging a significant portion of its production through the use of various derivative transactions. Resolute’s existing derivative transactions do not qualify as cash flow hedges, and the Company anticipates that future transactions will receive similar accounting treatment. Derivative arrangements are generally settled within five days of the end of the month. As is typical in the oil and gas industry, however, Resolute does not generally receive the proceeds from the sale of its crude oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, Resolute will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, Resolute may use Credit Facility borrowings to fund its operations.
Revolving Credit Facility
Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. On March 30, 2010, the Company entered into an amended and restated Credit Facility agreement. Under the terms of the restated agreement, the borrowing base was established at $260.0 million and the maturity date was extended to March 2014. At Resolute’s option, the outstanding balance under the Credit Facility accrued interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 2.25% to 3.0%, or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 1.25% to 2.0%. Each such margin is based on the level of utilization under the borrowing base. As of June 30, 2011, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.01%.
During April 2011, the Company entered into two amendments to the amended and restated Credit Facility agreement. Under the terms of the amendments, the Company is permitted to use proceeds received from the exercise of outstanding warrants to repurchase equity securities, the borrowing base was increased from $260.0 million to $300.0 million, and at Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.75% to 2.75% or (b) the Alternative Base Rate (as defined above) plus a margin which ranges from 0.75% to 1.75%. Each such margin is based on the level of utilization under the borrowing base.
The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such re-determinations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. As of June 30, 2011, outstanding borrowings were $66.5 million and unused availability under the borrowing base was $230.2 million. The borrowing base availability had been reduced by $3.3 million in conjunction with letters of credit issued to vendors at June 30, 2011. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., and is guaranteed by Resolute’s subsidiaries.
The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at June 30, 2011.
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
By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all of which are members of Resolute’s Credit Facility bank syndicate at June 30, 2011.
As of June 30, 2011, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars with respect to its oil and production:

		(NYMEX WTI)
Year	Bbl per Day	Floor Price	Ceiling Price
2011	3,750	$66.67	$94.67
2012	875	$69.71	$98.14
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00
As of June 30, 2011, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps with respect to its oil and gas production through 2013:

		Oil (NYMEX WTI)		Gas (NYMEX HH)
		Weighted Average		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	Hedge Price per MMBtu
2011	750	$70.58	2,750	$9.32
2012	3,250	$68.26	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of June 30, 2011:

			Weighted Average
			Hedged Price
Year	Index	MMBtu per Day	Differential per MMBtu
2011 – 2013	Rocky Mountain NWPL	1,800	$2.100
2011	Rocky Mountain CIG	1,500	$0.570
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.590
2014	Rocky Mountain CIG	1,000	$0.590
Interest Rate Risk
At June 30, 2011, Resolute has $66.5 million of outstanding debt. Interest is calculated under the terms of the agreement based generally on a LIBOR spread. A 10% increase in LIBOR would result in a less than $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.
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
Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation, those officers have concluded that:
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
There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
Information about material risks related to Resolute’s business, financial condition and results of operations for the quarter ended June 30, 2011, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010 and the quarterly report for the quarter ended March 31, 2011 on Form 10-Q. These risks and those described below are not the only risks facing the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Resolute Energy Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and was “filed”, as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	August 8, 2011

/s/ Theodore Gazulis Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	August 8, 2011