Form 10-K/A
period 2010-12-31
Resolute Energy Corp
filed 2011-08-18
CIK 1469510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-34464
RESOLUTE ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0659371
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1675 Broadway, Suite 1950, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 303-534-4600
Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange
Warrants, each exercisable for one share of Common Stock	New York Stock Exchange
Securities registered under to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2010, computed by reference to the price at which the common stock was last sold as posted on the New York Stock Exchange, was $405.2 million.
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

EXPLANATORY NOTE
SIGNATURE
EX-31.1
EX-31.2

EXPLANATORY NOTE
     The sole purpose of this Form 10-K/A, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010, is to amend and restate the certifications attached as Exhibits 31.1 and 31.2 to the registrant’s original Form 10-K. The certifications are being amended to conform to the language set forth in Regulation S-K, Item 601(b)(31).
     The registrant hereby amends and restates section (a)(3) of “Item 15. Exhibits, Financial Statement Schedules” as follows:
     (a)(3) Exhibits

Exhibit
Number	Description of Exhibits
2.1†	Purchase and IPO Reorganization Agreement, dated as of August 2, 2009, among Hicks Acquisition Company I, Inc., Resolute Energy Corporation, Resolute Subsidiary Corporation., Resolute Holdings, LLC, Resolute Holdings Sub, LLC, Resolute Aneth, LLC and HH-HACI, L.P., (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on August 6, 2009 (File. No 33-161076)(“Initial S-4”).

2.2	Letter Agreement amending Purchase and IPO Reorganization Agreement, dated as of September 9, 2009, among Hicks Acquisition Company I, Inc., Resolute Energy Corporation, Resolute Subsidiary Corporation., Resolute Holdings, LLC, Resolute Holdings Sub, LLC, Resolute Aneth, LLC and HH-HACI, L.P., (incorporated by reference to Annex A to the Initial S-4.

2.3†	Purchase and Sale Agreement between Exxon Mobil Corporation, ExxonMobil Oil Corporation, Mobil Exploration and Producing North America Inc., Mobil Producing Texas & New Mexico Inc. and Mobil Exploration & Producing U.S. Inc. and Resolute Aneth, LLC — 75% and Navajo Nation Oil and Gas Company — 25% dated January 1, 2005 (incorporated by reference to Exhibit 2.2 to the Initial S-4).

2.4†	Asset Sale Agreement Aneth Unit, Rutherford Unit and McElmo Creek Unit, San Juan County, Utah between Chevron U.S.A. Inc. (as seller) and Resolute Natural Resources Company and Navajo Nation Oil and Gas Company, Inc. (as buyer) dated October 22, 2004 (incorporated by reference to Exhibit 2.3 to the Initial S-4).

2.5†	Stock Purchase Agreement dated June 24, 2008, between Primary Natural Resources, Inc. (as seller) and Resolute Acquisition Company, LLC (as buyer) (incorporated by reference to Exhibit 2.4 to the Initial S-4).

3.1	Amended and Restated Certificate of Incorporation of Resolute Energy Corporation, filed September 25, 2009 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

3.2	Amended and Restated Bylaws of Resolute Energy Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

4.1	Warrant Agreement between Resolute Energy Corporation and Continental Stock Transfer and Trust Company dated September 25, 2009 (incorporated by reference as Annex D to the Initial S-4).

4.2	Registration Rights Agreement dated September 25, 2009, among Resolute Energy Corporation and certain holders (incorporated by reference as Exhibit 4.4 to Amendment No. 2 to the Initial S-4 filed on September 8, 2009).

Exhibit
Number	Description of Exhibits
10.1	Second Amended and Restated Credit Agreement dated March 30, 2010, between Resolute Energy Corporation as Borrower and certain of its Subsidiaries as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Bank of Montreal as Syndication Agent, Deutsche Bank Securities Inc., UBS Securities LLC and Union Bank, N.A. as Co-Documentation Agents, and The Lenders Party Hereto, Wells Fargo Securities, LLC and BMO Capital Markets as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

10.2#	2009 Performance Incentive Plan (incorporated by reference as Exhibit 10.7 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009).

10.3#	Form of Indemnification Agreement between Resolute Energy Corporation and each executive officer and independent director of the Company (incorporated by reference as Exhibit 10.8 to Amendment No. 1 to the initial S-4 filed on August 31, 2009).

10.4††	Cooperative Agreement between Resolute Natural Resources Company and Navajo Nation Oil and Gas Company dated October 22, 2004 (incorporated by reference by Exhibit 10.9 to the Initial S-4).

10.5††	First Amendment of Cooperative Agreement between Resolute Aneth, LLC and Navajo Nation Oil and Gas Company, Inc. dated October 21, 2005 (incorporated by reference as Exhibit 10.10 to the Initial S-4).

10.6††	Carbon Dioxide Sale and Purchase Agreement by and between ExxonMobil Gas & Power Marketing Company (a division of Exxon Mobil Corporation), as agent for Mobil Producing Texas & New Mexico, Inc. (Seller) and Resolute Aneth, LLC (Buyer) dated July 1, 2006, as amended July 21, 2006 (incorporated by reference as Exhibit 10.11 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009).

10.7††	Product Sale and Purchase Contract by and between Resolute Natural Resources Company (Buyer) and Kinder Morgan CO 2 Company, L.P. (Seller) dated July 1, 2007, as amended October 1, 2007, January 1, 2009 and October 5, 2010 (incorporated by reference as Exhibit 10.12 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009 and Exhibit 99.1 to the Current Report on Form 8-K filed on October 7, 2010).

10.8	Gas Sales and Purchase Contract — Conventional & Residue Gas dated April 12, 1995, between Rim Offshore, Inc., as producer, and Western Gas Resources, Inc., as processor (Contract #6690), as amended July 27, 2006 and March 6, 2009 (incorporated by reference as Exhibit 10.13 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009).

10.9	Consent Decree, entered into June 2005, relating to alleged violations of the federal Clean Air Act (incorporated by reference as Exhibit 10.16 to the Initial S-4).

10.10	Consent Decree, entered into August 2004, relating to alleged violations of the federal Clean Water Act (incorporated by reference as Exhibit 10.17 to the Initial S-4).

10.11	Crude Oil Purchase Agreement dated August 27, 2009 between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, as seller (incorporated by reference as Exhibit 10.18 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009).

10.12	Form of Retention Award Agreement between Resolute Energy Corporation and certain award recipients (incorporated by reference as Exhibit 10.19 to Amendment No. 2 to the Initial S-4 filed on September 8, 2009).

10.13	Form of Restricted Stock Award Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

10.14#	Form of Confidentiality and Non Compete Agreement among Resolute Holdings, LLC and certain employees dated as of January 23, 2004 (incorporated by reference to Exhibit 10.14# to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

10.15#	Form of Restricted Stock Agreement for Employees (incorporated by referenced as Exhibit 10.1 to the 10-Q filed on May 11, 2010).

Exhibit
Number	Description of Exhibits
10.16#	Form of Stock Appreciation Right Agreement for Non-employee Directors (incorporated by reference as Exhibit 10.2 to the 10-Q filed on May 11, 2010).

10.17#	Letter Agreement between Resolute Energy Corporation and Dale E. Cantwell, effective as of June 1, 2010 (incorporated by reference as Exhibit 10.1 to the 10-Q filed on August 12, 2010).

10.18#	Letter Agreement between Resolute Energy Corporation and Janet W. Pasque, effective as of June 1, 2010 (incorporated by reference as Exhibit 10.1 to the 10-Q filed on August 12, 2010).

12.1	Statement of Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of Resolute Energy Corporation.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

23.3	Consent of Netherland, Sewell & Associates, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrant’s reserves as of December 31, 2010.

†	The Purchase and IPO Reorganization Agreement filed as Exhibit 2.1, the Purchase and Sale Agreement filed as Exhibit 2.3, the Asset Sale Agreement filed as Exhibit 2.4, the Purchase and Sale Agreement filed as Exhibit 2.5 and the Cooperative Agreement file as Exhibit 10.4 omit certain of the schedule and exhibits to each of the Purchase and IPO Reorganization Agreement, Purchase and Sale Agreements, the Asset Sale Agreement and the Cooperative Agreement in accordance with Item 601 (b)(2) of Regulation S-K. A list briefly identifying the contents of all omitted schedules and exhibits is included with each of the Purchase and Sale Agreement, the Asset Sale Agreement and the Cooperative Agreement filed as Exhibit 2.1, 2.3, 2.4, 2.5 and 10.4, respectively. Resolute agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

#	Management Contract, Compensation Plan or Agreement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 18, 2011

RESOLUTE ENERGY CORPORATION

By:	/s/ Nicholas J. Sutton Nicholas J. Sutton
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nicholas J. Sutton Nicholas J. Sutton	Chief Executive Officer and Director (Principal Executive Officer)	August 18, 2011

/s/ James M. Piccone James M. Piccone	President and Director	August 18, 2011

/s/ Theodore Gazulis Theodore Gazulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 18, 2011

/s/ James A. Tuell James A. Tuell	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 18, 2011

/s/ Richard L. Covington Richard L. Covington	Director	August 18, 2011

/s/ William H. Cunningham William H. Cunningham	Director	August 18, 2011

/s/ James E. Duffy James E. Duffy	Director	August 18, 2011

/s/ Kenneth A. Hersh Kenneth A. Hersh	Director	August 18, 2011

/s/ Thomas O. Hicks, Jr. Thomas O. Hicks, Jr.	Director	August 18, 2011

/s/ William J. Quinn William J. Quinn	Director	August 18, 2011

/s/ Robert M. Swartz Robert M. Swartz	Director	August 18, 2011

1