Form 10-Q
period 2011-09-30
Resolute Energy Corp
filed 2011-11-07
CIK 1469510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ No ☑
As of October 31, 2011, 61,065,148 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2011 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to future acquisitions, our future debt levels and liquidity, future derivative activities and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 and our Annual Report on Form 10-K for the year ended December 31, 2010, and such things as:
•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves;
•	discovery, estimation and development of, and our ability to replace, oil and gas reserves;
•	our future cash flow, liquidity and financial position;
•	the success of our business and financial strategy, derivative strategies and plans;
•	the amount, nature and timing of our capital expenditures, including future development costs;
•	a lack of available capital and financing on acceptable terms;
•	the effectiveness and results of our CO2 flood program;
•	the success of the development plan and production from our oil and gas properties, particularly our Aneth Field Properties;
•	the timing and amount of future production of oil and gas;
•	the completion, timing and success of exploratory drilling;
•	availability of, or delays related to, drilling, completion and production personnel, supplies and equipment;
•	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;
•	inaccuracy in reserve estimates and expected production rates;
•	our operating costs and other expenses;
•	our success in marketing oil and gas;
•	competition in the oil and gas industry;
•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;
•	the impact and costs related to compliance with or changes in laws or regulations governing our oil and gas operations, including the potential for increased regulation of underground injection operations;
•	our relationship with the Navajo Nation, the local community in the area where we operate, and Navajo Nation Oil and Gas Company, as well as the timing of when certain purchase rights held by Navajo Nation Oil and Gas Company become exercisable;
•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
•	environmental liabilities;
•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;
•	risks related to our level of indebtedness;
•	developments in oil and gas producing countries;
•	loss of senior management or key technical personnel;

•	timing of issuance of permits and rights of way;
•	timing of installation of gathering infrastructure in areas of new exploration and development;
•	potential breakdown of equipment and machinery relating to Aneth compression facility;
•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;
•	risk factors discussed or referenced in this report; and
•	other factors, many of which are beyond our control.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1 A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. (Removed and Reserved)	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	21

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 —	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RESOLUTE ENERGY CORPORATION
Condensed Consolidated Balance Sheets (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$178	$1,844
Accounts receivable	54,796	45,154
Deferred income taxes	5,516	11,954
Derivative instruments	4,458	4,745
Prepaid expenses and other current assets	1,719	1,596

Total current assets	66,667	65,293

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting Unproved	66,022	37,235
Proved	828,298	689,021
Other property and equipment	3,929	2,869
Accumulated depletion, depreciation and amortization	(97,692)	(57,564)

Net property and equipment	800,557	671,561

Other assets:
Restricted cash	16,601	14,781
Derivative instruments	3,074	3,098
Deferred financing costs	2,636	3,281
Other assets	5,829	2,509

Total assets	$895,364	$760,523

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$77,043	$58,144
Asset retirement obligations	2,813	3,072
Derivative instruments	11,760	31,193

Total current liabilities	91,616	92,409

Long term liabilities:
Long term debt	145,500	127,900
Asset retirement obligations	11,345	11,693
Derivative instruments	21,645	51,279
Deferred income taxes	94,691	73,376

Total liabilities	364,797	356,657

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 61,071,720 and 54,717,571 shares at September 30, 2011 and December 31, 2010, respectively	6	5
Additional paid-in capital	517,029	436,794
Retained earnings (accumulated deficit)	13,532	(32,933)

Total stockholders’ equity	530,567	403,866

Total liabilities and stockholders’ equity	$895,364	$760,523

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Operations (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Oil	$48,245	$36,824	$150,683	$108,416
Gas	4,491	4,121	14,534	12,732
Other	1,288	883	2,771	2,454

Total revenue	54,024	41,828	167,988	123,602

Operating expenses:
Lease operating	14,752	13,144	42,664	38,558
Production and ad valorem taxes	7,591	5,802	23,616	17,938
Depletion, depreciation, amortization, and asset retirement obligation accretion	14,230	11,991	40,891	33,924
General and administrative	5,468	5,242	14,573	11,729

Total operating expenses	42,041	36,179	121,744	102,149

Income from operations	11,983	5,649	46,244	21,453

Other income (expense):
Interest expense, net	(897)	(1,285)	(2,783)	(3,632)
Realized and unrealized gains (losses) on derivative instruments	49,017	(17,002)	30,687	7,434
Other income	18	18	69	64

Total other income (expense)	48,138	(18,269)	27,973	3,866

Income (loss) before income taxes	60,121	(12,620)	74,217	25,319
Income tax (expense) benefit	(22,551)	5,560	(27,752)	(8,608)

Net income (loss)	$37,570	$(7,060)	$46,465	$16,711

Net income (loss) per common share:
Basic	$0.64	$(0.14)	$0.81	$0.33
Diluted	$0.59	$(0.14)	$0.70	$0.33
Weighted average common shares outstanding:
Basic	59,138	49,905	57,097	49,905
Diluted	64,039	49,905	66,697	50,949
See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)
(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	(Deficit)/Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance as of January 1, 2011	54,718	$5	$436,794	$(32,933)	$403,866
Issuance of stock, restricted stock and equity-based compensation	667	—	5,863	—	5,863
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(37)	—	(45)	—	(45)
Exercise of warrants	5,724	1	74,417	—	74,418
Net income	—	—	—	46,465	46,465

Balance as of September 30, 2011	61,072	$6	$517,029	$13,532	$530,567

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income	$46,465	$16,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	40,891	33,924
Amortization of deferred financing costs	776	505
Equity-based compensation, net	5,711	4,011
Unrealized gain on derivative instruments	(48,755)	(11,818)
Deferred income taxes	27,752	8,587
Change in operating assets and liabilities:
Accounts receivable	(9,489)	(4,167)
Other current assets	(123)	261
Accounts payable and accrued expenses	5,650	(3,402)

Net cash provided by operating activities	68,878	44,612

Investing activities:
Oil and gas acquisition, exploration and development expenditures	(114,814)	(48,874)
Purchase of proved oil and gas properties	(49,481)	—
Proceeds from sale of oil and gas properties and other `	4,721	243
Purchase of other property and equipment	(1,060)	(380)
Increase in restricted cash	(1,820)	(1,817)
Other noncurrent assets	68	66

Net cash used in investing activities	(162,386)	(50,762)

Financing activities:
Proceeds from bank borrowings	320,200	154,976
Repayments of bank borrowings	(302,600)	(143,250)
Payment of financing costs	(131)	(4,039)
Redemption of restricted stock for employee income taxes and restricted stock forfeitures	(45)	(167)
Proceeds from exercise of warrants	74,418	1

Net cash provided by financing activities	91,842	7,521

Net increase (decrease) in cash and cash equivalents	(1,666)	1,371
Cash and cash equivalents at beginning of period	1,844	455

Cash and cash equivalents at end of period	$178	$1,826

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,282	$3,084

Supplemental schedule of non-cash investing and financing activities:
Asset retirement obligations sold	$1,307	$—

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
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2010. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the nine months ended September 30, (in thousands):

	2011	2010

Asset retirement obligations at beginning of period	$14,765	$10,438
Additional liability incurred	93	4
Accretion expense	762	587
Liabilities settled	(1,462)	(2,238)
Revisions to previous estimates	—	17

Asset retirement obligations at end of period	14,158	8,808
Less: current asset retirement obligations	(2,813)	(216)

Long-term asset retirement obligations	$11,345	$8,592

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
The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Dilutive warrants	42,676	—	43,483	—
Dilutive restricted stock	1,277	—	1,405	1,150
Anti-dilutive securities	—	35,750	—	34,600
The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$37,570	$(7,060)	$46,465	$16,711

Basic weighted average common shares outstanding	59,138	49,905	57,097	49,905
Add: dilutive effect of non-vested restricted stock	1,197	—	1,246	1,044
Add: dilutive effect of outstanding warrants	3,704	—	8,354	—

Diluted weighted average common shares outstanding	64,039	49,905	66,697	50,949

Basic net income (loss) per common share	$0.64	$(0.14)	$0.81	$0.33
Diluted net income (loss) per common share	$0.59	$(0.14)	$0.70	$0.33

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
During April of 2011, the Company entered into two additional amendments to the amended and restated Credit Facility agreement. Under the terms of the amendments, the Company is permitted to use proceeds received from the exercise of outstanding warrants to repurchase equity securities, the borrowing base was increased from $260.0 million to $300.0 million and, at Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.75% to 2.75% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 0.75% to 1.75%. Each such margin is based on the level of utilization under the borrowing base. As of September 30, 2011, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.38%. The recorded value of the Credit Facility approximates its fair market value. The Company capitalized $0.4 million and $0.8 million of interest expense during the three and nine months ended September 30, 2011, respectively.
The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. As of September 30, 2011, outstanding borrowings were $145.5 million and unused availability under the borrowing base was $151.2 million. The borrowing base availability had been reduced by $3.3 million in conjunction with letters of credit issued to vendors at September 30, 2011. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., which are wholly-owned subsidiaries of the Company.
The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2011.
Note 6 — Income Taxes
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine month periods ended September 30, 2011 and 2010, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.
The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Current income tax (expense) benefit	$—	$87	$—	$(21)
Deferred income tax (expense) benefit	(22,551)	5,473	(27,752)	(8,587)

Total income tax (expense) benefit	$(22,551)	$5,560	$(27,752)	$(8,608)

The Company had no reserve for uncertain tax positions as of September 30, 2011 or December 31, 2010.
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

Note 7 — Stockholders’ Equity and Equity Based Awards
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of September 30, 2011 or December 31, 2010.
Common Stock
The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when and if declared by the Board of Directors. At September 30, 2011 and December 31, 2010, the Company had 61.1 million and 54.7 million shares of common stock issued and outstanding, respectively. During the first quarter of 2011, 3,250,000 “Earnout Shares” vested. Earnout Shares are shares of the Company’s common stock that were issued at the time of the merger between the Company and Hicks Acquisition Company I, Inc. in September 2009. These shares had voting rights and were transferable, but were not registered for resale and were not able to participate in dividends until the trading price of the Company’s common stock exceeded $15.00 per share for 20 consecutive trading days. This target was met and the Earnout Shares vested on February 2, 2011.
During the nine months ended September 30, 2011, 5.7 million warrants were exercised for proceeds to the Company of $74.4 million. At September 30, 2011, 42.7 million warrants remain outstanding.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.
On July 31, 2009, the Company adopted the 2009 Performance Incentive Plan (“Incentive Plan”), providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of common shares that may be issued under the Incentive Plan was increased from 2,657,744 to 9,157,744 pursuant to an amendment to the Incentive Plan that received shareholder approval at the Company’s Annual Meeting on June 2, 2011.
During the nine months ended September 30, 2011, the Company granted 666,962 shares of restricted stock to employees and directors, pursuant to the Incentive Plan. Shares of restricted stock issued to employees generally vest in four year increments at specified dates based on continued employment and the satisfaction of certain market performance metrics.
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
The valuation model for the performance-based awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate

2010	70.5% – 72.1%	0%	1.65% – 1.75%
2011	71.4% – 74.5%	0%	0.64% – 1.77%

For the three and nine months ended September 30, 2011, the Company recorded $2.2 million and $5.7 million of stock based compensation expense, respectively. For the three and nine months ended September 30, 2010 the Company recorded $2.4 million and $4.0 million, respectively, of stock based compensation expense. There was unrecognized compensation expense for all awards of restricted stock under the Incentive Plan of approximately $16.8 million at September 30, 2011, which is expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes changes in non-vested restricted stock for the nine month period ended September 30, 2011:

		Weighted Average
		Grant Date Fair
	Shares	Value

Non-vested, beginning of period	1,321,599	$11.40
Granted	666,962	$16.24
Vested	(24,608)	$13.41
Forfeited	(34,312)	$13.34

Non-vested, end of period	1,929,641	$12.79

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
The table below summarizes the location and amount of commodity derivative instrument gains (losses) reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Other income (expense):
Realized losses	$(7,353)	$(833)	$(18,068)	$(4,384)
Unrealized gains (losses)	56,370	(16,169)	48,755	11,818

Total gains (losses) on derivative instruments	$49,017	$(17,002)	$30,687	$7,434

As of September 30, 2011, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars.

		(NYMEX WTI)
Year	Bbl per Day	Floor Price	Ceiling Price
2011	3,750	$66.67	$94.67
2012	1,375	$71.64	$102.45
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00
As of September 30, 2011, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

		Oil (NYMEX		Gas (NYMEX HH)
		WTI) Weighted		Weighted Average
		Average Hedge	MMBtu per	Hedge Price per
Year	Bbl per Day	Price per Bbl	Day	MMBtu
2011	750	$70.58	2,750	$9.32
2012	2,750	$69.40	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40

Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of September 30, 2011.

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
The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2011 and December 31, 2010 (in thousands):

	Level 2
Description	September 30, 2011	December 31, 2010
Assets
Commodity swaps	$3,239	$4,745
Commodity collar	1,219	—

Current assets: derivative instruments	$4,458	$4,745

Commodity swaps	$2,266	$3,098
Commodity collar	808	—

Other assets: derivative instruments	$3,074	$3,098

Liabilities
Commodity swaps	$10,064	$585
Commodity collars	1,696	30,608

Current liabilities: derivative instruments	$11,760	$31,193

Commodity swaps	$19,440	$50,793
Commodity collars	2,205	486

Long term liabilities: derivative instruments	$21,645	$51,279

Note 9 — Commitments and Contingencies
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
In October 2010, Resolute entered into an amendment of the contract effective September 1, 2010. The amendment extended the term of the contract to December 31, 2020, and allows the Company flexibility to adjust the minimum purchase commitments; therefore, these yearly commitments may change. The Company entered into an additional amendment, effective January 2012, which amended the yearly minimum purchase commitments but not the aggregate volume commitment.

Future minimum CO2 purchase commitments as of September 30, 2011 under this purchase agreement, based on prices in effect on September 30, 2011, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2011	$5,003
2012	20,591
2013	19,850
2014	16,428
2015	12,663
Thereafter	30,668

Total	$105,203

In October 2011, Resolute entered into an amendment of this contract effective January 1, 2012, modifying the annual, but not the aggregate, contract volumes. Future minimum CO2 purchase commitments under this amendment as of September 30, 2011, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2011	$5,003
2012	16,473
2013	17,797
2014	17,454
2015	13,690
Thereafter	34,786

Total	$105,203

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Resolute is an independent oil and gas company engaged in the exploration, exploitation and development of oil and gas properties located in Utah, Wyoming, North Dakota and Texas. Approximately 88% of our revenue is generated from the sale of oil production. Our main focus is on increasing reserves and production from our properties located in Utah (“Aneth Field Properties”), from our properties located in Wyoming (“Wyoming Properties”), drilling and developing our properties in the Bakken trend of the Williston Basin in North Dakota (“Bakken Properties”) and in the Permian Basin of West Texas (“Texas Properties”), and improving efficiency and controlling costs in our operations. We have completed a number of exploitation projects that have increased our proved developed reserve base, and have plans for additional expansion and enhancement projects. We plan to further expand our reserve base through a focused acquisition strategy by looking to acquire properties that have upside potential through development drilling and exploitation projects and through the acquisition, exploration and exploitation of acreage that appears to contain relatively low risk and repeatable drilling opportunities. Also, we seek to reduce the effect of short-term commodity price fluctuations on our cash flow through the use of various derivative instruments.
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
Wyoming Properties
Resolute’s Wyoming Properties are largely located in the Powder River Basin of Wyoming and constitute approximately 7% of Resolute’s proved reserves at December 31, 2010. Hilight Field, anchoring the Wyoming production and reserves, produces oil and gas from the Muddy and Mowry formations as well as shallow coalbed methane. Additionally at September 30, 2011, the Company has acquired two gross (and net) wells and is drilling one gross (and net) well in the Big Horn Basin of Wyoming.
Bakken Properties
Resolute’s Bakken Properties are in Williams and McKenzie counties, North Dakota. These leaseholds are located within the Bakken shale trend of the Williston Basin. Although the Middle Bakken formation is the primary objective, secondary objectives include the Three Forks, Madison and Red River formations. During the nine months ended September 30, 2011, the Company participated in the drilling of eight gross (2.3 net) wells. At September 30, 2011, the Company has an interest in five gross (1.3 net) wells awaiting completion operations.
Texas Properties
Resolute’s Texas Properties were acquired in 2011 and are located in Reeves, Howard and Martin Counties, in the Permian Basin. The Company owns, and is operator of, 18,400 gross acres (7,900 net acres) in the oil-prone Wolfbone play in the Delaware Basin of West Texas and has drilled 4 gross (2 net) wells of which 3 gross (1.5 net) wells were awaiting completion operations as of September 30, 2011. During the third quarter of 2011, the Company acquired seven gross (and net) producing wells in the Wolfberry and Mississipian trends in the Midland Basin of West Texas with a number of additional proved and probable development opportunities.

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
Like all businesses engaged in the exploration for and production of oil and gas, Resolute faces the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a given well decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or gas it produces. Resolute attempts to overcome this natural decline by implementing secondary and tertiary recovery techniques and by developing and acquiring more reserves than it produces. Resolute’s future growth will depend on its ability to enhance production levels from existing reserves and to continue to add reserves in excess of production through exploration, development and acquisition. Resolute will maintain its focus on costs necessary to produce its reserves as well as the costs necessary to add reserves through production enhancement, drilling and acquisitions. Resolute’s ability to make capital expenditures to increase production from existing reserves and to acquire more reserves is dependent on availability of capital resources, and can be limited by many factors, including the ability to obtain capital in a cost-effective manner and on economic terms and to timely obtain permits and regulatory approvals.
Results of Operations
For the purposes of Management’s Discussion and Analysis of the Results of Operations of Resolute, management has analyzed the Company’s operational results for the three and nine months ended September 30, 2011 and September 30, 2010. The following table reflects the components of the Company’s sales volumes and sets forth its sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Sales:
Total sales (MBoe)	729	702	2,165	1,999
Average daily sales (Boe/d)	7,920	7,628	7,931	7,321

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$74.15	$59.60	$77.59	$61.84

Operating Expenses ($/Boe):
Lease operating	$20.25	$18.73	$19.71	$19.29
Production and ad valorem taxes	10.42	8.27	10.91	8.98
General and administrative	7.50	7.47	6.73	5.87
General and administrative (excluding non-cash compensation expense)	4.73	4.26	4.24	3.97
Depletion, depreciation, amortization and accretion	19.53	17.09	18.89	16.97
Comparison of Quarter Ended September 30, 2011 to Quarter Ended September 30, 2010
Revenue. Revenue from oil and gas activities increased by 29% to $54.0 million during 2011, from $41.8 million during 2010. Of the $12.2 million increase in revenue, approximately $10.6 million was attributable to higher commodity prices, while $1.6 million was attributable to increased production. Average sales price for the quarter, excluding derivative settlements, increased from $59.60 per Boe in 2010 to $74.15 per Boe in 2011, primarily as a function of increased commodity pricing. Sales volumes increased 4% during 2011 as compared to 2010, from 702 MBoe to 729 MBoe. The increase is due to production from the Texas Properties, wells drilled in the Bakken Properties and success in the Aneth Field Properties related to the well re-completion program and continued response from the Company’s CO2 flood projects in 2011. These increases are offset by decreased production in Wyoming due to the sale of non-strategic properties that were producing in the third quarter of 2010, well mechanical issues and limited service rig availability.
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
Lease operating expenses increased to $14.8 million during 2011, from $13.1 million during 2010. The $1.7 million, or 12%, increase was attributable to higher service and supply costs and rates resulting in increases in equipment and maintenance costs, contract and company labor, utilities and fuel and increased workover expense related to well repairs in the Aneth Field Properties, offset by decreases in compression and gathering costs.

Production and ad valorem taxes increased by 31% to $7.6 million in 2011, versus $5.8 million in 2010, mainly due to the increase in commodity pricing and production over 2010. Production and ad valorem taxes were 14% of total revenue in 2011 and 2010.
Depletion, depreciation, amortization and accretion expenses increased to $14.2 million during 2011, as compared to $12.0 million during 2010. The $2.2 million, or 19%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $17.09 per Boe in 2010 to $19.54 per Boe in 2011.
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
General and administrative expenses for Resolute increased to $5.5 million during 2011, as compared to $5.2 million during 2010. The $0.3 million, or 4%, increase in general and administrative expenses mainly resulted from $0.7 million of increased salaries and wages due to additional hiring to meet the demand of increasing operations, offset by $0.2 million in decreased stock based compensation expense and decreased professional service fees.
Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2011, the gain on oil and gas derivatives was $49.0 million, consisting of $56.4 million of unrealized gains and $7.4 million of realized losses, including $5.0 million of partial terminations of certain derivative contracts, on derivative settlements. During 2010, the loss on oil and gas derivatives was $17.0 million, consisting of $16.2 million of unrealized losses and $0.8 million of realized losses on derivative settlements.
Interest expense in 2011 decreased to $0.9 million from the $1.3 million recorded in 2010 as a result of lower average interest rates during 2011.
Income Tax Benefit (Expense). Income tax expense recognized during 2011 was $22.6 million, or 37.6% of income before income taxes, as compared to an income tax benefit of $5.6 million, or 44.1% of the loss before income taxes for Resolute in 2010. The 44.1% effective rate for 2010 reflects permanent differences and revisions in estimated annual effective tax rates during the quarter.
Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010
Revenue. Revenue from oil and gas activities increased to $168.0 million during 2011, from $123.6 million during 2010. Of the $44.4 million increase in revenue, approximately $34.1 million was attributable to higher commodity prices, while $10.3 million was attributable to increased production. Average sales price for the quarter, excluding derivative settlements, increased from $61.84 per Boe in 2010 to $77.59 per Boe in 2011, primarily as a function of increased commodity pricing. Sales volumes increased 8% during 2011 as compared to 2010, from 1,999 MBoe to 2,165 MBoe. The 2010 well re-completion program and increased response from the Company’s CO2 flood projects in the Aneth Field Properties were the primary drivers of the production increase. The additional increase was due to the production related to the Bakken Properties in 2011, as the Company did not begin drilling activities in North Dakota until the end of the third quarter of 2011, and the production attributable to the Texas Properties beginning in August of 2011.
Operating Expenses. Lease operating expenses increased to $42.7 million during 2011, from $38.6 million during 2010 and increased from $19.29 per Boe in 2010, to $19.71 per Boe in 2011. The $4.1 million, or 11%, increase was attributable to higher service and supply costs and rates resulting in increases in contract labor, equipment and maintenance costs, utilities and fuel and the well work-overs in the Aneth Field Properties discussed above. This overall increase was offset by decreases in company labor and compression and gathering costs.
Production and ad valorem taxes increased by 32% to $23.6 million in 2011, over $17.9 million in 2010, mainly due to the increase in commodity pricing and production versus 2010. Production and ad valorem taxes were 14.1% and 14.5% of total revenue in 2011 and 2010, respectively.
Depletion, depreciation, amortization and accretion expenses increased to $40.9 million during 2011, as compared to $33.9 million during 2010. The $7.0 million, or 21%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $16.97 per Boe in 2010 to $18.89 per Boe in 2011.

General and administrative expenses for Resolute increased to $14.6 million during 2011, as compared to $11.7 million during 2010. The $2.9 million, or 24%, increase in general and administrative expenses mainly resulted from $1.5 million of increased cost related to the Company’s short term incentive compensation plan, which is being accrued ratably over the full year in 2011, but which did not occur until the last four months of 2010, $0.4 million of increases in salaries and wages due to additional hiring to meet the demands of increased operations and $1.6 million in increased stock based compensation expense. The Company recognized nine months of stock based compensation expense in 2011 related to awards granted in May 2010 under the Incentive Plan versus five months of recognition in 2010 and made additional restricted stock awards in 2011. These increases were offset by decreased professional service fees and increased overhead billings.
Other Income (Expense). During 2011, the gain on oil and gas derivatives was $30.7 million, consisting of $48.8 million of unrealized gains and $18.1 million of realized losses on derivative settlements. During 2010, the gain on oil and gas derivatives was $7.4 million, consisting of unrealized gains of $11.8 million offset by $4.4 million of realized losses, including $5.0 million of partial terminations of certain derivative contracts.
Interest expense was $2.8 million and $3.6 million during 2011 and 2010, respectively, due to generally lower average outstanding debt balances and interest rates during 2011.
Income Tax Benefit (Expense). Income tax expense recognized during 2011 was $27.8 million, or 37.4% of income before income taxes, as compared to income tax expense of $8.6 million, or 34.0% of income before income taxes for Resolute in 2010.
Liquidity and Capital Resources
Resolute’s primary sources of liquidity are cash generated from operations, amounts available under its revolving Credit Facility (as defined below), proceeds from warrant exercises and proceeds from sales of non-strategic oil and gas properties. For the purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, management has analyzed the cash flows and capital resources for the nine months ended September 30, 2011 and September 30, 2010.

	Nine Months
	Ended September 30,
	2011	2010
	(in thousands)
Cash provided by operating activities	$68,878	$44,612
Cash used in investing activities	(162,386)	(50,762)
Cash provided by financing activities	91,842	7,521
Net cash provided by operating activities was $68.9 million for the first nine months of 2011 compared to $44.6 million for the 2010 period, which reflects increased production and commodity prices realized in 2011.
Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.
Net cash used in investing activities was $162.4 million in 2011 compared to $50.8 million in 2010. The primary investing activity in 2011 was cash used for capital expenditures of $164.3 million, consisting of $114.8 million of acquisition, exploration and development expenditures and $49.5 million of proved oil and gas properties expenditures. The primary investing activity in 2010 was capital expenditures of $48.9 million. The 2011 capital expenditures were comprised of $50.2 million in compression and facility related projects, $11.9 million in CO2 acquisition, $72.5 million in acquisition and leasehold costs and $7.1 million in drilling activities in the Delaware Basin of West Texas, $25.5 million in drilling and completion activities in the Bakken trend of North Dakota, and $7.9 million in recompletion and drilling activities in the Company’s Wyoming properties. A portion of these capital costs are accrued and not paid at period end. The 2010 capital expenditures were comprised of $22.1 million in leasehold costs in North Dakota, $9.4 million in CO2 acquisition and $11.5 million in other capital expenditures. Through September 30, 2011 we continue to be in line with our capital expenditure guidance directed to properties that pre-date our Permian Basin acquisitions.
Net cash provided by financing activities was $91.8 million in 2011 compared to $7.5 million in 2010. The primary financing activities in 2011 were $17.6 million in net borrowings under the Credit Facility and receipt of proceeds of $74.4 million from warrants exercised. Primary financing activities in 2010 were $11.7 million in net borrowings under the Credit Facility and $4.0 million in deferred financing costs related to the amended credit agreement entered into by the Company on March 30, 2010. The Company is unable to predict the amount or timing of future warrant exercises.

If cash flow from operating activities does not meet its needs, Resolute may reduce its expected level of capital expenditures and/or fund a portion of its capital expenditures using borrowings under its Credit Facility, issuances of debt and equity securities or from other sources, such as asset sales. The Company has in place an effective universal shelf registration statement pursuant to which an aggregate amount of $500 million of any such equity or debt securities could be issued. There can be no assurance that needed capital will be available on acceptable terms or at all. Resolute’s ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in its Credit Facility. If Resolute is unable to obtain funds when needed or on acceptable terms, it may not be able to complete acquisitions that could be favorable to it or finance the capital expenditures necessary to maintain production or proved reserves.
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
During April 2011, the Company entered into two additional amendments to the amended and restated Credit Facility agreement. Under the terms of the amendments, the Company is permitted to use proceeds received from the exercise of outstanding warrants to repurchase equity securities, the borrowing base was increased from $260.0 million to $300.0 million, and at Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.75% to 2.75% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 0.75% to 1.75%. Each such margin is based on the level of utilization under the borrowing base. As of September 30, 2011, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.38%.
The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. As of September 30, 2011, outstanding borrowings were $145.5 million and unused availability under the borrowing base was $151.2 million. The borrowing base availability had been reduced by $3.3 million in conjunction with letters of credit issued to vendors at September 30, 2011. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., and is guaranteed by Resolute’s subsidiaries.
The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2011.
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
By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all of which are members of Resolute’s Credit Facility bank syndicate at September 30, 2011.
As of September 30, 2011, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars with respect to its oil and production:

		(NYMEX WTI)
Year	Bbl per Day	Floor Price	Ceiling Price
2011	3,750	$66.67	$94.67
2012	1,375	$71.64	$102.45
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00
As of September 30, 2011, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps with respect to its oil and gas production through 2013:

		Oil (NYMEX WTI)		Gas (NYMEX HH)
		Weighted Average		Weighted Average
Year	Bbl per Day	Hedge Price per Bbl	MMBtu per Day	Hedge Price per MMBtu
2011	750	$70.58	2,750	$9.32
2012	2,750	$69.40	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40
Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of September 30, 2011:

			Weighted Average
			Hedged Price
Year	Index	MMBtu per Day	Differential per MMBtu
2011 – 2013	Rocky Mountain NWPL	1,800	$2.100
2011	Rocky Mountain CIG	1,500	$0.570
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.590
2014	Rocky Mountain CIG	1,000	$0.590
Interest Rate Risk
At September 30, 2011, Resolute has $145.5 million of outstanding debt. Interest is calculated under the terms of the agreement based generally on a LIBOR spread. A 10% increase in LIBOR would result in a less than $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.
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
Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation, those officers have concluded that:
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
There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
Information about material risks related to Resolute’s business, financial condition and results of operations for the quarter ended September 30, 2011, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2010 and the quarterly report for the quarter ended March 31, 2011 on Form 10-Q. These risks are not the only risks facing the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Amendment No. 4 to Product Sale and Purchase Contract Dated July 1, 2007 by and between Resolute Natural Resources Company, LLC and Kinder Morgan CO2 Company, L.P.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from the Resolute Energy Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	November 7, 2011

/s/ Theodore Gazulis Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	November 7, 2011