Form 10-Q
period 2012-03-31
Resolute Energy Corp
filed 2012-05-08
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34464

RESOLUTE ENERGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0659371
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1675 Broadway, Suite 1950 Denver, CO	80202
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2012, 61,871,150 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2012 and beyond, the nature, timing and results of capital expenditure projects, amounts of future capital expenditures, our plans with respect to future acquisitions, our future debt levels and liquidity, future derivative activities and future compliance with covenants under our revolving credit facility. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, in our Annual Report on Form 10-K for the year ended December 31, 2011, and such things as:

•

volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves, discovery, estimation and development of, and our ability to replace oil and gas reserves;

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

•	a lack of available capital and financing on acceptable terms, including as a result of a reduction in the borrowing base under our credit facility;

•	the effectiveness and results of our CO2 flood program;

•	the impact of U.S. and global economic recession;

•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;

•	the success of the development plan and production from our oil and gas properties, particularly our Aneth Field Properties;

•	the timing and amount of future production of oil and gas;

•	the completion, timing and success of exploratory drilling;

•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;

•	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	our success in marketing oil and gas;

•	competition in the oil and gas industry;

•	the concentration of our producing properties in a limited number of geographic areas;

•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;

•

the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations, including the potential for increased regulation of underground injection operations;

•	the availability of water and our ability to adequately treat and dispose of water after drilling;

•	potential changes to regulations affecting derivatives instruments;

•	the success of our hedging program;

•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;

•	environmental liabilities under existing or future laws and regulations;

•	risks related to our level of indebtedness;

•	developments in oil and gas producing countries;

•	loss of senior management or key technical personnel;

•	timing of issuance of permits and rights of way;

•	timing of installation of gathering infrastructure in areas of new exploration and development;

•	potential breakdown of equipment and machinery relating to Aneth compression facility;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

•	our ability to comply with our covenants and to fulfill our obligations under our 8.50% Senior Notes due 2020;

•	risk factors discussed or referenced in this report; and

•	other factors, many of which are beyond our control.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$687	$1,135
Accounts receivable	69,843	61,930
Deferred income taxes	15,421	13,694
Derivative instruments	3,497	3,170
Prepaid expenses and other current assets	1,693	1,829

Total current assets	91,141	81,758

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	70,598	64,357
Proved	926,220	885,503
Other property and equipment	4,878	4,070
Accumulated depletion, depreciation and amortization	(131,016)	(114,214)

Net property and equipment	870,680	839,716

Other assets:
Restricted cash	18,421	16,601
Derivative instruments	1,958	2,291
Deferred financing costs	2,163	2,433
Other assets	8,518	4,761

Total assets	$992,881	$947,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$107,481	$87,585
Asset retirement obligations	3,327	3,953
Derivative instruments	39,490	33,910

Total current liabilities	150,298	125,448

Long term liabilities:
Long term debt	188,000	170,000
Asset retirement obligations	12,889	12,600
Derivative instruments	30,427	30,701
Deferred income taxes	94,272	92,986

Total liabilities	475,886	431,735

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 61,855,406 and 60,947,329 shares at March 31, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	520,179	518,267
Accumulated deficit	(3,190)	(2,448)

Total stockholders’ equity	516,995	515,825

Total liabilities and stockholders’ equity	$992,881	$947,560

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Oil	$59,678	$48,546
Gas	3,862	5,510

Total revenue	63,540	54,056

Operating expenses:
Lease operating	17,184	14,386
Production and ad valorem taxes	10,226	7,792
Depletion, depreciation, amortization, and asset retirement obligation accretion	17,058	12,969
General and administrative	5,216	4,352

Total operating expenses	49,684	39,499

Income from operations	13,856	14,557

Other income (expense):
Interest expense, net	(1,214)	(1,114)
Realized and unrealized losses on derivative instruments	(13,829)	(39,974)
Other income	3	33

Total other expense	(15,040)	(41,055)

Loss before income taxes	(1,184)	(26,498)
Income tax benefit	442	9,725

Net loss	$(742)	$(16,773)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	59,400	53,204

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)/Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2012	60,947	$6	$518,267	$(2,448)	$515,825
Issuance of stock, restricted stock and equity-based compensation	915	—	1,912	—	1,912
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(7)	—	—	—	—
Net loss	—	—	—	(742)	(742)

Balance as of March 31, 2012	61,855	$6	$520,179	$(3,190)	$516,995

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(742)	$(16,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	17,058	12,969
Amortization of deferred financing costs	270	252
Equity-based compensation, net	1,842	1,425
Unrealized loss on derivative instruments	5,312	34,624
Deferred income taxes	(442)	(9,725)
Change in operating assets and liabilities:
Accounts receivable	(7,842)	(5,410)
Other current assets	136	79
Accounts payable and accrued expenses	13,427	6,250

Net cash provided by operating activities	29,019	23,691

Investing activities:
Oil and gas acquisition, exploration and development expenditures	(44,842)	(21,470)
Proceeds from sale of oil and gas properties	3	29
Purchase of other property and equipment	(808)	(34)
Increase in restricted cash	(1,820)	—
Other noncurrent assets	—	1,287

Net cash used in investing activities	(47,467)	(20,188)

Financing activities:
Proceeds from bank borrowings	47,100	46,400
Repayments of bank borrowings	(29,100)	(92,300)
Proceeds from exercise of warrants	—	42,592

Net cash provided by (used in) financing activities	18,000	(3,308)

Net increase (decrease) in cash and cash equivalents	(448)	195
Cash and cash equivalents at beginning of period	1,135	1,844

Cash and cash equivalents at end of period	$687	$2,039

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$964	$903

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2011. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated events that occurred subsequent to the balance sheet date, through the date of filing.

Significant Accounting Policies

The significant accounting policies followed by Resolute are set forth in Resolute’s consolidated financial statements for the year ended December 31, 2011. These unaudited condensed consolidated financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2011.

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

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04—Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends current U.S. GAAP fair value measurement and disclosure guidance, to converge U.S. GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. The authoritative guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of the ASU, which has not resulted in a significant impact on the Company’s consolidated financial statements other than additional disclosures.

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

Restricted cash of $18.4 million is contractually restricted for the purpose of settling certain asset retirement obligations of Resolute Aneth, LLC (“Aneth”), which is a wholly-owned subsidiary of the Company.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the three months ended March 31, (in thousands):

	2012	2011
Asset retirement obligations at beginning of period	$16,553	$14,765
Additional liability incurred	58	—
Accretion expense	241	259
Liabilities settled	(636)	(74)
Revisions to previous estimates	—	—

Asset retirement obligations at end of period	16,216	14,950
Less: current asset retirement obligations	(3,327)	(2,999)

Long-term asset retirement obligations	$12,889	$11,951

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Potential dilutive warrants	—	45,123,730
Potential dilutive restricted stock	1,125,241	1,394,296
Anti-dilutive securities	43,800,744	46,518,026

The following table sets forth the computation of basic and diluted net income per share of common stock for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss	$(742)	$(16,773)

Basic weighted average common shares outstanding	59,400	53,204
Add: dilutive effect of non-vested restricted stock	—	—
Add: dilutive effect of outstanding warrants	—	—

Diluted weighted average common shares outstanding	59,400	53,204

Basic and diluted net loss per common share	$(0.01)	$(0.32)

Note 5 — Long Term Debt

Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. Under the terms of the restated agreement, the maturity date is March 2014.

At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.75% to 2.75% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 0.75% to 1.75%. Each such margin is based on the level of utilization under the borrowing base. During November 2011, the borrowing base was increased to $330.0 million. As of March 31, 2012, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.53%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable (Level 2 fair value measurement). The Company capitalized $0.5 million and $0.1 million of interest expense during the three months ended March 31, 2012 and 2011, respectively.

The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. As of March 31, 2012, outstanding borrowings were $188.0 million and unused availability under the borrowing base was $138.9 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at March 31, 2012. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., which are wholly-owned subsidiaries of the Company.

In April 2012, the Company entered into the Third Amendment to the amended and restated Credit Facility agreement which increased the size of the revolving Credit Facility from $500 million to $1 billion. In addition, under the terms of the amendment, at Resolute’s option, the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Rate plus a margin which ranges from 0.50% to 1.50%. Each such margin is based on the level of utilization under the borrowing base. The Third Amendment also extended the maturity date of the revolving Credit Facility to April 2017. In connection with the Third Amendment, the semi-annual redetermination of the borrowing base was completed, resulting in the borrowing base remaining at $330 million.

The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at March 31, 2012.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Note 6 — Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three month periods ended March 31, 2012 and 2011, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended March 31,
	2012	2011
Current income tax (expense) benefit	$—	$—
Deferred income tax benefit	442	9,725

Total income tax benefit	$442	$9,725

The Company had no reserve for uncertain tax positions as of March 31, 2012 or 2011.

The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado, Utah, North Dakota and Texas. The tax years that remain open to examination by the Internal Revenue Service (“IRS”) are the years 2008 through 2011. The tax years that remain open to examination by state taxing authorities are 2007 through 2011.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of March 31, 2012 or December 31, 2011.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when and if declared by the Board of Directors. At March 31, 2012 and December 31, 2011, the Company had 61,855,406 and 60,947,329 shares of common stock issued and outstanding, respectively. During the first quarter of 2011, 3,250,000 “Earnout Shares” vested. Earnout Shares are shares of the Company’s common stock that were issued at the time of the merger between the Company and Hicks Acquisition Company I, Inc. in September 2009. These shares had voting rights and were transferable, but were not registered for resale and were not able to participate in dividends until the trading price of the Company’s common stock exceeded $15.00 per share for 20 consecutive trading days. This target was met and the Earnout Shares vested on February 2, 2011.

During the three months ended March 31, 2011, 3,276,270 warrants were exercised for proceeds to the Company of $42.6 million. During the first quarter of 2012 no warrants were exercised. At March 31, 2012, 42,675,503 warrants remain outstanding.

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

During the three months ended March 31, 2012, the Company granted 915,198 shares of restricted stock to employees and directors, pursuant to the Incentive Plan. Shares of restricted stock issued to employees generally vest in four year increments at specified dates based on continued employment and the satisfaction of certain market performance metrics.

Generally, two-thirds of each grant of restricted stock is time-based and will vest with continued employment in four equal annual tranches. The compensation expense to be recognized for the time-based awards was measured based on the Company’s traded stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 9%.

The remaining one-third of each grant is subject to the satisfaction of pre-established market performance targets. The performance-based shares will generally vest in equal tranches beginning on December 31st of the year of the grant if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price ended on December 31st of the year prior to the grant (which was $11.134 for 2010 grants, $14.227 for 2011 grants and $11.639 for 2012 grants). At the end of each year, the twenty trading day average stock price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year. In that way, an underperforming year can be offset by an over-performing year.

The compensation expense to be recognized for the performance-based awards incorporates forfeiture rates and was measured based on the estimated fair value at the date of grant using a binomial lattice model that incorporates a Monte Carlo simulation.

The valuation model for the performance-based awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2010	70.5% - 76.4%	0%	1.04% - 1.75%
2011	31.9% - 74.5%	0%	0.63% - 1.77%
2012	32.1% - 32.4%	0%	0.67% - 0.85%

For the quarters ended March 31, 2012 and 2011, the Company recorded $1.8 million and $1.4 million of stock based compensation expense, respectively. There was unrecognized compensation expense for all awards of restricted stock under the Incentive Plan of approximately $19.9 million at March 31, 2012, which is expected to be recognized over a weighted-average period of 2.8 years. The following table summarizes changes in non-vested restricted stock for the three month period ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	1,553,230	$12.80
Granted	915,198	$8.61
Vested	(9,128)	$13.61
Forfeited	(7,031)	$13.35

Non-vested, end of period	2,452,269	$11.24

Note 8 — Derivative Instruments

Resolute enters into commodity derivative contracts to manage its exposure to oil and gas price volatility. Resolute has not elected to designate derivative instruments as hedges under the provisions of FASB ASC Topic 815, Derivatives and Hedging. As a result, these derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying condensed consolidated statements of operations. Realized and unrealized gains and losses from Resolute’s price risk management activities are recognized in other income (expense), with realized gains and losses recognized in the period in which the related production is sold. The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as financing activities in the condensed consolidated statement of cash flows. Commodity derivative contracts may take the form of futures contracts, swaps or options. As of March 31, 2012, the fair value of the Company’s commodity derivatives was a net liability of $64.5 million.

The table below summarizes the location and amount of commodity derivative instrument gains (losses) reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Other income (expense):
Realized losses	$(8,517)	$(5,350)
Unrealized losses	(5,312)	(34,624)

Total losses on derivative instruments	$(13,829)	$(39,974)

As of March 31, 2012, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars.

Year	Bbl per Day	(NYMEX WTI)
		Floor Price	Ceiling Price
2012	1,375	$71.64	$102.45
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00

As of March 31, 2012, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps through 2013:

Year	Bbl per Day	Oil (NYMEX WTI) Weighted Average Hedge Price per Bbl	MMBtu per Day	Gas (NYMEX HH) Weighted Average Hedge Price per MMBtu
2012	2,750	$69.40	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40

Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of March 31, 2012.

Year	Index	MMBtu per Day	Weighted Average Hedged Price Differential per MMBtu
2012 – 2013	Rocky Mountain NWPL	1,800	$2.100
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.590
2014	Rocky Mountain CIG	1,000	$0.590

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

The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2012 and December 31, 2011 (in thousands):

Description	Level 2
	March 31, 2012	December 31, 2011
Assets
Commodity swaps	$3,497	$3,170

Current assets: derivative instruments	$3,497	$3,170

Commodity swaps	$1,958	$2,291

Other assets: derivative instruments	$1,958	$2,291

Liabilities
Commodity swaps	$35,113	$30,171
Commodity collars	4,377	3,739

Current liabilities: derivative instruments	$39,490	$33,910

Commodity swaps	$23,010	$25,116
Commodity collars	7,417	5,585

Long term liabilities: derivative instruments	$30,427	$30,701

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

Future minimum CO2 purchase commitments as of March 31, 2012 under this purchase agreement, based on prices in effect on March 31, 2012, are as follows (in thousands):

Year	CO2 Purchase Commitments
2012	$16,261
2013	23,382
2014	22,932
2015	17,986
2016	18,035
Thereafter	27,668

Total	$126,264

Note 10 — Subsequent Events

Aneth Field Transactions.

In April 2012, Resolute entered into two transactions regarding the Company’s properties in Aneth Field in the Paradox Basin in southeast Utah (the “Aneth Field Properties”) through which Resolute and Navajo Nation Oil and Gas Company (“NNOG”) will consolidate their interests in the field.

In the first transaction, Resolute entered into an agreement with affiliates of Denbury Resources Inc. pursuant to which Resolute and NNOG together acquired a 13% working interest in the Aneth Unit and an 11% working interest in the Ratherford Unit for total cash consideration of $75 million. The interests were acquired by Resolute and NNOG on a 50%/50% basis with an effective date of January 1, 2012.

Contemporaneously with this transaction, Resolute and NNOG also entered into an amendment to their Cooperative Agreement. Among other changes, this amendment allowed NNOG to exercise options to purchase 10% of the Company’s interest in Aneth Field, before giving effect to the Denbury transaction discussed above. This option was exercised for cash consideration of $100 million. Resolute entered into a purchase and sale agreement relating to the option exercise which provides that the transaction will be closed and paid for in two equal transfers, each for 5% of Resolute’s interest in the properties. The transfers are expected take place in July 2012 and January 2013, each with an effective date of January 1, 2012. The transaction is subject to customary closing conditions and purchase price adjustments and is secured by a 10% deposit, which was received by Resolute in April 2012.

The Cooperative Agreement amendment also provides for the cancellation of a second set of options held by NNOG to purchase an additional 10% interest in the Aneth Field Properties and stipulates that NNOG has one remaining option to purchase an additional 10% of Resolute’s interest in the Aneth Field Properties (as it stood prior to the current option exercise and excluding the interest acquired from Denbury and certain other minority interests). The remaining option is exercisable in July 2017 at the then current fair market value of such interest.

The net effect of the acquisition of properties from Denbury and the sale of properties to NNOG, following full consummation, is that the Company’s working interests in the Aneth Unit and the Ratherford Unit remain essentially unchanged at 62% and 59%, respectively, and the working interest in the McElmo Creek Unit being reduced to 67.5% from 75%. Resolute remains the operator of its Aneth Field Properties.

Senior Notes.

In April 2012, the Company consummated a private placement of $250 million in aggregate principal Senior Notes due 2020 (“Senior Notes”). The Senior Notes bear interest at a rate of 8.50% per annum and were issued at par. Resolute intends to repay the outstanding borrowings under the Credit Facility and to use the remainder for general corporate purposes, including capital expenditures. The Senior Notes are general unsecured senior obligations of the Company and guaranteed on a senior unsecured basis by the Company’s existing subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the accompanying financial statements and related notes contained elsewhere in this report. References to the “Company,” “us,” “our” or “we” refer to Resolute Energy Corporation (“Resolute”) and its subsidiaries.

Overview

Resolute is a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. Our primary operational focus is on increasing reserves and production from our properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Texas and North Dakota Properties, and through carefully targeted exploration activities in our Wyoming Properties. We also expect to engage in opportunistic acquisitions in our core geographic areas that would allow us to take advantage of our operational expertise.

As of December 31, 2011, Resolute’s estimated net proved reserves were approximately 64.8 MMBoe, of which approximately 44% were proved developed producing reserves, 82% were oil, and 91% were oil and natural gas liquids. The standardized measure of Resolute’s estimated net proved reserves as of December 31, 2011, was $816 million.

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

Resolute’s management uses a variety of financial and operational measurements to analyze its operating performance. These measurements include: (i) production levels, trends and prices, (ii) reserve and production volumes and trends, (iii) operating expenses and general and administrative expenses, (iv) operating cash flow and (v) Adjusted EBITDA. The analysis of these measurements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Resolute’s Annual Report on Form 10-K for the year ended December 31, 2011.

Aneth Field Properties

Resolute’s largest asset, constituting 86% of its net proved reserves as of year-end 2011, is its ownership of working interests in Greater Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. Resolute owns a majority of the working interests in, and is the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit in which Resolute owned working interests of 62%, 75% and 59%, respectively, at March 31, 2012. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. Resolute believes that significantly more oil can be recovered from its Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

Wyoming Properties

Resolute’s producing Wyoming Properties, which are operated by the Company, are located in the Powder River Basin and constitute approximately 6% of Resolute’s net proved reserves as of year-end 2011. Hilight Field, anchoring our Wyoming production and reserves, produces oil and gas from the Muddy sandstone and Mowry shale formations.

Resolute has interests in two exploratory areas in Wyoming. The Big Horn Basin has unconventional oil objectives in the Cretaceous Mowry shale and conventional oil objectives in the Permian Phosphoria formation. We are currently testing a horizontal well in the Big Horn Basin targeting the Mowry oil shale formation. In addition to exploration activities performed by Resolute, two other operators have drilled a total of four additional wells targeting the Mowry shale. In the Powder River Basin, levels of industry activity have increased significantly with various companies pursuing exploration programs targeting objectives including the Turner, Niobrara and Mowry formations. Some of this activity is on acreage directly adjacent to acreage controlled by Resolute. Resolute is currently analyzing a speculative 3D seismic survey covering Hilight Field and adjacent areas that was completed in 2011. This 3D seismic survey should help to delineate oil drilling prospects in the Mowry, and also in the Turner and Niobrara formations.

North Dakota Properties

Resolute has interests in within the Bakken shale trend of the Williston Basin in North Dakota (the “North Dakota Properties”). The Company’s position is divided between two principal project areas; the New Home project area located in Williams County and the Paris project area located in McKenzie County. During the first quarter of 2012, we placed 9 gross (2.2 net) wells on production and had 4 gross (1.1 net) wells waiting for completion operations.

Texas Properties

Resolute has interests in the Permian Basin of Texas (the “Texas Properties”). The Company’s position is divided between two principal project areas. The Wolfbone project area consists of approximately 8,000 net acres located in the Delaware Basin portion of the Permian Basin in Reeves County, and the Wolfberry project area located in the Midland Basin portion of the Permian Basin in Howard and Martin counties. During the first quarter of 2012, we drilled and completed 2 gross (1 net) wells and had an additional 2 gross (1 net) wells waiting on completion operations.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations of Resolute, management has analyzed the Company’s operational results for the three months ended March 31, 2012 and 2011. The following table reflects the components of the Company’s sales volumes and sets forth its sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Net Sales:
Total sales (MBoe)	762	707
Average daily sales (Boe/d)	8,379	7,859

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$83.33	$76.42

Operating Expenses ($/Boe):
Lease operating	$22.54	$20.34
Production and ad valorem taxes	13.41	11.02
General and administrative	6.84	6.15
General and administrative (excluding non-cash compensation expense)	4.63	4.21
Depletion, depreciation, amortization and accretion	22.37	18.33

Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011

Revenue. Revenue from oil and gas activities increased by 18% to $63.5 million during 2012, from $54.1 million during 2011. Of the $9.5 million increase in revenue, approximately $5.3 million was attributable to higher commodity prices, while $4.2 million was attributable to increased production. Average sales price for the quarter, excluding derivative settlements, increased from $76.42 per Boe in 2011 to $83.33 per Boe in 2012, primarily as a function of increased commodity pricing. Sales volumes increased 8% during 2012 as compared to 2011, from 707 MBoe to 762 MBoe. The increase is mainly due to production from our Texas Properties and new wells drilled in our North Dakota Properties.

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

Lease operating expenses increased to $17.2 million during 2012, from $14.4 million during 2011. The $2.8 million, or 19%, increase was attributable to higher service and supply costs and rates resulting in increases in equipment and maintenance costs, contract and company labor, utilities and fuel and increased workover expense related to well repairs in the Aneth Field Properties, offset by decreases in compression and gathering costs.

Production and ad valorem taxes increased by 31% to $10.2 million in 2012, versus $7.8 million in 2011, mainly due to the increase in commodity pricing and production over 2011 combined with higher ad valorem tax estimates due to increases in the assessed value of reserves in 2012. Production and ad valorem taxes were 16.1% of total revenue in 2012 versus 14.4% of total revenue in 2011.

Depletion, depreciation, amortization and accretion expenses increased to $17.1 million during 2012, as compared to $13.0 million during 2011. The $4.1 million, or 32%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $18.33 per Boe in 2011 to $22.37 per Boe in 2012 as a result of increased finding costs on new drilling and completion activities.

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

General and administrative expenses for Resolute increased to $5.2 million during 2012, as compared to $4.4 million during 2011. The $0.8 million, or 20%, increase in general and administrative expenses mainly resulted from $0.7 million of increased salaries and wages due to additional hiring to meet the demand of increasing operations across our four primary focus areas.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2012, the loss on oil and gas derivatives was $13.8 million, consisting of $5.3 million of unrealized losses and $8.5 million of realized losses. During 2011, the loss on oil and gas derivatives was $40.0 million, consisting of $34.6 million of unrealized losses and $5.4 million of realized losses on derivative settlements.

Interest expense in 2012 increased to $1.2 million from the $1.1 million recorded in 2011 as a result of higher debt balances during 2012 compared to 2011.

Income Tax Benefit (Expense). Income tax benefit recognized during 2012 was $0.4 million, or 37.3% of the loss before income taxes, as compared to an income tax benefit of $9.7 million, or 36.7% of the loss before income taxes for Resolute in 2011.

Liquidity and Capital Resources

Resolute’s primary sources of liquidity have been cash generated from operations, amounts available under its revolving Credit Facility (as defined below), proceeds from warrant exercises and proceeds from sales of non-strategic oil and gas properties. Subsequent to the quarter end we completed a $250 million principal amount offering of 8.50% Senior Notes due in 2020, which enhanced our liquidity. For the purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, management has analyzed the cash flows and capital resources for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$29,019	$23,691
Cash used in investing activities	(47,467)	(20,188)
Cash provided by (used in) financing activities	18,000	(3,308)

Net cash provided by operating activities was $29.0 million for the first three months of 2012 compared to $23.7 million for the 2011 period, which reflects increased production and commodity prices realized in 2012 and increases in accounts payable and accrued expenses.

Resolute plans to reinvest a sufficient amount of its cash flow in its development operations in order to maintain its production over the long term, and plans to use external financing sources as well as cash flow from operations and cash reserves to increase its production.

Net cash used in investing activities was $47.5 million in 2012 compared to $20.2 million in 2011. The primary investing activity in 2012 was cash used for capital expenditures of $44.8 million. Capital expenditures were comprised of $9.5 million in compression and facility and drilling projects in Aneth Field, $4.2 million in CO2 acquisition, $10.4 million in drilling activities and infrastructure projects in the Permian Basin of West Texas, $17.1 million in drilling and completion activities in the Bakken trend of North Dakota, and $5.3 million in recompletion and drilling activities in the Company’s Wyoming properties and $0.5 million in other capital projects. A portion of these capital costs are accrued and not paid at period end. The 2011 capital expenditures were comprised of $12.4 million in compression and facility related projects, $3.5 million in CO2 acquisition, $5.0 million in drilling and completion activities in the Bakken trend of North Dakota and $0.6 million in recompletion activities in the Company’s Wyoming properties.

Net cash provided by financing activities was $18.0 million in 2012 compared to cash used by financing activities of $3.3 million in 2011. The primary financing activity in 2012 was net borrowings of $18.0 million under the Credit Facility. Primary financing activities in 2011 were $45.9 million in net payments under the Credit Facility and $42.6 million in proceeds from warrants exercised. The Company is unable to predict the amount or timing of future warrant exercises.

If cash flow from operating activities does not meet its needs, Resolute may reduce its expected level of capital expenditures and/or fund a portion of its capital expenditures using borrowings under its Credit Facility, issuances of debt and equity securities or from other sources, such as asset sales. The Company has in place an effective universal shelf registration statement pursuant to which an aggregate amount of $500 million of any such equity or debt securities could be issued. There can be no assurance that needed capital will be available on acceptable terms or at all. Additionally, in April of 2012, the Company completed an offering of $250 million in aggregate principal amount of Senior Notes due in 2020, the proceeds of which will be used to repay outstanding borrowings under the Credit Facility and for general corporate purposes, including capital expenditures. Resolute’s ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in its Credit Facility and in the indenture governing the Senior Notes. If Resolute is unable to obtain funds when needed or on acceptable terms, it may not be able to complete acquisitions that could be favorable to it or finance the capital expenditures necessary to maintain production or proved reserves.

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

At Resolute’s option, the outstanding balance under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.75% to 2.75% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) an adjusted London Interbank Offered Rate plus 1%, plus a margin which ranges from 0.75% to 1.75%. Each such margin is based on the level of utilization under the borrowing base. During November 2011, the borrowing base was increased to $330.0 million. As of March 31, 2012, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.53%.

The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. As of March 31, 2012, outstanding borrowings were $188.0 million and unused availability under the borrowing base was $138.9 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at March 31, 2012. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., which are wholly-owned subsidiaries of the Company.

In April of 2012, the Company entered into the Third Amendment to the amended and restated Credit Facility agreement which increased the size of the revolving Credit Facility from $500 million to $1 billion. In addition, under the terms of the amendment, at Resolute’s option, the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Rate plus a margin which ranges from 0.50% to 1.50%. Each such margin is based on the level of utilization under the borrowing base. The Third Amendment also extended the maturity date of the revolving Credit Facility to April 2017. In connection with the Third Amendment, the semi-annual redetermination of the borrowing base was completed, resulting in the borrowing base remaining at $330 million.

The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at March 31, 2012.

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

Under the terms of Resolute’s Credit Facility, the form of derivative instruments to be entered into is at Resolute’s discretion, not to exceed (i) 85% of our anticipated production from proved properties in the two years following entering into a derivative transaction and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties thereafter, with no such hedges extending beyond five years.

By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all of which are members of Resolute’s Credit Facility bank syndicate at March 31, 2012. As of March 31, 2012, the fair value of our commodity derivatives was a net liability of $64.5 million.

As of March 31, 2012, Resolute had entered into certain commodity collar contracts. The following table represents Resolute’s commodity collars with respect to its oil and production:

Year	Bbl per Day	(NYMEX WTI)
		Floor Price	Ceiling Price
2012	1,375	$71.64	$102.45
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00

As of March 31, 2012, Resolute had entered into certain commodity swap contracts. The following table represents Resolute’s commodity swaps with respect to its oil and gas production through 2013:

Year	Bbl per Day	Oil (NYMEX WTI) Weighted Average Hedge Price per Bbl	MMBtu per Day	Gas (NYMEX HH) Weighted Average Hedge Price per MMBtu
2012	2,750	$69.40	2,100	$7.42
2013	2,000	$60.47	1,900	$7.40

Resolute also uses basis swaps in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold. The table below sets forth Resolute’s outstanding basis swaps as of March 31, 2012:

Year Year	Index Index	MMBtu per Day	Weighted Average Hedged Price Differential per MMBtu
2012 – 2013	Rocky Mountain NWPL	1,800	$2.100
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.590
2014	Rocky Mountain CIG	1,000	$0.590

Interest Rate Risk

At March 31, 2012, Resolute had $188 million of outstanding debt. Interest is calculated under the terms of the agreement based generally on a LIBOR spread. A 10% increase in LIBOR would result in a less than $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to Resolute’s business, financial condition and results of operations for the quarter ended March 31, 2012 does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011 except as set forth below. These risks and those described below are not the only risks facing the Company.

If we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules, our ability to produce oil and gas commercially and in commercial quantities could be impaired.

We use a substantial amount of water in our drilling operations. Our inability to locate sufficient amounts of water, or treat and dispose of water after drilling, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. Furthermore, future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance.

NNOG has an option to purchase an additional interest in our Aneth Field Properties.

In addition to the options exercised by NNOG in April 2012 to purchase 10% of our interests in Aneth Field for $100 million, NNOG also has an option to purchase up to an additional 10.0% of our interest in the Aneth Field Properties (as it stood prior to the current option exercise and excluding the interest acquired from Denbury and other minority interests). This option is exercisable for cash as of July 2017 at the then fair market value of the interests. If NNOG exercises its purchase option in full, it could acquire from us undivided working interests representing a 6.05% working interest in the Aneth Unit, a 7.5% working interest in the McElmo Creek Unit and a 5.9% working interest in the Ratherford Unit. If NNOG were to exercise this option, we might not be able to effective redeploy the cash received from NNOG.

We have limited control over activities on properties we do not operate, which could reduce our production and revenues, affect the timing and amounts of capital requirements and potentially result in a dilution of our respective ownership interest in the event we are unable to make any required capital contributions.

We do not operate all of the properties in which we have an interest. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision-making with respect to day-to-day operations over which we have little control. The failure of an operator of such wells or properties to adequately perform operations, or an operator’s breach of applicable agreements, could reduce production and revenues we might otherwise receive. The success and timing of our drilling and developments activities on properties operated by other depend upon a number of factors outside out control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants and the use of technology.

If the expense associated with an outside operator’s drilling and development exploration activity exceeds our current expectations or if that operator mobilizes additional drilling, completion or workover rigs in the future, we may be required to make significantly higher capital contributions to satisfy our proportionate share of the costs. If such capital contributions are required, we may not be able to obtain the financing necessary to satisfy our obligations or we may have to reallocate our anticipated capital expenditure budget. In the event that we do not participate in future capital contributions with respect to any agreements relating to properties we do not operate, our respective ownership interest could be diluted.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended.

As of March 31, 2012, we had approximately 8,100 net acres in the Permian Basin, 18,100 net acres in the Bakken and 77,800 net acres in the Big Horn Basin that are not currently held by production. Unless production in paying quantities is established on units containing these leases during their primary terms or we obtain extensions of the leases, these leases will expire. If our leases expire, we will lose our right to develop the related properties.

Our drilling plans for these areas are subject to change based on various factors, including factors that are beyond our control, including drilling results, oil and gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

We and the guarantors may be unable to fulfill our and their obligations under our 8.50% Senior Notes and the related note guarantees.

We have a substantial amount of indebtedness. As a result, a significant portion of our cash flow will be required to pay interest and principal on our indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowing capacity available, to enable us to repay our indebtedness, including the notes, or to fund other liquidity needs. As of April 10, 2012, and after giving effect to the Senior Notes offering and the planned use of proceeds therefrom, we would have had $250 million in outstanding indebtedness. In addition, we have $330 million available to be borrowed under our Credit Facility, subject to limitation under our financial covenants.

Servicing our indebtedness and satisfying our other obligations will require a significant amount of cash. Our cash flow from operating activities and other sources may not be sufficient to fund our liquidity needs. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the notes.

A substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including by curtailing our exploration and drilling programs, selling assets, reducing our capital expenditures, refinancing all or a portion of our existing debt or obtaining additional financing. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of future debt agreements may, and our Credit Facility and the indenture governing the Senior Notes do, restrict us from implementing some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate these dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any dispositions may not be adequate to meet our debt service obligations then due.

Our substantial indebtedness could adversely impact our business, results of operations and financial condition.

In addition to making it more difficult for us to satisfy our obligations to pay principal and interest on our Senior Notes, our substantial indebtedness could limit our ability to respond to changes in the markets in which we operate and otherwise limit our activities. For example, our indebtedness, and the terms of agreements governing that indebtedness, could:

•

require us to dedicate a substantial portion of our cash flow from operations to service our existing debt obligations, thereby reducing the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate;

•	increase our vulnerability to economic downturns and impair our ability to withstand sustained declines in oil and gas prices;

•	subject us to covenants that limit our ability to fund future working capital, capital expenditures, exploration costs and other general corporate requirements;

•	prevent us from borrowing additional funds for operational or strategic purposes (including to fund future acquisitions), disposing of assets or paying cash dividends;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•

require us to devote a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund exploration efforts, working capital, capital expenditures and other general corporate purposes; and

•	place us at a competitive disadvantage relative to our competitors that have less debt outstanding.

Covenants in the indenture governing the Senior Notes and in our Credit Facility currently impose, and future financing agreements may impose, significant operating and financial restrictions.

The indenture governing the Senior Notes and our Credit Facility contain restrictions, and future financing agreement may contain additional restrictions, on our activities, including covenants that restrict our and our restricted subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends on, redeem or repurchase stock;

•	create liens;

•	make specified types of investments;

•	apply net proceeds from certain asset sales;

•	engage in transactions with our affiliates;

•	engage in sale and leaseback transactions;

•	merge or consolidate;

•	restrict dividends or other payments from restricted subsidiaries;

•	sell equity interests of restricted subsidiaries; and

•	sell, assign, transfer, lease, convey or dispose of assets.

Our Credit Facility will mature in April 2017, unless extended, and is secured by all of our oil and gas properties as well as a pledge of all ownership interests in operating subsidiaries. The Credit Facility contains various affirmative and negative covenants including but not limited to financial covenants that (i) require us to maintain a consolidated current ratio of at least 1.0 to 1.0 at the end of any fiscal quarter, and (ii) we may not permit our maximum leverage ratio (consolidated indebtedness to consolidated EBITDA as defined in the credit agreement) to exceed 4.0 to 1.0 at the end of each fiscal quarter.

These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

If we are unable to comply with the restrictions and covenants in the agreements governing the Senior Notes and other debt, there could be a default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed and would impact our ability to make principal and interest payments on the notes.

Any default under the agreements governing our indebtedness, including a default under our Credit Facility that is not waived by the required lenders, and the remedies sought by the holders of any such indebtedness, could make us unable to pay principal, premium, if any, and interest on the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Senior Notes or our Credit Facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Credit Facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our Credit Facility to avoid being in default. If we breach our covenants under our Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our revolving credit facility, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

Notwithstanding our current indebtedness levels and restrictive covenants, we may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

We may be able to incur additional debt in the future. Although the indenture governing the Senior Notes contains restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In particular, we may borrow under the Credit Facility. Also, we expect to be able to issue additional Senior Notes under the indenture in some circumstances. In addition, if we are able to designate some of our restricted subsidiaries under the indenture as unrestricted subsidiaries, including in connection with the formation of master limited partnerships, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions that may increase our indebtedness. Also, under the indenture, we will be able to make restricted payments in certain circumstances. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that we and our subsidiaries now face.

Availability under our Credit Facility depends on a borrowing base which is subject to redetermination by our lenders. If our borrowing base is reduced, we may be required to repay amounts outstanding under our Credit Facility.

Under the terms of our Credit Facility, our borrowing base (currently set at $330.0 million) is subject to semi-annual redetermination by our lenders based on their valuation of our proved reserves and their internal criteria. In addition, under certain circumstances, interim redeterminations may be conducted. In the event the amount outstanding under our Credit Facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Credit Facility, sell assets or sell additional shares of common stock. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. Failure to make the required repayment could result in a default under our Credit Facility.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase although the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Resolute Energy Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	May 4, 2012

/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	May 4, 2012