Form 10-Q
period 2012-09-30
Resolute Energy Corp
filed 2012-11-05
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31 2012, 61,953,738 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected future production, expenses and cash flows in 2012 and beyond, the nature, timing and results of capital expenditure projects, the results of exploration and development activities, our plans with respect to future acquisitions, our future debt levels and liquidity and future derivative activities. Although we believe that the expectations reflected in such forward-looking statements are reasonable, those expectations may prove to be incorrect. Disclosure of important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are included under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011, and such things as:

•

volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations, liquidity and reserves, discovery, estimation and development of, and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position;

•	the success of our business and financial strategy, derivative strategies and plans;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	our relationship with the Navajo Nation, the local community in the area where we operate the Aneth Field Properties, and Navajo Nation Oil and Gas Company;

•	the effectiveness and results of our CO2 flood program;

•	the impact of U.S. and global economic recession;

•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;

•	the success of the development plan and production from our oil and gas properties, particularly our Aneth Field Properties;

•	the timing and amount of future production of oil and gas;

•	the completion, timing and success of exploratory drilling;

•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;

•	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	our success in marketing oil and gas;

•	competition in the oil and gas industry;

•	the concentration of our producing properties in a limited number of geographic areas;

•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;

•

the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations, including the potential for increased regulation of underground injection or fracing operations;

•	the availability of water and our ability to adequately treat and dispose of water after drilling and completing wells;

•	potential changes to regulations affecting derivatives instruments;

•	the success of our hedging program;

•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;

•	environmental liabilities under existing or future laws and regulations;

•	developments in oil and gas producing countries;

•	loss of senior management or key technical personnel;

•	timing of issuance of permits and rights of way;

•	timing of installation of gathering infrastructure in areas of new exploration and development;

•	potential breakdown of equipment and machinery relating to the Aneth compression facility;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us;

•	risks related to our level of indebtedness;

•	a lack of available capital and financing on acceptable terms, including as a result of a reduction in the borrowing base under our credit facility;

•	constraints imposed on our business and operations by our credit agreement and our 8.50% senior notes due 2020 and our ability to generate sufficient cash flow to repay our debt obligations;

•	risk factors discussed or referenced in this report; and

•	other factors, many of which are beyond our control.

PART I- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,432	$1,135
Accounts receivable	76,399	61,930
Deferred income taxes	8,775	13,694
Derivative instruments	6,787	3,170
Prepaid expenses and other current assets	1,282	1,829

Total current assets	95,675	81,758

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	65,585	64,357
Proved	1,034,740	885,503
Other property and equipment	5,400	4,070
Accumulated depletion, depreciation and amortization	(169,087)	(114,214)

Net property and equipment	936,638	839,716

Other assets:
Restricted cash	18,422	16,601
Derivative instruments	2,288	2,291
Deferred financing costs	10,169	2,433
Other assets	2,336	4,761

Total assets	$1,065,528	$947,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$105,860	$87,585
Asset retirement obligations	2,853	3,953
Derivative instruments	25,448	33,910

Total current liabilities	134,161	125,448

Long term liabilities:
Credit facility	18,000	170,000
Senior notes	250,000	—
Asset retirement obligations	13,552	12,600
Derivative instruments	12,812	30,701
Deferred income taxes	99,733	92,986
Other long term liabilities	5,000	—

Total liabilities	533,258	431,735

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 61,941,148 and 60,947,329 shares at September 30, 2012 and December 31, 2011, respectively	6	6
Additional paid-in capital	515,111	518,267
Retained earnings (accumulated deficit)	17,153	(2,448)

Total stockholders’ equity	532,270	515,825

Total liabilities and stockholders’ equity	$1,065,528	$947,560

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Oil	$59,586	$48,245	$179,042	$150,683
Gas	3,436	4,491	11,708	14,534
Other	371	1,288	662	2,771

Total revenue	63,393	54,024	191,412	167,988

Operating expenses:
Lease operating	21,326	14,752	58,074	42,664
Production and ad valorem taxes	8,420	7,591	28,288	23,616
Depletion, depreciation, amortization, and asset retirement obligation accretion	19,600	14,230	55,616	40,891
General and administrative	6,672	5,468	17,580	14,573

Total operating expenses	56,018	42,041	159,558	121,744

Income from operations	7,375	11,983	31,854	46,244

Other income (expense):
Interest expense, net	(4,601)	(897)	(9,511)	(2,783)
Realized and unrealized gains (losses) on derivative instruments	(6,772)	49,017	8,945	30,687
Other income (expense)	—	18	(14)	69

Total other income (expense)	(11,373)	48,138	(580)	27,973

Income (loss) before income taxes	(3,998)	60,121	31,274	74,217
Income tax benefit (expense)	1,519	(22,551)	(11,673)	(27,752)

Net income (loss)	$(2,479)	$37,570	$19,601	$46,465

Net income (loss) per common share:
Basic	$(0.04)	$0.64	$0.33	$0.81
Diluted	$(0.04)	$0.59	$0.32	$0.70
Weighted average common shares outstanding:
Basic	59,431	59,138	59,411	57,097
Diluted	59,431	64,039	60,744	66,697

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	(Deficit)/Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2012	60,947	$6	$518,267	$(2,448)	$515,825
Issuance of stock, restricted stock and equity-based compensation	1,069	—	6,943	—	6,943
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(75)	—	(100)	—	(100)
Retirement of public warrants	—	—	(9,999)	—	(9,999)
Net income	—	—	—	19,601	19,601

Balance as of September 30, 2012	61,941	$6	$515,111	$17,153	$532,270

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$19,601	$46,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	55,616	40,891
Amortization of deferred financing costs	1,037	776
Equity-based compensation, net	6,903	5,711
Unrealized gain on derivative instruments	(29,965)	(48,755)
Deferred income taxes	11,665	27,752
Change in operating assets and liabilities:
Accounts receivable	(14,428)	(9,489)
Other current assets	547	(123)
Accounts payable and accrued expenses	16,604	5,650

Net cash provided by operating activities	67,580	68,878

Investing activities:
Oil and gas exploration and development expenditures	(159,185)	(114,814)
Purchase of proved oil and gas properties	(37,685)	(49,481)
Proceeds from sale of oil and gas properties and other `	49,542	4,721
Purchase of other property and equipment	(1,330)	(1,060)
Increase in restricted cash	(1,821)	(1,820)
Other	5,068	68

Net cash used in investing activities	(145,411)	(162,386)

Financing activities:
Proceeds from bank borrowings	374,500	320,200
Repayments of bank borrowings	(526,500)	(302,600)
Proceeds from issuance of Senior notes	250,000	—
Payment of financing costs	(8,773)	(131)
Redemption of restricted stock for employee income taxes and restricted stock forfeitures	(100)	(45)
Retirement of public warrants	(9,999)	—
Proceeds from exercise of warrants	—	74,418

Net cash provided by financing activities	79,128	91,842

Net increase (decrease) in cash and cash equivalents	1,297	(1,666)
Cash and cash equivalents at beginning of period	1,135	1,844

Cash and cash equivalents at end of period	$2,432	$178

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$516	$2,282

Income taxes	$8	$—

Supplemental schedule of non-cash investing and financing activities:
Asset retirement obligations sold	$—	$1,307

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the nine months ended September 30, (in thousands):

	2012	2011
Asset retirement obligations at beginning of period	$16,553	$14,765
Additional liability incurred	267	93
Accretion expense	742	762
Liabilities settled	(1,157)	(1,462)
Revisions to previous estimates	—	—

Asset retirement obligations at end of period	16,405	14,158
Less: current asset retirement obligations	(2,853)	(2,813)

Long-term asset retirement obligations	$13,552	$11,345

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Potential dilutive warrants	—	42,676	—	43,483
Potential dilutive restricted stock	—	1,277	1,415	1,405
Anti-dilutive securities	34,593	—	39,370	—

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,479)	$37,570	$19,601	$46,465

Basic weighted average common shares outstanding	59,431	59,138	59,411	57,097
Add: dilutive effect of non-vested restricted stock	—	1,197	1,333	1,246
Add: dilutive effect of outstanding warrants	—	3,704	—	8,354

Diluted weighted average common shares outstanding	59,431	64,039	60,744	66,697

Basic earnings (loss) per common share	$(0.04)	$0.64	$0.33	$0.81
Diluted earnings (loss) per common share	$(0.04)	$0.59	$0.32	$0.70

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

As of September 30, 2012, outstanding borrowings were $18.0 million under the borrowing base of $330 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at September 30, 2012 and $163.1 million associated with limitations based upon a multiple of trailing earnings as defined in the Credit Facility. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., which are wholly-owned subsidiaries of the Company.

As of September 30, 2012, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.62%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (Level 2 fair value measurement).

The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2012.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of September 30, 2012.

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

The fair value of the Senior Notes at September 30, 2012, was estimated to be $256.3 million based upon data from independent market makers, a Level 2 fair value measurement.

The Company capitalized $1.5 million and $0.4 million of interest expense during the quarters ended September 30, 2012 and 2011, respectively. The Company capitalized $3.3 million and $0.8 million of interest expense during the nine months ended September 30, 2012 and 2011, respectively.

Note 6 — Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine month periods ended September 30, 2012 and 2011, differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current income tax (expense) benefit	$(8)	$—	$(8)	$—
Deferred income tax (expense) benefit	1,527	(22,551)	(11,665)	(27,752)

Total income tax (expense) benefit	$1,519	$(22,551)	$(11,673)	$(27,752)

The Company had no reserve for uncertain tax positions as of September 30, 2012 or 2011.

The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado, Utah, North Dakota and Texas. The tax years that remain open to examination by the Internal Revenue Service are the years 2009 through 2011. The tax years that remain open to examination by state taxing authorities are 2008 through 2011.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of September 30, 2012 or December 31, 2011.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when and if declared by the Board of Directors. At September 30, 2012 and December 31, 2011, the Company had 61,941,148 and 60,947,329 shares of common stock issued and outstanding, respectively. During the first quarter of 2011, 3,250,000 “Earnout Shares” vested. Earnout Shares are shares of the Company’s common stock that were issued at the time of the merger between the Company and Hicks Acquisition Company I, Inc. in September 2009. These shares had voting rights and were transferable, but were not registered for resale and were not able to participate in dividends until the trading price of the Company’s common stock exceeded $15.00 per share for 20 consecutive trading days. This target was met and the Earnout Shares vested on February 2, 2011.

The Company repurchased 9,634,821 warrants for aggregate consideration of approximately $10.0 million in a private transaction for an average price of $1.04 per warrant during the second quarter of 2012. During the nine months ended September 30, 2011, 5,724,497 warrants were exercised for proceeds to the Company of $74.4 million. During the nine months ended September 30, 2012 no warrants were exercised. At September 30, 2012, 33,040,682 warrants remain outstanding.

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

During the nine months ended September 30, 2012, the Company granted 1,069,338 shares of restricted stock to employees and directors, pursuant to the Incentive Plan. Shares of restricted stock issued to employees generally vest in four year increments at specified dates based on continued employment and the satisfaction of certain market performance metrics.

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

For the quarters ended September 30, 2012 and 2011, the Company recorded $2.8 million and $2.2 million of stock based compensation expense, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded $6.9 million and $5.7 million of stock based compensation expense, respectively. There was unrecognized compensation expense for all awards of restricted stock under the Incentive Plan of approximately $16.6 million at September 30, 2012, which is expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes the changes in the non-vested restricted stock for the nine month period ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	1,553,230	$12.80
Granted	1,069,338	$8.45
Vested	(58,711)	$13.73
Forfeited	(63,943)	$11.39

Non-vested, end of period	2,499,914	$10.86

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

The Company utilizes fixed price swaps, basis swaps, option contracts and two- and three-way collars. These instruments generally entitle Resolute (the floating price payor in most cases) to receive settlement from the counterparty (the fixed price payor in most cases) for each calculation period in amounts, if any, by which the settlement price for the scheduled trading days applicable to each calculation period is less than the fixed strike price or floor price. The Company would pay the counterparty if the settlement price for the scheduled trading days applicable to each calculation period exceeds the fixed strike price or ceiling price. The amount payable by Resolute, if the floating price is above the fixed or ceiling price, is the product of the notional contract quantity and the excess of the floating price over the fixed or ceiling price per calculation period. The amount payable by the counterparty, if the floating price is below the fixed or floor price, is the product of the notional contract quantity and the excess of the fixed or floor price over the floating price per calculation period. A three-way collar consists of a two-way collar contract combined with a put option contract sold by the Company with a strike price below the floor price of the two-way collar. The Company receives price protection at the purchased put option floor price of the two-way collar if commodity prices are above the sold put option strike price. If commodity prices fall below the sold put option strike price, the Company receives the cash market price plus the variance between the two put option strike prices. This type of instrument captures more value in a rising commodity price environment, but limits the benefits in a downward commodity price environment. Basis swaps are used in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold.

As of September 30, 2012, the fair value of the Company’s commodity derivatives was a net liability of $29.2 million.

The following table represents Resolute’s two-way commodity collar contracts as of September 30, 2012.

		(NYMEX WTI - $/Bbl)
Year	Bbl per Day	Weighted Average Floor Price	Weighted Average Ceiling Price
2012	1,375	$71.64	$102.45
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00

The following table represents Resolute’s three-way commodity collar contracts as of September 30, 2012.

		(NYMEX WTI - $/Bbl)
Year	Bbl Per Day	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
2014	2,000	$70.00	$85.00	$100.83

The following table represents Resolute’s commodity call option contracts as of September 30, 2012.

		(NYMEX WTI - $/Bbl)
Year	Bbl per Day	Weighted Average Bought Call Price	Weighted Average Sold Call Price
2012	500	$110.00	$92.92
2013	2,000	$82.50	$82.50

The following table represents Resolute’s commodity put option contracts as of September 30, 2012.

		(NYMEX WTI - $/Bbl)
Year	Bbl per Day	Weighted Average Bought Put Price	Weighted Average Sold Put Price
2012	500	$92.92	$75.00

The following table represents Resolute’s commodity swap contracts as of September 30, 2012.

Year	Bbl per Day	(NYMEX WTI - $/Bbl) Weighted Average Swap Price	MMBtu per Day	(NYMEX HH - $/ MMBtu) Weighted Average Swap Price
2012	2,750	$78.48	2,100	$7.42
2013	3,000	$72.97	1,900	$7.40

The following table sets forth Resolute’s basis swaps as of September 30, 2012.

Year	Index	MMBtu per Day	Weighted Average Price Differential per MMBtu
2012 – 2013	Rocky Mountain NWPL	1,800	$2.100
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.590
2014	Rocky Mountain CIG	1,000	$0.590

The table below summarizes the location and amount of commodity derivative instrument gains (losses) reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other income (expense):
Realized losses	$(3,314)	$(7,353)	$(21,020)	$(18,068)
Unrealized gains (losses)	(3,458)	56,370	29,965	48,755

Total gains (losses) on derivative instruments	$(6,772)	$49,017	$8,945	$30,687

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

The following is a listing of Resolute’s derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2012 and December 31, 2011 (in thousands):

Description	Level 2
	September 30, 2012	December 31, 2011
Assets
Oil and gas commodity contracts, current assets	$6,787	$3,170
Oil and gas commodity contracts, long term assets	2,288	2,291

Total assets	$9,075	$5,461

Liabilities
Oil and gas commodity contracts, current liabilities	$25,448	$33,910
Oil and gas commodity contracts, long term liabilities	12,812	30,701

Total liabilities	$38,260	$64,611

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

Future minimum CO2 purchase commitments as of September 30, 2012 under this purchase agreement, based on prices and current nominations in effect on September 30, 2012, are as follows (in thousands):

Year	CO2 Purchase Commitments
2012	$4,851
2013	28,869
2014	28,869
2015	28,869
2016	11,484

Total	$102,942

Note 10 — Acquisitions and Divestitures

Aneth Field Transactions

During the second quarter of 2012 Resolute entered into two transactions regarding the Aneth Field Properties through which Resolute and Navajo Nation Oil and Gas Company (“NNOGC”) consolidated their interests in the field.

In the first transaction, effective January 1, 2012, Resolute and NNOGC together, on a 50%/50% basis, acquired a 13% working interest in the Aneth Unit and an 11% working interest in the Ratherford Unit for a total cash consideration of $75 million from affiliates of Denbury Resources Inc. (“Denbury”). The acquisition from Denbury was accounted for using the acquisition method, which requires the acquired assets and liabilities to be recorded at fair value on the acquisition date. After closing adjustments, the $37.7 million purchase price was allocated to proved oil and gas properties. Revenue and expenses associated with the acquired interests are included in the Condensed Consolidated Statements of Operations concurrent with the closing of the transaction in April, 2012.

Contemporaneously with this transaction, Resolute and NNOGC also entered into an amendment of their Cooperative Agreement. Among other changes, this amendment allowed NNOGC to exercise options to purchase 10% of the Company’s interest in the Aneth Field Properties, as they existed before giving effect to the Denbury transaction discussed above (the “Option Properties”). This option was exercised for cash consideration of $100 million. Resolute entered into a purchase and sale agreement relating to the option exercise which provides that the transaction will be closed and paid for in two equal transfers, each for 5% of Resolute’s interest in the properties. The Company received a $10 million purchase deposit from NNOGC in April 2012, $5 million of which is located on the balance sheet in other long term liabilities with the remainder allocated to proved oil and gas properties. The first transfer took place in July 2012 and the second transfer is expected to take place in January 2013, each with an effective date of January 1, 2012.

The Cooperative Agreement amendment also provides for the cancellation of a second set of options held by NNOGC to purchase an additional 10% interest in the Option Properties and stipulates that NNOGC has one remaining option to purchase an additional 10% of Resolute’s interest in the Option Properties. The remaining option is exercisable in July 2017 at the current fair market value of such interest at that time. No gain or loss was recognized upon this sale as it does not represent a significant portion of the Company’s oil and gas properties and did not significantly alter the relationship of capitalized costs and proved reserves.

The net effect of the acquisition of properties from Denbury and the sale of properties to NNOGC, following full consummation, is that the Company’s working interests in the Aneth Unit and the Ratherford Unit will remain essentially unchanged at 62% and 59%, respectively, and its working interest in the McElmo Creek Unit will be reduced to 67.5% from 75%. Resolute remains the operator of its properties in Greater Aneth Field.

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

Overview

Resolute is a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. Our primary operational focus is on increasing reserves and production from our properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base through an organic growth strategy focused on the expansion of tertiary oil recovery in our Aneth Field Properties (defined below), the exploitation and development of oil-prone acreage, particularly in our properties in Texas and North Dakota, and through carefully targeted exploration and exploitation activities in our properties in Wyoming. We also expect to engage in opportunistic acquisitions in our core geographic areas that would allow us to take advantage of our operational expertise.

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

Aneth Field Properties

Resolute’s largest asset, constituting 86% of its net proved reserves as of year-end 2011, is its ownership of working interests in Greater Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. Resolute owns a majority of the working interests in, and is the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit in which Resolute owned working interests of 65%, 71% and 62%, respectively, at September 30, 2012. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. Resolute believes that significantly more oil can be recovered from its Aneth Field Properties through industry standard secondary and tertiary recovery techniques. During the first nine months of 2012, the Company drilled 3 gross (2 net) wells on its Aneth Field Properties.

During the second quarter of 2012 the Company entered into two transactions regarding the Aneth Field Properties through which Resolute and Navajo Nation Oil and Gas Company (“NNOGC”) consolidated their interests in the field. In the first transaction, which closed in April, 2012, Resolute entered into an agreement with affiliates of Denbury Resources Inc. (“Denbury”) pursuant to which Resolute and NNOGC, on a 50%/50% basis, acquired a 13% working interest in the Aneth Unit and an 11% working interest in the Ratherford Unit for total cash consideration of $75 million (the “Denbury Acquisition”).

Contemporaneously with this transaction, Resolute and NNOGC also entered into an amendment to their Cooperative Agreement. Among other changes, this amendment allowed NNOGC to exercise options to purchase 10% of the Company’s interest in Aneth Field, as it existed before giving effect to the Denbury transaction discussed above. This option was exercised for cash consideration of $100 million. Resolute entered into a purchase and sale agreement relating to the option exercise which provides that the transaction will be closed and paid for in two equal transfers, each for 5% of Resolute’s interest in the properties. The Company received a $10 million purchase deposit from NNOGC in April 2012, $5 million of which is located on the balance sheet in other long term liabilities with the remainder allocated to proved oil and gas properties. The first transfer took place in July 2012 and the second transfer is expected to take place in January 2013, each with an effective date of January 1, 2012.

The Cooperative Agreement amendment also provides for the cancellation of a second set of options held by NNOGC to purchase an additional 10% interest in the Aneth Field Properties and stipulates that NNOGC has one remaining option to purchase an additional 10% of Resolute’s interest in the Aneth Field Properties (as it stood prior to the current option exercise and excluding the interest acquired from Denbury and certain other minority interests). The remaining option is exercisable in July 2017 at the then current fair market value of such interest.

The net effect of the acquisition of properties from Denbury and the sale of properties to NNOGC, following full consummation, is that the Company’s working interests in the Aneth Unit and the Ratherford Unit will remain essentially unchanged at 62% and 59%, respectively, and the working interest in the McElmo Creek Unit will be reduced to 67.5% from 75%. Resolute remains the operator of its Aneth Field Properties.

Wyoming Properties

Resolute’s Wyoming Properties, which are operated by the Company, are located in the Powder River and Big Horn Basins in Wyoming. The producing properties in the Powder River Basin constitute approximately 6% of Resolute’s net proved reserves as of year-end 2011. Hilight Field, anchoring our Wyoming production and reserves, produces oil and gas from the Muddy sandstone and Mowry shale formations. During of 2012, the Company anticipates performing six Muddy formation recompletions in the Powder River Basin.

Resolute has interests in two exploratory areas in Wyoming. The Big Horn Basin has unconventional oil objectives in the Cretaceous Mowry shale and conventional oil objectives in the Permian Phosphoria formation. We have tested a horizontal well in the Big Horn Basin targeting the Mowry oil shale formation and appear to have encountered non-commercial quantities of oil. In addition to exploration activities performed by Resolute, two other operators have drilled a total of four additional wells targeting the Mowry shale. In the Powder River Basin, levels of industry activity have increased significantly with various companies pursuing exploration programs targeting objectives including the Turner, Niobrara and Mowry formations. Some of this activity is on acreage directly adjacent to acreage controlled by Resolute. Resolute is currently analyzing a speculative 3D seismic survey covering Hilight Field and adjacent areas that was completed in 2011. This 3D seismic survey should help to delineate oil drilling prospects in the Mowry, and also in the Turner and Niobrara formations.

North Dakota Properties

Resolute has interests in the Bakken shale trend of the Williston Basin in North Dakota (the “North Dakota Properties”). The Company’s position is divided between two principal project areas; the New Home project area located in Williams County and the Paris project area located in McKenzie County. During the first nine months of 2012, we placed 25 gross (5.6 net) wells on production and had 5 gross (0.8 net) wells waiting for completion operations.

Texas Properties

Resolute has interests in the Permian Basin of Texas (the “Texas Properties”). The Company’s position is divided between two principal project areas. The Wolfbone project area is located in the Delaware Basin portion of the Permian Basin in Reeves County, and the Wolfberry project area is located in the Midland Basin portion of the Permian Basin in Howard and Martin counties. During the first nine months of 2012, we drilled and completed 13 gross (8.6 net) wells and had 2 gross (1.5 net) wells waiting on completion operations.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations of Resolute, management has analyzed the Company’s operational results for the three and nine months ended September 30, 2012 and 2011, respectively. The following table reflects the components of the Company’s sales volumes and sets forth its sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales:
Total sales (MBoe)	862	729	2,482	2,165
Average daily sales (Boe/d)	9,365	7,920	9,058	7,931

Average Sales Price ($/Boe):
Average sales price (excluding derivative settlements)	$73.58	$74.15	$77.12	$77.59

Operating Expenses ($/Boe):
Lease operating	$24.75	$20.25	$23.40	$19.71
Production and ad valorem taxes	9.77	10.42	11.40	10.91
General and administrative	7.74	7.50	7.08	6.73
General and administrative (excluding non-cash compensation expense)	4.77	4.73	4.52	4.24
Depletion, depreciation, amortization and accretion	22.75	19.53	22.41	18.89

Comparison of Quarter Ended September 30, 2012 to Quarter Ended September 30, 2011

Revenue. Revenue from oil and gas activities increased by 17%, to $63.4 million during 2012 from $54.0 million during 2011. Of the net $9.4 million increase in revenue, approximately $9.9 million was attributable to increased production, offset by $0.4 million of decreased commodity prices. Average sales price for the quarter, excluding derivative settlements, decreased from $74.15 per Boe in 2011 to $73.58 per Boe in 2012, primarily as a function of decreased commodity pricing. Sales volumes increased 18% during 2012 as compared to 2011, from 729 MBoe to 862 MBoe. The increase is mainly due to production from wells drilled in 2012 in the Texas and North Dakota Properties and an approximate 8% increase in production from the Aneth Field Properties.

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

Aggregate lease operating expenses increased to $21.3 million during 2012, from $14.8 million during 2011. The $6.5 million, or 45%, increase was attributable to the expanded operations in the Texas and North Dakota Properties and increased repair and maintenance and workover activity in order to reduce well downtime and increase production from the Aneth Field Properties. On a unit-of-production basis, lease operating expense increased 22% from $20.25 in 2011 to $24.75 in 2012.

Production and ad valorem taxes increased by 11% to $8.4 million in 2012, versus $7.6 million in 2011, due to the increase in revenue over 2011 combined with higher ad valorem tax estimates as a result of increases in the assessed value of reserves in 2012. Production and ad valorem taxes were 13% of total revenue in 2012 versus 14% of total revenue in 2011.

Depletion, depreciation, amortization and accretion expenses increased to $19.6 million during 2012, as compared to $14.2 million during 2011. The $5.4 million, or 38%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $19.53 per Boe in 2011 to $22.75 per Boe in 2012 as a result of increased finding costs on new drilling and completion activities.

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

General and administrative expenses for Resolute increased to $6.7 million during 2012, as compared to $5.5 million during 2011. The $1.2 million, or 22%, increase in general and administrative expenses mainly resulted from increases of $0.3 million in professional services, $0.5 million in share based compensation expense and $0.4 million in corporate overheard and other miscellaneous expenses. On a unit-of-production basis, general and administrative expenses increased 3%.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period.

During 2012, the loss on oil and gas derivatives was $6.8 million, consisting of $3.5 million of unrealized losses and $3.3 million of realized losses. During 2011, the gain on oil and gas derivatives was $49.0 million, consisting of $56.4 million of unrealized gains and $7.4 million of realized losses, including $5.0 million of partial terminations of certain derivative contracts, on derivative settlements.

Interest expense in 2012 increased to $4.6 million from the $0.9 million recorded in 2011 due to the higher interest rate associated with the private placement of $250 million in principal senior notes due May 1, 2020 (the “Senior Notes”) in April 2012 and increased average borrowings versus the third quarter of 2011.

Income Tax Benefit (Expense). The income tax benefit recognized during 2012 was $1.5 million, or 38.0% of the loss before income taxes, as compared to income tax expense of $22.6 million, or 37.6% of income before income taxes in 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Revenue. Revenue from oil and gas activities increased by 14% to $191.4 million during 2012, from $168.0 million during 2011. Of the net $23.4 million increase in revenue, approximately $24.6 million was attributable to increased production, offset by $1.2 million was related to decreased commodity prices. Average sales price for the quarter, excluding derivative settlements, decreased from $77.59 per Boe in 2011 to $77.12 per Boe in 2012, primarily as a function of decreased commodity pricing. Sales volumes increased 15% during 2012 as compared to 2011, from 2,165 MBoe to 2,482 MBoe. The increase is mainly due to increased production from wells drilled in 2012 in the Texas Properties and North Dakota Properties, the purchase of interests in the Aneth Field Properties from Denbury and increases in Greater Aneth Field production versus 2011.

Operating Expenses. Aggregate lease operating expenses increased to $58.1 million during 2012, from $42.7 million during 2011. The $15.4 million, or 36%, increase was attributable to higher service and supply costs during the first quarter, the additional working interests acquired in the Denbury acquisition, expanded operations in the Texas and North Dakota Properties and increased repair and maintenance and workover activity in order to reduce well downtime and increase production from the Aneth Field Properties. On a unit-of-production basis, the increase was 19% from $19.71 in 2011 to $23.40 in 2012.

Production and ad valorem taxes increased by 20% to $28.3 million in 2012, versus $23.6 million in 2011 due to the increase in revenue over 2011 combined with higher ad valorem tax estimates associated with the increases in the assessed value of reserves in 2012. Production and ad valorem taxes were 15% of total revenue in 2012 versus 14% of total revenue in 2011.

Depletion, depreciation, amortization and accretion expenses increased to $55.6 million during 2012, as compared to $40.9 million during 2011. The $14.7 million, or 36%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $18.89 per Boe in 2011 to $22.41 per Boe in 2012 as a result of increased finding costs on new drilling and completion activities.

General and administrative expenses for Resolute increased to $17.6 million during 2012, as compared to $14.6 million during 2011. The $3.0 million, or 21%, increase in general and administrative expenses resulted from increases of $1.3 million in salaries and wages, $1.0 million in share based compensation expense, $0.4 million in professional services, $0.4 million corporate overhead, offset by increases in capitalized labor and overhead billings. On a unit-of-production basis, general and administrative expenses increased 5%.

Other Income (Expense). During 2012, the gain on oil and gas derivatives was $8.9 million, consisting of $30.0 million of unrealized gains and $21.0 million of realized losses. During 2011, the gain on oil and gas derivatives was $30.7 million, consisting of $48.8 million of unrealized gains and $18.1 million of realized losses on derivative settlements.

Interest expense in 2012 increased to $9.5 million from the $2.8 million recorded in 2011 as a result of the higher interest rate associated with the Senior Notes issued in 2012 and increased average borrowings.

Income Tax Benefit (Expense). Income tax expense recognized during 2012 was $11.7 million, or 37.3% of income before income taxes, as compared to income tax expense of $27.8 million, or 37.4% of the income before income taxes during 2011.

Liquidity and Capital Resources

Resolute’s primary sources of liquidity have been cash generated from operations, amounts available under its revolving Credit Facility (as defined below), proceeds from warrant exercises, sales of non-strategic oil and gas properties and proceeds from the Senior Notes issuance. For the purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, management has analyzed the cash flows and capital resources for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash provided by operating activities	$67,580	$68,878
Cash used in investing activities	(145,411)	(162,386)
Cash provided by financing activities	79,128	91,842

Net cash provided by operating activities was $67.6 million for the first nine months of 2012 compared to $68.9 million for the 2011 period, which reflects increased production, offset by decreased commodity prices realized in 2012 and increases in accounts receivable.

Net cash used in investing activities was $145.4 million in 2012 compared to $162.4 million in 2011. The primary investing activity in 2012 was cash used for capital expenditures of $196.9 million. Capital expenditures were comprised of $37.0 million in compression, facility and drilling projects in Aneth Field, $37.7 million in the Denbury Acquisition, $12.0 million in CO2 acquisition, $53.7 million in drilling activities and infrastructure projects in the Permian Basin of West Texas, $49.8 million in drilling and completion activities in the Bakken trend of North Dakota, $9.0 million in recompletion and drilling activities in the Company’s Wyoming properties and $0.8 million in other capital projects. Capital divestitures include $49.5 million due to the sale of working interest in the Aneth Field Properties to NNOGC. A portion of these capital costs are accrued and not paid at period end. The 2011 capital expenditures were comprised of $50.2 million in compression and facility related projects, $11.9 million in CO2 acquisition, $72.5 million in acquisition and leasehold costs, $25.5 million in drilling and completion activities in the Bakken trend of North Dakota, $7.1 million in drilling activities in the Delaware Basin of West Texas and $7.9 million in recompletion activities in the Company’s Wyoming properties.

Net cash provided by financing activities was $79.1 million in 2012 and $91.8 million in 2011. The primary financing activities in 2012 were $250.0 million in proceeds received from the issuance of the Senior Notes offset by net payments of $152 million under the Credit Facility and $10.0 million paid to retire publicly traded Company warrants. Primary financing activities in 2011 were $74.4 million in proceeds received from warrants exercised and $17.6 million in net borrowings under the Credit Facility. The Company is unable to predict the amount or timing of future warrant exercises.

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

As of September 30, 2012, outstanding borrowings were $18.0 million under the borrowing base of $330 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at September 30, 2012 and $163.1 million associated with limitations based upon a multiple of trailing earnings as defined in the Credit Facility. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Aneth and Resolute Wyoming, Inc., which are wholly-owned subsidiaries of the Company.

As of September 30, 2012, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.62%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (Level 2 fair value measurement).

The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2012.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of September 30, 2012.

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

By removing the price volatility from a significant portion of Resolute’s oil production, Resolute has mitigated, but not eliminated, the potential effects of changing prices on the cash flow from operations for those periods. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits Resolute would receive from increases in commodity prices. It is Resolute’s policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all of which are members of Resolute’s Credit Facility bank syndicate at September 30, 2012. As of September 30, 2012, the fair value of our commodity derivatives was a net liability of $29.2 million.

The following table represents Resolute’s two-way commodity collar contracts as of September 30, 2012.

		(NYMEX WTI - $/Bbl)
Year	Bbl per Day	Weighted Average Floor Price	Weighted Average Ceiling Price
2012	1,375	$71.64	$102.45
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00

The following table represents Resolute’s three-way commodity collar contracts as of September 30, 2012.

		(NYMEX WTI - $/Bbl)
Year	Bbl Per Day	Weighted Average Short Put Price	Weighted Average Floor Price	Weighted Average Ceiling Price
2014	2,000	$70.00	$85.00	$100.83

The following table represents Resolute’s commodity call option contracts as of September 30, 2012.

		(NYMEX WTI - $/Bbl)
Year	Bbl per Day	Weighted Average Bought Call Price	Weighted Average Sold Call Price
2012	500	$110.00	$92.92
2013	2,000	$82.50	$82.50

The following table represents Resolute’s commodity put option contracts as of September 30, 2012.

		(NYMEX WTI - $/Bbl)
Year	Bbl per Day	Weighted Average Bought Put Price	Weighted Average Sold Put Price
2012	500	$92.92	$75.00

The following table represents Resolute’s commodity swap contracts as of September 30, 2012.

Year	Bbl per Day	(NYMEX WTI - $/Bbl) Weighted Average Swap Price	MMBtu per Day	(NYMEX HH - $/MMBtu) Weighted Average Swap Price
2012	2,750	$78.48	2,100	$7.42
2013	3,000	$72.97	1,900	$7.40

The following table sets forth Resolute’s outstanding basis swaps as of September 30, 2012.

Year	Index	MMBtu per Day	Weighted Average Price Differential per MMBtu
2012 – 2013	Rocky Mountain NWPL	1,800	$2.100
2012	Rocky Mountain CIG	1,000	$0.575
2013	Rocky Mountain CIG	500	$0.590
2014	Rocky Mountain CIG	1,000	$0.590

Interest Rate Risk

At September 30, 2012, Resolute had $18 million of outstanding floating rate debt. Interest is calculated under the terms of the agreement based generally on a prime rate or LIBOR spread. A 10% increase in either the prime rate or LIBOR would result in a less than $0.1 million increase in annual interest expense. Resolute does not currently intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to its outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to Resolute’s business, financial condition and results of operations for the quarter ended September 30, 2012, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2011 and the quarterly report for the quarter ended March 31, 2012 on Form 10-Q. These risks are not the only risks facing the Company.

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

2012	Total Number of Units Purchased(1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publically Announced Plan	Maximum Number of Units That May Yet Be Purchased Under The Plan(2)
June	1,636 common shares	$8.85	—	—
June	9,634,821 warrants	$1.04	—	—
August	9,850 common shares	$8.54	—	—

1)	All common shares purchased in 2012 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common shares under the terms of the Incentive Plan.
2)	As of September 30, 2012, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (2,499,914 common shares) and the shares yet to be granted under the Incentive Plan (5,815,358 common shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Resolute Energy Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) include (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	November 5, 2012
/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	November 5, 2012