Form 10-Q
period 2013-09-30
Resolute Energy Corp
filed 2013-11-05
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 76,775,150 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected development opportunities; expectations regarding our development activities and drilling plans, particularly with respect to our Permian Properties (as defined in this Quarterly Report), the expected benefits to be realized from newly acquired properties including our ability to achieve the growth we expect from acquisitions; our plans for capital expenditures and the sources of such funding. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, in our Annual Report on Form 10-K for the year ended December 31, 2012, and such things as:

•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations and liquidity and the discovery, estimation and development of, and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position;

•	the success of our business and financial strategy, derivative strategies and plans;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	our relationship with the Navajo Nation, the local community in the area where we operate Aneth Field, and Navajo Nation Oil and Gas Company, as well certain purchase rights held by Navajo Nation Oil and Gas Company;

•	potential delays in the upgrade of third-party electrical infrastructure serving Aneth Field and potential power supply limitations;

•	a lack of available capital and financing, including the capital needed to pursue our production and other plans for our properties, on acceptable terms, including as a result of a reduction in the borrowing base under our credit facility;

•	the effectiveness and results of our CO2 flood program at Aneth Field;

•	the impact of U.S. and global economic recession;

•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;

•	the success of the development plan for and production from our oil and gas properties;

•	the timing and amount of future production of oil and gas;

•	the completion, timing and success of exploratory drilling on our properties;

•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;

•	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	our success in marketing oil and gas;

•	competition in the oil and gas industry;

•	the concentration of our producing properties in a limited number of geographic areas;

•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;

•	our relationships with the local communities in the areas where we operate;

•	the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations, including the potential for increased regulation of underground injection or fracing operations;

•	the availability of water and our ability to adequately treat and dispose of water after drilling and completing wells;

•	potential changes to regulations affecting derivatives instruments;

•	the success of our derivatives program;

•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;

•	environmental liabilities under existing or future laws and regulations;

•	developments in oil and gas producing countries;

•	loss of senior management or key technical personnel;

•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;

•	timing of installation of gathering infrastructure in areas of new exploration and development;

•	potential breakdown of equipment and machinery relating to the Aneth compression facility;

•	our ability to achieve the growth and benefits we expect from our acquisitions;

•	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;

•	legislative or regulatory charges, including initiatives related to drilling and completion techniques, including fracing;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us, and the risk that any opportunity currently being pursued will fail to consummate or encounter material complications;

•	risks related to our level of indebtedness;

•	our ability to fulfill our obligations under the senior notes;

•	a lack of available capital and financing on acceptable terms, including as a result of a reduction in the borrowing base under our credit facility;

•	constraints imposed on our business and operations by our credit agreement and our senior notes to generate sufficient cash flow to repay our debt obligations;

•	losses possible from pending or future litigation;

•	risk factors discussed or referenced in this report; and

•	other factors, many of which are beyond our control.

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$937	$934
Accounts receivable	95,794	78,356
Deferred income taxes	5,880	10,757
Derivative instruments	3,894	8,523
Prepaid expenses and other current assets	1,310	1,691

Total current assets	107,815	100,261

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	269,038	157,079
Proved	1,469,652	1,259,667
Other property and equipment	6,566	5,602
Accumulated depletion, depreciation and amortization	(270,991)	(191,625)

Net property and equipment	1,474,265	1,230,723

Other assets:
Restricted cash	18,218	18,422
Derivative instruments	825	475
Deferred financing costs	12,918	13,006
Other assets	1,110	1,243

Total assets	$1,615,151	$1,364,130

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$131,530	$96,263
Accrued interest payable	14,202	5,698
Asset retirement obligations	2,808	3,417
Derivative instruments	14,762	31,847

Total current liabilities	163,302	137,225

Long term liabilities:
Credit facility	285,000	162,000
Senior notes, net of accumulated premium amortization of $154 at September 30, 2013 and $10 at December 31, 2012	401,721	401,865
Asset retirement obligations	16,720	15,738
Derivative instruments	1,892	8,204
Deferred income taxes	98,995	101,914
Other long term liabilities	—	5,000

Total liabilities	967,630	831,946

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 76,756,967 and 61,872,694 shares at September 30, 2013 and December 31, 2012, respectively	8	6
Additional paid-in capital	628,685	516,650
Retained earnings	18,828	15,528

Total stockholders’ equity	647,521	532,184

Total liabilities and stockholders’ equity	$1,615,151	$1,364,130

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Oil	$82,274	$59,586	$236,890	$179,042
Gas	5,439	3,436	15,275	11,708
Natural gas liquids	1,372	371	4,933	662

Total revenue	89,085	63,393	257,098	191,412

Operating expenses:
Lease operating	25,148	21,326	75,948	58,074
Production and ad valorem taxes	9,372	8,420	30,471	28,288
Depletion, depreciation, amortization, and asset retirement obligation accretion	26,674	19,600	80,352	55,616
General and administrative	8,861	6,672	26,558	17,580

Total operating expenses	70,055	56,018	213,329	159,558

Income from operations	19,030	7,375	43,769	31,854

Other income (expense):
Interest expense, net	(6,763)	(4,601)	(22,025)	(9,511)
Commodity derivative instruments gain (loss)	(16,561)	(6,772)	(16,506)	8,945
Other income (expense)	2	—	20	(14)

Total other expense	(23,322)	(11,373)	(38,511)	(580)

Income (loss) before income taxes	(4,292)	(3,998)	5,258	31,274
Income tax benefit (expense)	1,618	1,519	(1,958)	(11,673)

Net income (loss)	$(2,674)	$(2,479)	$3,300	$19,601

Net income (loss) per common share:
Basic	$(0.04)	$(0.04)	$0.05	$0.33
Diluted	$(0.04)	$(0.04)	$0.05	$0.32
Weighted average common shares outstanding:
Basic	73,100	59,431	66,617	59,411
Diluted	73,100	59,431	66,673	60,744

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Capital
Balance as of January 1, 2013	61,873	$6	$516,650	$15,528	$532,184
Issuance of stock, restricted stock and share-based compensation	1,889	1	10,478	—	10,479
Restricted stock forfeitures	(255)	—	(202)	—	(202)
Issuance of stock, net of underwriters discounts and commissions	13,250	1	101,759	—	101,760
Net income	—	—	—	3,300	3,300

Balance as of September 30, 2013	76,757	$8	$628,685	$18,828	$647,521

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$3,300	$19,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	80,352	55,616
Amortization of deferred financing costs and senior notes premium	1,877	1,037
Share-based compensation, net	10,506	6,903
Commodity derivative instruments gain (loss)	16,506	(8,945)
Commodity derivative settlements	(35,625)	(21,020)
Deferred income taxes	1,958	11,665
Change in operating assets and liabilities:
Accounts receivable	(17,464)	(14,428)
Other current assets	381	547
Accounts payable and accrued expenses	40,613	7,524
Accrued interest payable	8,504	9,080

Net cash provided by operating activities	110,908	67,580

Investing activities:
Oil and gas exploration and development expenditures	(193,061)	(159,185)
Purchase of oil and gas properties	(257,948)	(37,685)
Proceeds from sale of oil and gas properties and other	123,171	49,542
Purchase of other property and equipment	(964)	(1,330)
Restricted cash	204	(1,821)
Other	(4,931)	5,068

Net cash used in investing activities	(333,529)	(145,411)

Financing activities:
Proceeds from bank borrowings	501,000	374,500
Repayments of bank borrowings	(378,000)	(526,500)
Proceeds from issuance of senior notes	—	250,000
Payment of financing costs	(1,934)	(8,773)
Redemption of restricted stock for employee income taxes and restricted stock forfeitures	(202)	(100)
Retirement of public warrants	—	(9,999)
Proceeds from issuance of common stock, net of underwriters discounts and commissions	101,760	—

Net cash provided by financing activities	222,624	79,128

Net increase in cash and cash equivalents	3	1,297
Cash and cash equivalents at beginning of period	934	1,135

Cash and cash equivalents at end of period	$937	$2,432

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. The Company’s asset base is comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in west Texas and southeast New Mexico and the Powder River and Big Horn basins in Wyoming. The Company conducts all of its activities in the United States of America.

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

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas operations. Accounting rules require Resolute to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects.

At September 30, 2013, the calculated value of the ceiling limitation exceeded the carrying value of Resolute’s oil and gas properties subject to the test and no impairment was necessary. However, if there is a negative impact on one or more of the components of the calculation, including market prices of oil and gas, future drilling and capital plans, operating costs or expected production, the Company may incur a full cost ceiling impairment related to its oil and gas properties in future periods.

Note 3 — Acquisitions and Divestitures

New Permian Properties

On December 21, 2012, the Company purchased properties in Denton Field on the Northwest Shelf in Lea County, New Mexico, and in the Spraberry trend in the Midland Basin portion of the Permian Basin in Howard County, Texas, for a purchase price of approximately $117 million. Additionally, on December 28, 2012, the Company purchased properties in the Wolfberry play in the Midland Basin portion of the Permian Basin in Midland and Ector counties, Texas, for a purchase price of approximately $133 million. Concurrently with the latter transaction, the Company acquired, for additional consideration of $6.0 million, the option to buy the balance of the working interest in and operatorship of the properties under substantially the same terms as the initial transaction (the “Option Properties”). On March 22, 2013, the Company exercised the option and acquired the Option Properties for $258 million, net of the option fee after customary purchase price adjustments, which were estimated at closing. Revenue and expenses related to the Option Properties are included in the condensed consolidated statements of operations beginning March 22, 2013, the closing date of the transaction. The properties acquired under the December and March acquisitions are referred to as the “New Permian Properties.” Together, the December and March acquisitions, which the Company refers to as the “Permian Acquisitions,” were accounted for using the acquisition method.

The preliminary purchase price of the New Permian Properties was comprised of the following (in thousands):

	September 2013	December 2012
Purchase price	$258,000	$250,000

The Company has not completed its assessment of the fair values of the assets acquired and liabilities assumed, but intends to do so within twelve months of the purchase date. Accordingly, the following table presents the preliminary purchase price allocation of the New Permian Properties at September 30, 2013, and December 31, 2012, based on the fair values of assets acquired and liabilities assumed (in thousands):

	September 30, 2013	December 31, 2012
Proved oil and gas properties	$121,000	$131,000
Unproved oil and gas properties	137,000	122,000
Asset retirement obligations assumed	—	(3,000)

Total purchase price	$258,000	$250,000

Pro Forma Financial Information

The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the purchase of the Option Properties in March 2013 had occurred on January 1, 2012, and the purchase of the properties in the Permian Basin in December 2012 had occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Permian Acquisitions had taken place at the beginning of the earliest periods presented or that may result in the future. The pro forma adjustments made utilize certain assumptions that Resolute believes are reasonable based on the available information.

The unaudited pro forma financial information for the three and nine months ended September 30, 2013 and 2012 combine the historical results of the New Permian Properties and Resolute (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$89,085	$91,608	$268,156	$271,266
Revenues in excess of operating expenses	54,565	54,177	159,851	164,116
Net income (loss)	(2,674)	592	5,863	29,005
Basic net income (loss) per share	$(0.04)	$0.01	$0.09	$0.49
Diluted net income (loss) per share	$(0.04)	$0.01	$0.09	$0.48

Aneth Field Transactions

During the second quarter of 2012 Resolute and Navajo Nation Oil and Gas Company (“NNOGC”) entered into two transactions regarding the Aneth Field Properties.

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

Sale of New Home Properties

On June 27, 2013, the Company entered into a purchase and sale agreement with HRC Energy, LLC, a Colorado limited liability company, and a wholly-owned subsidiary of Halcón Resources Corporation, a Delaware corporation, effective March 1, 2013, to dispose of certain Bakken properties located in Williams County, North Dakota (the “New Home Properties”) for proceeds of $75 million before customary purchase price adjustments. The transaction closed on July 15, 2013 and net proceeds received were recorded as a reduction to the capitalized costs of the Company’s oil and gas properties.

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Potential dilutive warrants	—	—	—	—
Potential dilutive restricted stock	2,799	1,553	2,440	1,415
Anti-dilutive securities	35,840	34,593	33,041	39,370

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(2,674)	$(2,479)	$3,300	$19,601
Basic weighted average common shares outstanding	73,100	59,431	66,617	59,411
Add: dilutive effect of non-vested restricted stock	—	—	56	1,333
Add: dilutive effect of outstanding warrants	—	—	—	—

Diluted weighted average common shares outstanding	73,100	59,431	66,673	60,744

Basic earnings (loss) per common share	$(0.04)	$(0.04)	$0.05	$0.33
Diluted earnings (loss) per common share	$(0.04)	$(0.04)	$0.05	$0.32

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Credit facility	$285,000	$162,000
Senior notes	400,000	400,000
Unamortized premium on senior notes	1,721	1,865

Total long-term debt	$686,721	$563,865

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

In March 2013, and in connection with the purchase of the Option Properties, the Company entered into the Sixth Amendment to the amended and restated Credit Facility agreement, resulting in a borrowing base increase to $485 million, consisting of a $445 million conforming tranche (which expires on March 22, 2018) and a $40 million non-conforming tranche. The Sixth Amendment, among other things, also amended the Maximum Leverage Ratio to (a) 4.50:1.00 for all fiscal quarters ending through December 31, 2013, (b) 4.25:1.00 for the fiscal quarter ending March 31, 2014, and (c) 4.00:1.00 for all fiscal quarters ending June 30, 2014, and thereafter. In addition, the maturity date of the revolving Credit Facility was extended from April 2017 to March 2018. In April 2013, the Company entered into the Seventh Amendment to the amended and restated Credit Facility which adjusted the Maximum Leverage Ratio to (a) 4.25:1:00 for the fiscal year quarter ending December 31, 2012, (b) 4.85:1:00 for the fiscal quarter ending March 31, 2013, (c) 4.50:1.00 for all fiscal quarters ending June 30, 2013 through December 31, 2013, (d) 4.25:1.00 for the fiscal quarter ending March 31, 2014, and (e) 4.00:1.00 for all fiscal quarters ending June 30, 2014 and thereafter. Each base rate borrowing under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% (or 3.0% if the Company utilizes any portion of the non-conforming tranche) or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Rate plus a margin which ranges from 0.50% to 1.50% (or 2.0% if the Company utilizes any portion of the non-conforming tranche). Each such margin is based on the level of utilization under the borrowing base. In connection with the equity offering that closed in May 2013, the $40 million non-conforming tranche of the borrowing base was automatically terminated, resulting in a borrowing base decrease to $445 million. In July 2013, the Credit Facility borrowing base was further reduced by $30 million, to $415 million, as a result of the disposition of the New Home Properties.

As of September 30, 2013, outstanding borrowings were $285 million under the borrowing base of $415 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at September 30, 2013, and other limitations based upon a multiple of trailing earnings as defined in the Credit Facility. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of September 30, 2013, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.18%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (Level 2 fair value measurement).

The Credit Facility includes terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2013.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of September 30, 2013.

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

The fair value of the Senior Notes at September 30, 2013 was estimated to be $413 million based upon data from independent market makers (Level 2 fair value measurement).

For the three months ended September 30, 2013 and 2012, the Company incurred interest expense on long-term debt of $6.8 million and $4.6 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred interest expense on long-term debt of $22.0 million and $9.5 million, respectively. The Company capitalized $4.3 million and $1.5 million of interest expense during the quarters ended September 30, 2013 and 2012, respectively. The Company capitalized $11.7 million and $3.3 million of interest expense during the nine months ended September 30, 2013 and 2012, respectively.

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine month periods ended September 30, 2013 and 2012 differ from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current income tax expense	$—	$(8)	$—	$(8)
Deferred income tax benefit (expense)	1,618	1,527	(1,958)	(11,665)

Total income tax benefit (expense)	$1,618	$1,519	$(1,958)	$(11,673)

The Company had no reserve for uncertain tax positions as of September 30, 2013.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of September 30, 2013 or December 31, 2012.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At September 30, 2013 and December 31, 2012, the Company had 76,756,967 and 61,872,694 shares of common stock issued and outstanding, respectively.

During the second quarter of 2013, the Company issued 13.3 million shares of common stock in a public offering at $8.00 per share for net proceeds of $101.8 million, after underwriting discounts and commissions. The net proceeds were used to repay outstanding borrowings under the Credit Facility.

During the nine months ended September 30, 2013, no warrants were repurchased. During the second quarter of 2012, the Company repurchased 9,634,821 warrants for aggregate consideration of approximately $10.0 million in a private transaction at an average price of $1.04 per warrant. During the nine months ended September 30, 2013 and 2012, no warrants were exercised. At September 30, 2013, 33,040,682 warrants remain outstanding.

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

Time-Based Awards

Shares of time-based restricted stock generally vest in three or four year increments at specified dates based on continued employment. The compensation expense to be recognized for the time-based awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 10% which are updated periodically based on actual employee turnover. During the nine months ended September 30, 2013, the Company granted 1,534,988 time-based shares of restricted stock to employees and directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based awards for the nine month period ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	1,176,890	$12.00
Granted	1,534,988	10.33
Vested	(88,760)	12.00
Forfeited	(161,988)	11.25

Non-vested, end of period	2,461,130	$11.01

For the three months ended September 30, 2013 and 2012, the Company recorded $2.7 million and $2.2 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded $7.8 million and $5.3 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. There was unrecognized compensation expense of approximately $19.1 million at September 30, 2013, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The compensation expense to be recognized for the TSR Awards and Stock Appreciation Awards was measured based on the estimated fair value at the date of grant using a Monte Carlo simulation model and utilize estimated forfeiture rates between 4% and 15% which are updated periodically based on actual employee turnover.

The valuation model for the TSR Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2013	35.0%	0%	0.42%

Share-based compensation expense related to the TSR Awards and the Stock Appreciation Awards for the three months ended September 30, 2013 and 2012, was $0.7 million and $0.6 million, respectively. Share-based compensation expense related to the TSR Awards and Stock Appreciation Awards for the nine months ended September 30, 2013 and 2012, was $2.7 million and $1.6 million, respectively. There was unrecognized compensation expense for TSR and Stock Appreciation Awards of approximately $3.2 million and $0.5 million at September 30, 2013, which is expected to be recognized over a weighted-average period of 2.4 and 1.1 years, respectively. The following table summarizes changes in non-vested Performance-Based Awards for the nine month period ended September 30, 2013:

	2013		2012 and prior
	TSR Awards		Stock Appreciation Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	—	$—	895,892	$8.43
Granted	354,517	15.91	—	—
Vested	—	—	—	—
Forfeited	(14,351)	15.91	(56,157)	8.14

Non-vested, end of period	340,166	$15.91	839,735	$8.41

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

	Nine Months Ended September 30,
	2013	2012
Asset retirement obligations at beginning of period	$19,155	$16,553
Additional liability incurred / acquired	495	267
Accretion expense	986	742
Liabilities settled	(1,108)	(1,157)

Asset retirement obligations at end of period	19,528	16,405
Less: current asset retirement obligations	(2,808)	(2,853)

Long-term asset retirement obligations	$16,720	$13,552

Note 9 — Derivative Instruments

Resolute enters into commodity derivative contracts to manage its exposure to oil and gas price volatility. Resolute has not elected to designate derivative instruments as hedges under the provisions of FASB ASC Topic 815, Derivatives and Hedging. As a result, these derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying consolidated statements of operations. Gains and losses on commodity derivative instruments from Resolute’s price risk management activities are recognized in other income (expense). The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element are reported as financing activities in the condensed consolidated statement of cash flows.

The Company utilizes fixed price swaps, basis swaps, option contracts and two-and three-way collars. These instruments generally entitle Resolute (the floating price payer in most cases) to receive settlement from the counterparty (the fixed price payer in most cases) for each calculation period in amounts, if any, by which the settlement price for the scheduled trading days applicable to each calculation period is less than the fixed strike price or floor price. The Company would pay the counterparty if the settlement price for the scheduled trading days applicable to each calculation period exceeds the fixed strike price or ceiling price. The amount payable by Resolute, if the floating price is above the fixed or ceiling price, is the product of the notional contract quantity and the excess of the floating price over the fixed or ceiling price per calculation period. The amount payable by the counterparty, if the floating price is below the fixed or floor price, is the product of the notional contract quantity and the excess of the fixed or floor price over the floating price per calculation period. A three-way collar consists of a two-way collar contract combined with a put option contract sold by the Company with a strike price below the floor price of the two-way collar. The Company receives price protection at the purchased put option floor price of the two-way collar if commodity prices are above the sold put option strike price. If commodity prices fall below the sold put option strike price, the Company receives the cash market price plus the variance between the two put option strike prices. This type of instrument captures more value in a rising commodity price environment, but limits the benefits in a downward commodity price environment. Basis swaps are used in connection with gas swaps in order to fix the price differential between the NYMEX Henry Hub price and the index price at which the gas production is sold.

During the third quarter of 2013, the Company paid $10.7 million to restructure or terminate certain 2013 derivative contracts. As of September 30, 2013, the fair value of the Company’s commodity derivatives was a net liability of $11.9 million.

The following table represents Resolute’s commodity swap contracts as of September 30, 2013.

	Oil (NYMEX WTI)		Gas (NYMEX HH)
Year	Bbl per Day	Weighted Average Swap Price Per Bbl	MMBtu per Day	Weighted Average Swap Price Per MMBtu
2013	5,000	$97.02	6,900	$5.056
2014	3,000	$91.89	5,000	$4.165

The following table sets forth Resolute’s basis swaps as of September 30, 2013.

	Gas
Year	Index	MMBtu per Day	Weighted Average Price Differential per MMBtu
2013	Rocky Mountain NWPL	1,800	$2.100
2013	Rocky Mountain CIG	500	$0.590
2014	Rocky Mountain CIG	1,000	$0.590

The following table represents Resolute’s two-way commodity collar contracts as of September 30, 2013.

	Oil (NYMEX WTI)
Year	Bbl per Day	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl
2013	775	$80.00	$105.00
2014	1,500	$65.00	$110.00

The following table represents Resolute’s three-way commodity collar contracts as of September 30, 2013.

	Oil (NYMEX WTI)
Year	Bbl Per Day	Weighted Average Short Put Price Per Bbl	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl
2014	2,000	$70.00	$85.00	$100.83

The following table represents Resolute’s commodity call option contracts as of September 30, 2013.

	Oil (NYMEX WTI)
Year	Bbl per Day	Weighted Average Bought Call Price Per Bbl	Bbl per Day	Weighted Average Sold Call Price Per Bbl
2013	2,000	$82.50	4,000	$87.63

The following table represents Resolute’s commodity put option contracts as of September 30, 2013.

	Oil (NYMEX WTI)
Year	Bbl per Day	Weighted Average Bought Put Price per Bbl	Weighted Average Sold Put Price Per Bbl
2013	2,000	$85.00	$70.00
2014	1,200	$85.00	$70.00

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other income (expense):
Commodity derivative settlements	$(21,850)	$(3,314)	$(35,625)	$(21,020)
Mark-to-market gain (loss)	5,289	(3,458)	19,119	29,965

Commodity derivative instruments gain (loss)	$(16,561)	$(6,772)	$(16,506)	$8,945

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

Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2013 and December 31, 2012 (in thousands):

	Level 2
	September 30, 2013	December 31, 2012
Assets
Oil and gas commodity contracts, current assets	$3,894	$8,523
Oil and gas commodity contracts, long term assets	825	475

Total assets	$4,719	$8,998

Liabilities
Oil and gas commodity contracts, current liabilities	$14,762	$31,847
Oil and gas commodity contracts, long term liabilities	1,892	8,204

Total liabilities	$16,654	$40,051

Note 10 — Commitments and Contingencies

CO2 Take-or-Pay Agreements

Resolute is party to a take-or-pay purchase agreement with Kinder Morgan CO2 Company L.P., under which Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Resolute’s enhanced tertiary recovery projects in Aneth Field. Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The ultimate CO2 volumes planned for use on the enhanced recovery projects exceed the minimum daily volumes provided in these take-or-pay purchase agreements. Although the Company may incur deficiency payments from time to time, Resolute expects to avoid any permanent payments for deficiencies over the term of the agreement.

Future minimum CO2 purchase commitments as of September 30, 2013, under this purchase agreement, based on prices and volumes in effect at September 30, 2013, are as follows (in thousands):

Year	CO2 Purchase Commitments
2013	$8,097
2014	32,121
2015	32,121
2016	12,778

Total	$85,117

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our asset base is comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in west Texas and southeast New Mexico (the “Permian Properties”) and the Powder River and Big Horn basins in Wyoming (the “Wyoming Properties”). Our primary operational focus is on increasing reserves and production from these properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian Properties, and through carefully targeted exploration activities in our Wyoming Properties. We also expect to engage in opportunistic acquisitions.

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

Aneth Field Properties

Our largest asset, constituting 75% of our net proved reserves as of December 31, 2012, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we owned working interests of 62%, 68% and 59%, respectively, at September 30, 2013. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

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

Permian Properties

On December 21, 2012, we purchased properties from Celero Energy II, LP containing proved reserves of approximately 4.1 MMBoe in Denton Field on the Northwest Shelf in Lea County, New Mexico, and in the Spraberry trend in the Midland Basin portion of the Permian Basin in Howard County, Texas, for a purchase price of approximately $117 million. Additionally, on December 28, 2012, we purchased an undivided 32.35% interest in certain oil and gas properties from RSP Permian, LLC and certain other sellers (“RSP”) containing proved reserves of approximately 5.4 MMBoe in the Wolfberry play in the Midland Basin portion of the Permian Basin in Midland and Ector counties, Texas, for a purchase price of approximately $133 million, which included a $6 million fee paid in exchange for the option to acquire the remaining 67.65% interest in the RSP properties. This fee was nonrefundable but would be applied towards the purchase price if the option were exercised. On March 22, 2013, we exercised that option and acquired the remaining 67.65% interest in the RSP properties, which contained proved reserves of approximately 11.1 MMBoe. The purchase price for the 67.65% interest was $258 million, net of the option fee, after customary purchase price adjustments, which were estimated at closing. The RSP acquisitions included approximately 4,700 gross (4,600 net) acres, 80 producing wells and facilities for gathering, water sourcing and water disposal. The acreage is largely held by production, and we estimate that a one-rig vertical drilling program for two years would hold all of the acquired leases. We believe that growth potential exists from approximately 28 gross prospective horizontal locations with multiple targets in the Wolfcamp, Spraberry and Atoka formations, approximately 45 vertical drilling locations targeting the Wolfcamp through Atoka interval, and 69 Spraberry recompletion opportunities. On a combined basis, our December 2012 and March 2013 acquisitions (the “Permian Acquisitions”) contributed 20.6 MMBoe of proved reserves as of the effected date of the acqusitions. The Permian Acquisitions were financed with the net proceeds from our $150 million senior notes offering in December 2012 and borrowings under our revolving credit facility.

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

During the first nine months of 2013, we completed 29 gross (26.0 net) wells on our Permian Properties. We were in the process of drilling 1 gross (0.1 net) horizontal well and had 5 gross (4.0 net) wells awaiting completion at quarter end, including 2 gross (2.0 net) horizontal wells.

Wyoming Properties

Hilight Field is located in the Powder River Basin in Campbell County, Wyoming. Hilight Field is located in a basin experiencing transformation due to horizontal drilling targeting oil-bearing formations such as the Turner/Frontier, Niobrara and Mowry. Along with these unconventional opportunities, the Powder River Basin continues to see exploration activity targeting the conventional Minnelusa formation. We have focused our geological, geophysical and engineering efforts to prepare for testing these formations. These activities have included a 3D seismic survey of the field and the review of our extensive log data and data from operators drilling wells in close proximity to Hilight. We drilled 1 gross (1.0 net) horizontal well to test the Turner/Frontier formation in the third quarter. This well was awaiting completion at quarter end and is scheduled to begin producing in November 2013. We also plan to develop the Mowry formation through additional uphole recompletions. We anticipate completing the third and final test in the fourth quarter. Our analysis of the Mowry completions will determine whether we can establish a viable horizontal drilling program in this formation. In our exploration portfolio we also own acreage in the Big Horn Basin, which may be prospective for production from multiple formations, including the Frontier and Phosphoria. We continue to study these formations with the objective of testing them prior to facing significant lease expirations in 2015.

Bakken Properties

On June 27, 2013, we entered into a purchase and sale agreement with HRC Energy, LLC, a Colorado limited liability company, and wholly-owned subsidiary of Halcón Resources Corporation, a Delaware corporation, effective March 1, 2013, to dispose of our Bakken properties located in Williams County (the “New Home Properties”) for proceeds of $75 million before customary purchase price adjustments. The transaction closed on July 15, 2013. We recorded the net proceeds as a reduction to the capitalized costs of the Company’s oil and gas properties. Our remaining Bakken Properties are located in the Bakken trend of the Williston Basin in North Dakota and consist of our Paris project area located in McKenzie County. We also have interests in various smaller project areas, primarily in McKenzie County. During the first nine months of 2013, we completed 9 gross (2.0 net) wells on our Bakken Properties.

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

Like all businesses engaged in the exploration for and production of oil and gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a given well decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or gas it produces. We attempt to overcome this natural decline by developing existing properties, implementing secondary and tertiary recovery techniques and by acquiring more reserves than we produce. Our future growth may vary from year-to-year depending on our ability to enhance production levels from existing reserves and to continue to add reserves in excess of production through exploration, development and acquisition. We will maintain our focus on costs necessary to produce our reserves as well as the costs necessary to add reserves through production enhancement, drilling and acquisitions. Our ability to make capital expenditures to increase production from existing reserves and to acquire more reserves is dependent on availability of capital resources, and can be limited by many factors, including the ability to obtain capital in a cost-effective manner and to obtain permits and regulatory approvals in a timely manner.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and nine months ended September 30, 2013 and 2012, respectively.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except where indicated)		(in thousands, except where indicated)
Net Sales:
Total sales (MBoe)	1,058	862	3,298	2,482
Average daily sales (Boe/d)	11,504	9,365	12,081	9,058
Average Sales Prices ($/Boe):
Average sales price (excluding derivative settlements)	$84.17	$73.58	$77.95	$77.12
Operating Expenses ($/Boe):
Lease operating	$23.76	$24.75	$23.03	$23.40
Production and ad valorem taxes	8.85	9.77	9.24	11.40
General and administrative	8.37	7.74	8.05	7.08
General and administrative (excluding non-cash compensation expense)	5.42	4.77	5.09	4.52
Depletion, depreciation, amortization and accretion	25.20	22.75	24.36	22.41

Quarter Ended September 30, 2013, Compared to the Quarter Ended September 30, 2012

Revenue. Revenue from oil and gas activities increased by 41% to $89.1 million during 2013, from $63.4 million during 2012. Of the $25.7 million increase in revenue, approximately $14.5 million was attributable to increased production and $11.2 million was attributable to increased commodity pricing. Average sales price for the quarter, excluding derivative settlements, increased from $73.58 per Boe in 2012 to $84.17 per Boe in 2013, primarily as a function of increased commodity pricing. Sales volumes increased 23% during 2013 as compared to 2012, from 862 MBoe to 1,058 MBoe. The majority of the production increase was related to the Permian Acquisitions.

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

Lease operating expenses increased to $25.1 million during 2013, from $21.3 million during 2012. The $3.8 million, or 18%, increase was mainly attributable to additional operating expenses associated with the Permian Acquisitions and increased operational activity in the Permian Basin. On a per-unit basis, lease operating expense decreased by 4% from $24.75 to $23.76.

Production and ad valorem taxes in 2013 of $9.4 million increased over 2012 production and ad valorem taxes of $8.4 million, but were less on a per-unit basis, mainly due to a decrease in ad valorem tax estimates in Utah and increased revenue derived from areas with lower tax rates. As a result, we expect to see an overall lower production tax rate going forward. Production and ad valorem taxes were 11% of total revenue in 2013 versus 13% of total revenue in 2012.

Depletion, depreciation, amortization and accretion expenses increased to $26.7 million during 2013, as compared to $19.6 million during 2012. The $7.1 million, or 36%, increase is principally due to higher production, a higher depletable base resulting in an increase in the depletion, depreciation and amortization rate from $22.75 per Boe in 2012 to $25.20 per Boe in 2013.

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

General and administrative expenses increased to $8.9 million during 2013, as compared to $6.7 million during 2012. The $2.2 million, or 33%, increase in general and administrative expenses mainly resulted from increases of $2.5 million in salaries and wages required to meet the demand of increasing operations across our primary focus areas, $0.6 million of increased share-based compensation, $0.3 million in professional services, offset by increased capitalized general and administrative costs and overhead billings. On a unit-of-production basis, general and administrative expenses increased 8%. Cash based general and administrative expense increased from $4.1 million to $5.7 million, or 40%.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, whereby the fair value of derivative contracts are reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is recorded in the income statement for that period. During 2013, the loss on oil and gas commodity derivatives was $16.6 million, consisting of $21.9 million of derivative settlements, including $10.7 million paid to restructure or terminate certain 2013 derivative contracts. During 2012, the loss on oil and gas derivatives was $6.8 million, consisting of $3.3 million of derivative settlements.

Interest expense in 2013 increased to $6.8 million from the $4.6 million recorded in 2012 as a result of a higher average debt balance and a higher weighted average interest rate due to the follow-on issuance of our 8.50% Senior Notes (defined below). The components of our interest expense are as follows (in thousands).

	Three Months Ended September 30,
	2013	2012
8.50% Senior notes	$8,500	$5,313
Credit facility	1,964	476
Amortization of deferred financing costs and senior notes premium	632	333
Other	4	3
Capitalized interest	(4,337)	(1,524)

Total interest expense	$6,763	$4,601

Income Tax Benefit (Expense). Income tax benefit recognized during 2013 was $1.6 million, or 37.7% of the loss before income taxes, as compared to income tax benefit of $1.5 million, or 38.0% of the loss before income taxes in 2012.

Nine Months Ended September 30, 2013, compared to Nine Months Ended September 30, 2012

Revenue. Revenue from oil and gas activities increased by 34% to $257.1 million during 2013, from $191.4 million during 2012. Of the net $65.7 million increase in revenue, approximately $63.0 million was attributable to increased production and $2.7 million was attributable to increased commodity prices. Average sales price for the period, excluding derivative settlements, increased from $77.12 per Boe in 2012 to $77.95 per Boe in 2013, primarily as a function of increased commodity pricing. Sales volumes increased 33% during 2013 as compared to 2012, from 2,482 MBoe to 3,298 MBoe. The increase is mainly due to increased production from new wells in the Permian Basin Properties as a result of the Permian Acquisitions as well as drilling activities during 2013.

Operating Expenses. Aggregate lease operating expenses increased to $75.9 million during 2013, from $58.1 million during 2012. The $17.8 million, or 31%, increase was attributable to additional operating expenses associated with the Permian Acquisitions. On a per-unit basis, lease operating expense decreased 2% from $23.40 in 2012 to $23.03 in 2013.

Production and ad valorem taxes increased by 8% to $30.5 million in 2013 versus $28.3 million in 2012, due to the increase in production over 2012 offset by lower ad valorem tax estimates associated with the Company’s Aneth Field Properties. Production and ad valorem taxes were 12% of total revenue in 2013 versus 15% of total revenue in 2012.

Depletion, depreciation, amortization and accretion expenses increased to $80.4 million during 2013, as compared to $55.6 million during 2012. The $24.8 million, or 44%, increase is principally due to higher production, a higher depletable base and an increase in the depletion, depreciation and amortization rate from $22.41 per Boe in 2012 to $24.36 per Boe in 2013 as a result of increased finding costs on new drilling and completion activities.

General and administrative expenses for Resolute increased to $26.6 million during 2013, as compared to $17.6 million during 2012. The $9.0 million, or 51%, increase in general and administrative expenses resulted from increases of $7.6 million in salaries and wages, $3.4 million in share-based compensation expense, $1.2 million in professional services and $0.4 million in corporate overhead, offset by increases in capitalized labor and overhead billings. On a unit-of-production basis, general and administrative expenses increased 14%. Cash based general and administrative expense increased from $11.2 million to $16.8 million, or 50%.

Other Income (Expense). During 2013, the loss on oil and gas derivatives was $16.5 million, consisting of $35.6 million of derivative settlements, including $10.7 million paid to restructure or terminate certain 2013 derivative contracts. During 2012, the gain on oil and gas derivatives was $8.9 million, consisting of $21.0 million of derivative settlements.

Interest expense in 2013 increased to $22.0 million from the $9.5 million recorded in 2012 as a result of the higher interest rate associated with the Senior Notes issuances in 2012 and increased average borrowings. The components of our interest expense are as follows (in thousands).

	Nine Months Ended September 30,
	2013	2012
8.50% Senior notes	$25,500	$9,208
Credit facility	6,342	2,599
Amortization of deferred financing costs and senior notes premium	1,877	1,037
Other	(8)	3
Capitalized interest	(11,686)	(3,336)

Total interest expense	$22,025	$9,511

Income Tax Benefit (Expense). Income tax expense recognized during 2013 was $2.0 million, or 37.2% of income before income taxes, as compared to income tax expense of $11.7 million, or 37.3% of the income before income taxes during 2012.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Credit Facility (defined below), proceeds from warrant exercises, issuance of Senior Notes (defined below), public equity offerings and sales of non-strategic oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash provided by operating activities	$110,908	$67,580
Cash used in investing activities	(333,529)	(145,411)
Cash provided by financing activities	222,624	79,128

Net cash provided by operating activities was $110.9 million for the first nine months of 2013 compared to $67.6 million for the 2012 period, which reflects the increased production, commodity pricing and working capital fluctuations in 2013.

We plan to reinvest a sufficient amount of our cash flow in our development operations in order to maintain our production over the long term, and plan to use external financing sources as well as cash flow from operations and cash reserves to increase our production.

Net cash used in investing activities was $333.5 million in 2013 compared to $145.4 million in 2012. The primary investing activity in 2013 was cash used for capital expenditures of $451.0 million. Capital expenditures consisted of $258 million paid to acquire additional interests in the Permian Properties, $32.6 million in compression and facility and drilling projects in Aneth Field, $14.9 million in CO2 acquisition, $111.2 million in drilling activities and infrastructure projects in the Permian Basin of West Texas, $32.5 million in drilling and completion activities in the Bakken trend of North Dakota, and $8.7 million in recompletion and drilling activities in our Wyoming Properties. A portion of these capital costs were accrued and not paid at period end. Capital divestitures include $50.2 million received from NNOGC for the sale of certain working interests in the Aneth Field Properties and $72.9 million of proceeds received from the sale of the New Home Properties, subject to normal and customary purchase price adjustments. The 2012 capital expenditures were comprised of $37.0 million in compression, facility and drilling projects in Aneth Field, $37.7 million for the Denbury acquisition, $12.0 million in CO2 acquisition, $53.7 million in drilling activities and infrastructure projects in the Permian Basin of West Texas, $49.8 million in drilling and completion activities in the Bakken trend of North Dakota, $9.0 million in recompletion activities in our Wyoming Properties and $0.8 million in other capital projects.

Net cash provided by financing activities was $222.6 million in 2013 compared to $79.1 million in 2012. The primary financing activities in 2013 were net borrowings of $123.0 million under the Credit Facility and $101.8 million in net proceeds received from the issuance of common stock. The primary financing activities in 2012 were $250.0 million in proceeds received from the issuance of the Senior Notes offset by net payments of $152.0 million under the Credit Facility, and $10.0 million paid to retire publicly traded Company warrants.

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

As of September 30, 2013, outstanding borrowings were $285 million under the borrowing base of $415 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at September 30, 2013, and other limitations based upon a multiple of trailing Adjusted EBITDA as defined in the Credit Facility. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of September 30, 2013, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.18%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (See Note 5 to the Condensed Consolidated Financial Statements).

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including the payment of dividends, and requires satisfaction of certain financial tests. We were in compliance with all terms and covenants of the Credit Facility at September 30, 2013.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of September 30, 2013.

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

Contractual Obligations

We entered into the Sixth Amendment to the amended and restated Credit Facility (described above) which extended the maturity date of our conforming tranche from April 2017 to March 2018. Accordingly, the $285 million outstanding on the Credit Facility at September 30, 2013, is due March 2018.

We have entered into amended lease agreements which extended the lease term for our Denver office. Our related contractual obligations have increased by approximately $0.3 million and $0.5 million, for the three months ending December 31, 2013, and the year ending December 31, 2014, respectively.

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

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all of which are members of Resolute’s Credit Facility bank syndicate at September 30, 2013.

During the third quarter of 2013, the Company paid $10.7 million to restructure or terminate certain 2013 derivative contracts. As of September 30, 2013, the fair value of our commodity derivatives was a net liability of $11.9 million.

The following table represents our commodity swap contracts as of September 30, 2013.

	Oil (NYMEX WTI)			Gas (NYMEX HH )
Year	Bbl per Day	Weighted Average Swap Price Per Bbl	Fair Value of Asset (Liability)	MMBtu per Day	Weighted Average Swap Price Per MMBtu	Fair Value of Asset (Liability) (in thousands)
2013	5,000	$97.02	$(2,071)	6,900	$5.056	$926
2014	3,000	$91.89	$(3,635)	5,000	$4.165	$555

The following table represents our basis swaps as of September 30, 2013.

	Gas
Year	Index	MMBtu per Day	Weighted Average Price Differential per MMBtu	Fair Value of Asset (Liability) (in thousands)
2013	Rocky Mountain NWPL	1,800	$2.100	$(381)
2013	Rocky Mountain CIG	500	$0.590	$(19)
2014	Rocky Mountain CIG	1,000	$0.590	$(114)

The following table represents our two-way commodity collar contracts as of September 30, 2013.

	Oil (NYMEX WTI)
Year	Bbl per Day	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
2013	775	$80.00	$105.00	$(379)
2014	1,500	$65.00	$110.00	$(3,034)

The following table represents our three-way commodity collar contracts as of September 30, 2013.

	Oil (NYMEX WTI)
Year	Bbl Per Day	Weighted Average Short Put Price Per Bbl	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
2014	2,000	$70.00	$85.00	$100.83	$(1,303)

The following table represents our commodity call option contracts as of September 30, 2013.

	Oil (NYMEX WTI)
Year	Bbl per Day	Weighted Average Bought Call Price Per Bbl	Bbl per Day	Weighted Average Sold Call Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
2013	2,000	$82.50	4,000	$87.63	$(379)

The following table represents our commodity put option contracts as of September 30, 2013.

	Oil (NYMEX WTI)
Year	Bbl per Day	Weighted Average Bought Put Price Per Bbl	Weighted Average Sold Put Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
2013	2,000	$85.00	$70.00	$(753)
2014	1,200	$85.00	$70.00	$(1,347)

Interest Rate Risk

At September 30, 2013, we had $285 million of outstanding debt under the Credit Facility. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2013, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended September 30, 2013, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2012. These risks are not the only risks facing the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In connection with the vesting of company restricted common stock under the 2009 Performance Incentive Plan (“Incentive Plan”), we retain shares of common stock at the election of the recipients of such awards in satisfaction of withholding tax obligations. These shares are retired by the Company.

2013	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan(2)
April	1,395	$11.32	—	—
May	2,847	$8.77	—	—
July	752	$8.05	—	—
August	17,742	$8.85	—	—

1)	All shares purchased in 2013 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)	As of September 30, 2013, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (3,641,031 shares) and the shares yet to be granted under the Incentive Plan (4,100,599 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials are furnished herewith: (i) XBRL Instance Document, (ii) XBRL Taxonomy Extension Schema Document, (iii) XBRL Taxonomy Extension Calculation Linkbase Document, (iv) XBRL Taxonomy Extension Labels Linkbase Document, (v) XBRL Taxonomy Extension Presentation Linkbase Document, and (vi) XBRL Taxonomy Extension Definition Linkbase Document. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections except as expressly set forth by the specific reference in such filing

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	November 4, 2013

/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	November 4, 2013