Form 10-K
period 2013-12-31
Resolute Energy Corp
filed 2014-03-10
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Exchange
Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, indefinite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes   ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2013, computed by reference to the price at which the common stock was last sold as posted on the New York Stock Exchange, was $300.1 million.

As of February 28, 2014, 78,093,795 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

The following documents are incorporated by reference herein: Portions of the definitive Proxy Statement of Resolute Energy Corporation to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2014 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected development opportunities; expectations regarding our development activities and drilling plans, particularly with respect to our Permian Properties (as defined in this Annual Report), the expected benefits to be realized from newly acquired properties including our ability to achieve the growth we expect from acquisitions; our plans for capital expenditures and the sources of such funding. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

•	risks associated with all of our Aneth field oil production being purchased by a single customer and connected to such customer with a pipeline that we do not own or control;

•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations and liquidity and the discovery, estimation and development of, and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position;

•	the success of our business and financial strategy, derivative strategies and plans;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	our relationship with the Navajo Nation, the local community in the area where we operate Aneth Field, and Navajo Nation Oil and Gas Company, as well certain purchase rights held by Navajo Nation Oil and Gas Company;

•	potential delays in the upgrade of third-party electrical infrastructure serving Aneth Field and potential power supply limitations;

•	a lack of available capital and financing, including the capital needed to pursue our production and other plans for our properties, on acceptable terms, including as a result of a reduction in the borrowing base under our credit facility;

•	the effectiveness and results of our CO2 flood program at Aneth Field;

•	the impact of U.S. and global economic recession;

•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;

•	the success of the development plan for and production from our oil and gas properties;

•	the timing and amount of future production of oil and gas;

•	the completion, timing and success of exploratory drilling on our properties;

•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;

•	risks and uncertainties in the application of available horizontal drilling and completion techniques;

•	uncertainty surrounding occurrence and timing of identifying drilling locations and necessary capital to drill such locations;

•	our ability to fund and develop our estimated proved undeveloped reserves;

•	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	our success in marketing oil and gas;

•	competition in the oil and gas industry;

•	the concentration of our producing properties in a limited number of geographic areas;

•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;

•	our relationships with the local communities in the areas where we operate;

•	the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations, including changes in Navajo Nation laws, and the potential for increased regulation of drilling and completion techniques, underground injection or fracing operations;

•	the availability of water and our ability to adequately treat and dispose of water after drilling and completing wells;

•	potential changes to regulations affecting derivatives instruments;

•	the success of our derivatives program;

•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;

•	environmental liabilities under existing or future laws and regulations;

•	developments in oil and gas producing countries;

•	loss of senior management or key technical personnel;

•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;

•	timing of installation of gathering infrastructure in areas of new exploration and development;

•	potential breakdown of equipment and machinery relating to the Aneth compression facility;

•	our ability to achieve the growth and benefits we expect from our acquisitions;

•	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us, and the risk that any opportunity currently being pursued will fail to consummate or encounter material complications;

•	risks related to our level of indebtedness;

•	our ability to fulfill our obligations under the senior notes;

•	constraints imposed on our business and operations by our credit agreement and our senior notes to generate sufficient cash flow to repay our debt obligations;

•	losses possible from pending or future litigation;

•	risk factors discussed or referenced in this report; and

•	other factors, many of which are beyond our control.

Additionally, the SEC requires oil and gas companies, in filings made with the SEC, to disclose proved reserves, which are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and governmental regulations. The SEC permits the optional disclosure of probable and possible reserves. From time to time, we may elect to disclose “probable” reserves and “possible” reserves, excluding their valuation, in our SEC filings, press releases and investor presentations. The SEC defines “probable” reserves as “those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.” The SEC defines “possible” reserves as “those additional reserves that are less certain to be recovered than probable reserves.” The Company applied these definitions when estimating probable and possible reserves. Statements of reserves are only estimates and may not correspond to the ultimate quantities of oil and gas recovered. Any reserve estimates or potential resources provided in our public filings, press releases and investor presentations that are not specifically designated as being estimates of proved reserves may include estimated reserves not necessarily calculated in accordance with, or contemplated by, the SEC’s reserves reporting guidelines.

The SEC’s rules prohibit us from including resource estimates in our public filings with the SEC. Our potential resource estimations include estimates of hydrocarbon quantities for (i) new areas for which we do not have sufficient information to date to classify as proved, probable or even possible reserves, (ii) other areas to take into account the low level of certainty of recovery of the resources and (iii) uneconomic proved, probable or possible reserves. Potential resource estimates do not take into account the certainty of resource recovery and are therefore not indicative of the expected future recovery and should not be relied upon for such purpose. Potential resource estimates might never be recovered and are contingent on exploration success, technical improvements in drilling access, commerciality and other factors. In our press releases and investor presentations, we sometimes include estimates of quantities of oil and gas using certain terms, such as “resource,” “resource potential,” “EUR,” “oil in place,” or other descriptions of volumes of reserves, which terms include quantities of oil and gas that may not meet the SEC definition of proved, probable and possible reserves. These estimates are by their nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being recovered by Resolute. The Company believes its potential resource estimates are reasonable, but such estimates have not been reviewed by independent engineers. Furthermore, estimates of potential resources may change significantly as development provides additional data, and actual quantities that are ultimately recovered may differ substantially from prior estimates.

Finally, 24 hour peak IP rates and 30 day peak IP rates for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history and not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose.

You are urged to consider closely the disclosure in this Annual Report on Form 10-K, in particular the factors described under “Risk Factors.”

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

Business Overview

Resolute Energy Corporation, a Delaware corporation incorporated on July 28, 2009, is a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our asset base is comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in Texas and southeast New Mexico (the “Permian Properties” or “Permian Basin Properties”), and the Powder River and Big Horn Basins in Wyoming (the “Wyoming Properties”). Our primary operational focus is on increasing reserves and production from these properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian Properties, and through carefully targeted exploration activities in our Wyoming Properties. We also expect to engage in other opportunistic acquisitions.

During 2013, oil sales comprised approximately 92% of revenue, and our December 31, 2013, estimated net proved reserves were approximately 59.4 million barrels of oil equivalent (“MMBoe”), of which approximately 79% and 57% were proved developed reserves and proved developed producing reserves (“PDP”), respectively. Approximately 80% of our estimated net proved reserves were oil and approximately 88% were oil and natural gas liquids (“NGL”). The December 31, 2013 pre-tax present value discounted at 10% (“PV-10”) of our net proved reserves was $1,054 million and the standardized measure of our estimated net proved reserves was $893 million. For additional information about the calculation of our PV-10 and standardized measure, please read “Business and Properties — Estimated Net Proved Reserves.”

Business Strategies

Our business strategies aim to create value for our shareholders by growing reserves, production volumes and cash flow utilizing industry standard enhanced oil recovery techniques as well as advanced development, drilling and completion technologies to systematically explore for, develop and produce oil and gas reserves. Key elements of our business strategies include:

Expand Production Within our Aneth Field CO2 Flood. We intend to increase production in Aneth Field through activities targeted at converting non-producing reserves into production. These activities include the McElmo Creek Unit IIC subzone of the Desert Creek formation (the “DC IIC”) CO2 expansion, increasing the processing of CO2 in existing patterns, further implementation of lateral drilling in various areas of the field and bringing new reserves into the proved category by expanding the CO2 flood into the Ratherford Unit. Proved developed non-producing (“PDNP”) and proved undeveloped reserves (“PUD”) at year end constitute 34% and 7%, respectively, of the proved reserves in Aneth Field. These reserves primarily relate to the CO2 flood that we commenced in 2006, which followed a successful CO2 flood program implemented in a portion of the field by a prior operator in 1985. Using a phased approach, we have been expanding this CO2 flood within the field with demonstrable success.

Existing production from the Aneth Field Properties, which is approximately 99% oil, generates strong cash flow. We anticipate this will fund all of the capital requirements of expanding the CO2 flood and will provide free cash flow that we anticipate redeploying in the development of our Permian and Wyoming Properties, in our exploration-focused activities and, potentially, in acquisition opportunities.

Focus on Exploitation and Development of Oil and Liquids-Prone Formations on Existing Properties. We have assembled a portfolio of low-risk properties with acreage in three of the most active oil-focused resource plays in the United States. We have an active horizontal drilling program in the Wolfbone and Wolfberry plays in the Permian Basin and an active horizontal drilling program targeting the Turner/Frontier formation in the Powder River Basin in Wyoming. Both of these areas are characterized by relatively low risk drilling, with production heavily weighted toward oil and NGL. We are focused on maximizing returns from these projects by optimizing completion techniques to enhance well performance and ultimate recoveries and accelerating development activity to increase near-term production and reserves.

Focus on Efficiency of Operations on Our Properties. We seek to maximize economic returns on our properties through operating efficiencies and cost control improvements. Our management team has significant experience in managing intensive oil and gas operations. As the operator of our Aneth Field Properties, Wyoming Properties and the majority of the Permian Properties, we have the ability to directly manage our costs, control the timing of our exploitation, drilling and producing activities and effectively implement programs to increase production and improve operational efficiency.

Establish Future Core Areas Through Focused Exploration Efforts. We control acreage in the Powder River and Big Horn basins of Wyoming which represent two emerging exploration plays. We own leases covering approximately 47,400 net acres in the Powder River Basin, all of which is held by production from the deeper Muddy formation. In the fourth quarter of 2013, we completed our first horizontal well in the Turner/Frontier formation based on our integration of well logs, seismic studies and offset Turner/Frontier production data. We are continuing an intense study of the area, and plan to drill additional wells in 2014 to assess the limits of the Turner/Frontier play in our acreage, as well as collect additional data on shallower formations such as the Parkman, Shannon, Sussex and Niobrara. In the Big Horn Basin, we own leases covering approximately 67,900 net acres in which our primary target is the Turner/Frontier and Phosphoria formations and the Mowry oil shale. We may seek to attract industry and financial participants to these activities in order to leverage our capital and to mitigate risk.

Pursue Acquisitions of Properties with Development Potential in Core Areas. One component of our strategy has been to grow our reserves and production by acquiring domestic onshore properties. In December 2012 and March 2013, we acquired properties in the Permian Basin that the company refers to as the “Permian Acquisitions,” which represent significant progress in furthering our growth in this manner. Prior to the Permian Acquisitions, our predecessor company acquired the majority of our Aneth Field Properties in 2004 and 2006 and our Hilight Field in 2008. The original component of our Permian Properties was acquired in 2011. We continue to actively evaluate opportunities to acquire properties that are prospective for production of oil and NGL, particularly in the Permian and Powder River Basins. Our knowledge of various producing basins and our experienced management team with long-standing industry relationships position us to continue to identify, consummate and integrate strategic acquisitions. Future acquisitions may require us to issue debt or equity securities and incur additional indebtedness.

Competitive Strengths

We have a number of strengths that we believe will help us successfully execute our business strategies, including:

A High Quality Base of Long-Lived Oil Producing Properties. As of December 31, 2013, we had estimated net proved reserves of approximately 59.4 MMBoe, of which approximately 80% were oil and approximately 88% were oil and NGL. Based on our 2013 year-end reserve report, our total proved reserve to production ratio was 13 years. The shallow decline rate and long lives of our legacy producing properties result in a slower reserve depletion rate and reduced reinvestment requirements relative to other producing areas in the United States.

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

Portfolio of Significant Organic Development and Drilling Opportunities. In addition to the expansion of our CO2 flood in Aneth Field, we have attractive, low-risk positions in three of the most active oil resource plays in the United States. We believe that this portfolio provides an attractive drilling inventory in excess of 5 years.

Operating Control Over Our Properties. We have the ability to control the timing, scope and costs of most development projects undertaken on our various properties. We operate our Aneth Field, Wyoming Properties and the majority of our Permian Properties, which constitute approximately 98% of our proved reserves. Further, operatorship of our Aneth Field, Permian Basin Properties and Wyoming Properties (excluding our Big Horn Basin Properties) is secured for the foreseeable future, as approximately 86% of the acreage is held by production.

Management and Technical Teams with Extensive Operational, Transactional and Financial Experience in the Energy Industry. With an average industry work experience of almost 30 years, our senior management team has considerable experience in acquiring, exploring, exploiting, developing and operating oil and gas properties, particularly in operationally intensive oil and gas fields. Three members of our executive management previously worked together as part of the senior management team of HS Resources, Inc., an independent oil and gas company that was listed on the New York Stock Exchange and primarily operated in the Denver-Julesburg Basin in northeast Colorado. HS Resources, Inc. was acquired by Kerr-McGee Corporation in 2001 for $1.8 billion. We also employ more than 50 oil and gas technical professionals, including geophysicists, geologists, petroleum engineers and production and reservoir engineers, who have an average of approximately 19 years of experience in their respective technical fields. We continually leverage the extensive experience of our senior management and technical staff to benefit all aspects of our operations.

Disciplined Capital Structure. We employ a disciplined approach to liquidity and management of leverage and have a capital structure that provides us with the ability to execute our business plan. At December 31, 2013, borrowings outstanding were $335 million under our revolving credit facility and $400 million under our 8.5% senior notes due 2020 (the “Notes” or “Senior Notes”). Our borrowing base under the revolving credit facility is $415 million. The borrowing base availability has been reduced by $3.1 million in conjunction with letters of credit issued to vendors at December 31, 2013, and by other limitations based upon a multiple of trailing earnings as defined in the credit facility agreement. We plan to maintain a capital structure that provides financial flexibility through the prudent use of leverage, aligning capital expenditures to cash flows and maintaining a strategic commodity derivative instrument program. Planned capital expenditures during 2014 remains within future anticipated cash flow.

Summary Reserve Information

The following table presents summary information related to our estimated net proved reserves that are derived from our December 31, 2013 reserve report, which were prepared by Resolute and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers.

	Estimated Net Proved Reserves at December 31, 2013 (MMBoe)
	Proved Developed	Proved Developed	Proved	Total	2013 Net Daily Production
	Producing	Non-Producing	Undeveloped	Proved	(Boe per day)
Aneth Field Properties	20.6	12.0	2.3	34.9	6,154
Permian Properties	9.3	0.5	10.0	19.8	3,950
Wyoming Properties	3.6	0.7	0.2	4.5	1,565
Bakken Properties	0.2	—	—	0.2	570

Total	33.7	13.2	12.5	59.4	12,239

Future operating costs ($ millions)				$1,531.4
Future production taxes ($ millions)				515.2
Future capital costs ($ millions)				546.8
Future operating costs ($/Boe)				$25.78
Future production taxes ($/Boe)				8.67
Future capital costs ($/Boe)				21.28

Description of Properties

Aneth Field Properties

Aneth Field, a giant legacy oil field in southeast Utah, holds 59% of our net proved reserves as of December 31, 2013, and accounted for 50% of our production during 2013, averaging 6,154 equivalent barrels of oil (“Boe”) per day, of which 99% was oil. During 2013, we completed 1 gross (0.6 net) well. We own a majority of the working interests in, and are the operator of, three federal production units covering approximately 43,000 gross acres which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at December 31, 2013. We had interests in and operated 391 gross (248 net) producing wells and 333 gross (210 net) active water and CO2 injection wells.

Aneth Field was discovered in 1956 by Texaco and has produced 433 million barrels (“MMBbl”) of oil to date. Aneth Field covers a single geologic structure with production coming from the Pennsylvanian age Desert Creek formation. For operational reasons, it was divided into the three separate operating units. In 1985, Mobil, as the operator of McElmo Creek Unit, initiated a successful CO2 enhanced oil recovery project that has been in operation since then, resulting in significant incremental oil reserve production from the McElmo Creek Unit. While there is some reservoir heterogeneity in Aneth Field, development of the reserves generally has been accomplished with well-tested methodologies, including drilling and infilling vertical wells, horizontal drilling, waterflood activities and CO2 flooding.

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

In 2006, after becoming operator of the entire field, we began the infrastructure improvements required for us to expand the CO2 flood to the Aneth Unit and began injecting CO2 in 2007. Approximately 78 producing wells in the first three phases of this expansion are experiencing incremental oil production response due to the CO2 flood. Production from the area covered by the first three phases of the Aneth CO2 flood has increased by approximately 168% from 2006. During November 2011, we commenced injection of CO2 in the Phase 4 area of the Aneth Unit CO2 flood, and as of December 31, 2013, we were injecting CO2 in approximately eighteen out of a total of 54 injection wells. During 2014, CO2 injection will continue into the currently developed patterns of Phase 1, 2, 3 and 4, and we expect to realize increasing oil production in these areas in 2014 and beyond.

The Aneth Unit CO2 flood expansions are in the same field and producing formation as the existing McElmo Creek Unit CO2 project. Initially, reserves associated with expansions are classified as “proved undeveloped.” Following installation of the necessary infrastructure, these CO2-related reserves are reclassified as “proved developed nonproducing reserves.” Once a response is exhibited at a producing well, the reserves associated with that well are then reclassified to “proved developed producing reserves.” Within Aneth Field at December 31, 2013, we had estimated net proved reserves of 14.3 MMBoe that were classified as proved developed nonproducing or proved undeveloped. Of these reserves, 11.8 MMBoe are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods in operation on the field.

Beyond realizing production growth from existing proved reserves, there are opportunities to increase proved reserves within Aneth Field through further expansion of the area under CO2 flood and through technological improvements that may allow for greater recovery efficiency across the field. For example, we have not yet begun a CO2 recovery program on the Ratherford Unit, which comprises approximately 30% of the total surface area of Aneth Field. Based on this unit’s production history, geology and analogy to the existing CO2 floods, we believe that the Ratherford Unit will respond favorably to CO2 injection. However, no proved reserves were attributed to CO2 recovery from this unit in our December 31, 2013, reserve report. Another opportunity for production growth from existing reserves lies within the DC IIC in the McElmo Creek Unit, which we began recompleting in early 2010 with notable increases in production. This subzone was waterflooded by a previous operator, but was shut-in by the early 1980s due to high water cuts and low oil prices prevalent at the time, and has never been CO2 flooded. As part of our work in the field we have determined that the DC IIC can be reactivated as a waterflood with highly economic results given today’s commodity prices. Plans to implement a CO2 flood in this zone are progressing as reservoir properties collected from the recompletions, such as deliverability, oil cut and reservoir pressure are analyzed. Meanwhile, we have begun the process of repressurizing this zone with water in preparation for CO2 flooding. This recompletion and CO2 flood project is expected to continue for several years, with further production increases expected. The project will require construction and rebuilding of infrastructure to accommodate the incremental injection and production. Planned activities in 2014 include increased injection to achieve minimum miscibility pressure and installation of the associated facilities to put an area with nine injectors on the CO2 flood.

CO2 is available from McElmo Dome, the largest naturally occurring CO2 source in the United States. McElmo Dome is operated by Kinder Morgan CO2 Company, L.P. (“Kinder Morgan”), with whom we have a long-term contract, with CO2 pricing based on a percentage of current NYMEX West Texas Intermediate (“WTI”) oil prices. Aneth Field is connected directly to McElmo Dome through a 28 mile pipeline that we operate and in which we owned a 68% interest at December 31, 2013. We believe our long-term contract with Kinder Morgan and our ownership and operatorship of the pipeline provide a high degree of certainty and visibility with regard to meeting our CO2 supply needs. We are required to take, or pay for if not taken, 75% of the total of the maximum daily quantities for each month during the term of the Kinder Morgan contract. There are make-up provisions allowing any take-or-pay payments we make to be applied against future purchases for specified periods of time. We do not have the right to resell CO2 required to be purchased under the Kinder Morgan contract.

Oil production from our Aneth Field is characterized as a light, sweet crude oil with an API gravity of 40 degrees. The field is connected by pipeline to a refinery located near Gallup, New Mexico that is owned and operated by Western Refining Southwest, Inc. (“Western”), a subsidiary of Western Refining Inc. Western purchases all of our Aneth Field production under a contract that provides for a price equal to the NYMEX oil price minus a differential of $6.25 per barrel (“Bbl”) of oil. In December 2013, Western provided notice of termination of the agreement with an intent to renegotiate pricing. The contract is scheduled for termination with respect to the Base Volumes on June 30, 2014 and with respect to the Additional Volumes on May 28, 2014. We are currently in negotiations with Western and expect to enter into a new contract before the expiration of the existing contract, although we can give no assurance that the agreed upon pricing in any new contract will be as favorable to us. If, for any reason, Western is unable to process our oil, we have alternative access to markets through rail and truck facilities.

Capital expenditures at Aneth Field during 2013 were approximately $73.2 million, representing 18% of our total capital expenditures during this time period. Although the expansion of the CO2 flood requires significant investments for infrastructure, wellhead equipment and CO2 purchases, we expect that Aneth Field will continue to generate cash flow in excess of the cost of these requirements. We anticipate reinvesting this free cash flow in the development of our Permian and Wyoming Properties, in our exploration-focused activities and, potentially, in other acquisition opportunities.

During the second quarter of 2012, we entered into two transactions regarding the Aneth Field Properties through which we and NNOGC consolidated our interests. In the first transaction, which closed in April 2012, we entered into an agreement with affiliates of Denbury Resources Inc. (“Denbury”) pursuant to which we and NNOGC, on a 50%/50% basis, acquired a 13% working interest in the Aneth Unit and an 11% working interest in the Ratherford Unit for total cash consideration of $75 million (the “Denbury Acquisition”).

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

The Cooperative Agreement amendment also cancelled a second set of options held by NNOGC to purchase an additional 10% interest in the Aneth Field Properties and stipulates that NNOGC has one remaining option to purchase an additional 10% of our interest in the Aneth Field Properties (as it stood prior to the 2012 option exercise and excluding the interest acquired from Denbury and certain other minority interests), exercisable in July 2017 at the then current fair market value of such interest.

The following table presents, as of December 31, 2013, our estimate of the future capital expenditures, net to our interest, for construction, well work and other costs and for purchases of CO2 required to implement the CO2 flood projects in two of the units of our Aneth Field Properties through 2041. The table also presents the estimated net proved developed non-producing reserves that we anticipate will be produced as a result of these projects, as included in our December 31, 2013 reserve report.

	Estimated Future Capital Expenditures	Estimated Future CO2 Purchases	Estimated Future Total Capital Expenditures	Estimated Reserves (MMBoe)	Estimated Future Development Cost ($/Boe)
	(in millions, except as otherwise indicated)
Aneth Unit — Phase 1, 2, 3 and 4 (PDNP)	$4.6	$106.5	$111.1	9.9	$11.29
McElmo Creek Unit – DC IIC (PDNP)	17.3	24.9	42.2	1.9	21.97

Total	$21.9	$131.4	$153.3	11.8	$13.04

Aneth Field — Gas Compression. Currently there are two types of gas production in Aneth Field, saleable gas and gas that is contaminated by CO2. The saleable gas stream has low levels of CO2 while the contaminated gas stream has high levels of CO2, which makes it unacceptable to gas purchasers. This contaminated gas stream, which is rich in valuable NGL and gas, is currently compressed and re-injected into the reservoir. As we continue our CO2 injection and expansion plans, the volume of contaminated gas will significantly increase. During 2011, we completed rebuilding of the gas compression plant at Aneth Unit, which processes all contaminated gas from the expansion project. This plant dehydrates and recovers condensate from the recycled gas stream, and we are exploring options to expand the plant to separate CO2 and hydrocarbon gas as well. If economically feasible, the hydrocarbon gas would be sold, adding income streams to the field economics while the separated CO2 stream would be reinjected into the producing zone. The plant hydrocarbon extraction expansion has been through early stages of engineering design and is currently on hold pending recovery of product (NGL) prices.

Permian Properties

As of December 31, 2013, we had interests in 44,065 gross (24,667 net) acres in the Permian Basin of Texas and southeast New Mexico. Our position is divided between three principal project areas: the Wolfbone project area located in the Delaware Basin portion of the Permian Basin, primarily in Reeves County, the Wolfberry project area located in the Midland Basin portion of the Permian Basin, primarily in Howard, Martin, Midland and Ector counties and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. During the year, we completed 34 gross (29.6 net) wells in the Permian Properties and had 222 gross (189 net) producing wells at year end 2013. As of December 31, 2013, we were in the process of drilling 2 gross (1.3 net) wells and had 2 gross (1.1 net) wells awaiting completion operations. During 2013, average net daily production from the Permian Properties was 3,950 Boe and was 81% liquids. See “Business and Properties – Marketing and Customers” for more information on how production from this area is sold. During 2014, we plan to participate in the drilling of 5 gross (5.0 net) horizontal wells on our Midland and Ector county properties, 1 gross (1.0 net) horizontal well on our Reeves County properties and 6 gross (2.3 net) vertical wells on our Howard County properties.

Wolfbone Project. We acquired an operated interest in the Wolfbone project during the second quarter of 2011. The Wolfbone project area includes approximately 28,200 gross acres in which we hold an approximate 45% interest. The primary objective of the Wolfbone development plan is the Wolfcamp formation with the Bone Spring formation serving as a secondary objective. In addition, we will begin the installation of a gas gathering system during 2014. Based on drilling activity to date, approximately 22% of the acreage is held by production.

Wolfberry Project. We acquired interests in the Wolfberry project from private companies in the third quarter of 2011, the fourth quarter of 2012 and the first quarter of 2013 as part of the Permian Acquisitions. The producing formations in our Wolfberry area extend over a 3,000 foot stratigraphic column and include the Mississippian, Strawn, Canyon, Cisco, Cline, Wolfcamp, Dean and Spraberry formations. The Wolfberry project comprises approximately 9,000 gross acres in which we have a 90% interest. The initial 2011 transaction was primarily an acquisition of proved reserves with seven producing wells and numerous opportunities for incremental development. The 2012 and 2013 acquisitions included 6,053 net acres (operated working interest of approximately 100%). Approximately 18.1 MMBoe of proved reserves are associated with these assets. We believe that growth potential exists from the multi-pay, multi-play nature of the acreage. We have identified approximately 23 horizontal drilling locations with each location having multiple targets in our operated acreage in Midland and Ector Counties along with potentially 85 recompletion opportunities across the entire acreage position in the Midland Basin. Our operated and non-operated acreage in Howard County, Texas is well positioned for the emerging horizontal Wolfcamp play moving into the eastern portion of the Midland Basin. This acreage is 91% held by production and we anticipate our planned drilling activities will hold the balance of the acreage.

Northwest Shelf Project. In the fourth quarter of 2012, we acquired assets in Lea County, New Mexico in the Denton, Gladiola and South Knowles Fields, which are legacy conventional oil fields that produce from fractured carbonate reservoirs and cover 4,700 gross acres in which we hold an approximate 85% working interest, all held by production. Our interest in Denton Field, the largest of the three fields, consists of 2,900 gross acres, all of which are held by production. Approximately 0.9 MMBoe of proved reserves are associated with our Denton Field interests. We believe that growth potential and upside may exist from activities such as deepening existing wells and infill drilling from 40-acre to 20-acre spacing. We recently completed a three-dimensional (“3D”) seismic shoot across Denton Field which will provide further insight into the development opportunities that may exist in this area. We are the operator of the Lea County assets.

Other assets. Other non-core assets include 2,100 gross (1,100 net) acres in the Permian Basin, containing approximately 0.6 MMBoe of net proved reserves.

Wyoming Properties

Hilight Field is located in the Powder River Basin in Campbell County, Wyoming and consists of the Central Hilight Unit, the Grady Unit and the Jayson Unit. Hilight Field was discovered by Inexco Oil Company in 1969, unitized in 1971 and 1972, and underwent waterflood between 1972 and the mid-1990s. We have a 98.5% working interest in the Central Hilight Unit, an 82.5% working interest in the Grady Unit and an 82.7% working interest in the Jayson Unit. The Central Hilight, Grady and Jayson units cover an area of almost 51,600 gross (47,400 net) acres. Our predecessor company acquired Hilight Field as part of a corporate acquisition in 2008 and initial activities were primarily based on production from the unitized Muddy formation, which generates free cash flow due to low reinvestment requirements. We have an inventory of low risk re-stimulation projects which we expect will moderate the natural decline of this field.

As of December 31, 2013, there were 154 gross (146.5 net) producing vertical wells and 5 gross (4.7 net) horizontal well, excluding shut-in coalbed methane wells. Gross cumulative production through December 31, 2013 from our three operated units was 68.6 MMBbl of oil and 150 billion cubic feet of gas. During 2013, production from Hilight Field averaged 1,564 Boe per day and was 18% oil.

In recent years, the Powder River Basin has experienced a resurgence in drilling activity focused on the Cretaceous formations as operators apply new technology, including horizontal drilling and multi-stage hydraulic fracturing, to previously bypassed formations. Several operators have experienced successful drilling results in the Parkman, Shannon, Sussex, Niobrara, Turner and Mowry formations in areas near our leasehold position. We previously conducted a 3D seismic survey and intensive mapping effort to identify prospective intervals in Hilight Field. In the fourth quarter of 2013, we successfully completed a horizontal well in the Turner/Frontier formation. The well delivered a 24 hour peak production rate of 1,134 Boe per day, a 30 day peak production rate of 679 Boe per day and continues to produce strongly. Based on this success, we plan to drill additional appraisal wells in the Turner/Frontier formation in 2014. We believe there may be as many as 40 gross drilling locations in the Turner/Frontier inside our existing leasehold. We plan to collect additional petrophysical data in the Parkman, Shannon, Sussex and Niobrara during our 2014 drilling program.

Exploration Focused Properties

Within our exploration portfolio, we own leases covering approximately 67,900 net acres in the Big Horn Basin, which may be prospective for production from multiple formations, including the Mowry, Frontier and Phosphoria. In 2013, we performed additional studies in the Phosphoria formation and are actively seeking an industry partner to test the formation with a horizontal well. We do not face significant lease expirations in this area prior to 2015.

Divestiture of North Dakota Properties

During 2013, we divested all of our non-operated properties located in the Bakken trend of North Dakota through three separate transactions for net proceeds of approximately $70.1 million.

Estimated Net Proved Reserves

The following table presents our estimated net proved oil, gas and NGL reserves and the present value of our estimated net proved reserves as of December 31, 2013, 2012 and 2011 according to Securities and Exchange Commission (“SEC”) standards. The standardized measure shown in the table below is not intended to represent the current market value of our estimated oil and gas reserves.

	Year Ended December 31,
	2013	2012	2011
Net proved developed reserves
Oil (MBbl)	38,791	39,288	32,347
Gas (MMcf)	29,488	25,568	17,523
NGL (MBbl)	3,136	2,668	1,603

MBoe (1)	46,842	46,217	36,871
Net proved undeveloped reserves
Oil (MBbl)	8,720	23,269	20,494
Gas (MMcf)	12,901	22,153	17,634
NGL (MBbl)	1,681	5,596	4,494

MBoe (1)	12,552	32,557	27,927
Total net proved reserves
Oil (MBbl)	47,511	62,557	52,841
Gas (MMcf)	42,389	47,721	35,157
NGL (MBbl)	4,817	8,264	6,097

MBoe (1)	59,394	78,774	64,798
PV-10 ($ in millions) (2)(3)	$1,054	$1,127	$1,143
Discounted future income taxes ($ in millions)	(161)	(255)	(327)

Standardized measure ($ in millions) (2)(4)	$893	$872	$816

1)	Boe is determined using one Bbl of oil or NGL to six Mcf of gas.
2)	In accordance with SEC and Financial Accounting Standards Board (“FASB”) requirements, our estimated net proved reserves and standardized measure at December 31, 2013, were determined utilizing prices equal to the respective twelve-month unweighted arithmetic average of first day of the month prices, resulting in an average NYMEX West Texas Intermediate oil price of $96.94 per Bbl for the Aneth Properties and Plains Marketing, L.P. West Texas Intermediate oil price of $93.42 per Bbl for the Permian and Wyoming Properties, and an average Henry Hub spot market gas price of $3.67 per one million British thermal units (“MMBtu”). At December 31, 2012 and 2011, we used an average NYMEX West Texas Intermediate oil price of $94.71 and $96.19 per Bbl, and an average Henry Hub spot market gas price of $2.76 and $4.12 per MMBtu, respectively.
3)	PV-10 is a non-GAAP measure and incorporates all elements of the standardized measure, but excludes the effect of income taxes. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a company’s unique tax position and strategies, can make after-tax amounts less comparable.
4)	Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC and FASB, less future development costs and production and income tax expenses, discounted at a 10% annual rate to reflect the timing of future net revenue. Calculation of standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

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

Facility construction and well development activities began on CO2 flood projects in Aneth and McElmo Creek Units in 2006, with CO2 injection commencing in 2007, and remain ongoing. During 2013, we converted approximately 2.2 MMBoe of Aneth Field reserves to proved developed from the undeveloped category as a result of continued CO2 response and drilling.

During 2013, we acquired 5.8 MMBoe of proved undeveloped reserves related to the Permian Acquisitions and added 2.0 MMBoe of undeveloped reserves as a result of adding seven horizontal offset drilling locations. Additionally, during 2013 we transferred 2.5 MMBoe of proved undeveloped and unbooked reserves to proved developed producing status in our Permian properties.

With respect to the properties included in our prior year reserve reports, we incurred development costs of $97.3 million in 2013 as compared to the $100.6 million incurred in 2012. The year over year change in developmental costs has remained relatively consistent although the geographical focus of those costs has slightly shifted. Future development costs associated with the Permian Properties were $225.6 million at December 31, 2013.

At December 31, 2013, no proved undeveloped reserves have remained undeveloped for more than five years.

Changes in Proved Reserves

Proved reserves reported by us at December 31, 2013 decreased from those reported at December 31, 2012 as follows:

Oil Equivalent (MBoe)
Proved reserves as of December 31, 2012	78,774
Purchase of minerals in place	7,818
Production	(4,467)
Extensions, discoveries and other additions	5,805
Sales of minerals in place	(5,906)
Revisions of previous estimates	(22,630)

Proved reserves as of December 31, 2013	59,394

Proved undeveloped reserves:
As of December 31, 2013	12,552
As of December 31, 2012	32,557

Purchases of minerals in place increased proved reserves as a result of the Permian Acquisitions during the first quarter of 2013. Extensions, discoveries and other additions to proved reserves were primarily the result of drilling wells in the Permian Basin. Sales of minerals in place reflect the divestiture of our non-operated properties in the Bakken trend of North Dakota and the second transfer to NNOGC consummated in January 2013, relating to the exercise of the option to purchase 10% of our interest in Aneth Field in the second quarter of 2012.

Decreases in proved reserves associated with revisions of previous estimates resulted from management’s decision to allocate more of its 2014 capital expenditures toward exploitation drilling of higher expected rates-of-return horizontal wells in the Permian Basin and less capital towards development projects in Aneth Field. Deferral of these projects to 2015 and beyond reduced proved undeveloped reserves by approximately 25 MMBoe, as these projects are no longer expected to be converted to developed reserves within five years after their initial recognition as proved reserves as required under SEC rules, offset by approximately 3 MMBoe converted to proved developed during 2013. The deferred projects (the remaining portion of Aneth Unit Phase 4 CO2 injection, approximately 8 MMBoe; the remaining portion of McElmo Unit DCIIC CO2 injection, approximately 8 MMBoe; and Aneth Field membrane plant, approximately 7 MMBoe) will be again eligible for classification as proved undeveloped reserves, at such time as management adopts a definitive plan to complete the projects.

In accordance with SEC requirements, the reserves at December 31, 2013 utilized prices (subsequently adjusted for quality and basis differentials) of an average NYMEX West Texas Intermediate oil price of $96.94 per Bbl for the Aneth Properties and Plains Marketing, L.P. West Texas Intermediate oil price of $93.42 per Bbl for the Permian and Wyoming Properties, and an average Henry Hub spot market gas price of $3.67 per one MMBtu. At December 31, 2012, we used an average NYMEX West Texas Intermediate oil price of $94.71 per Bbl, and an average Henry Hub spot market gas price of $2.76 per MMBtu.

Controls Over Reserve Report Preparation, Technical Qualification and Methodologies Used

Reserve estimates as of December 31, 2013 were prepared by Resolute and audited by NSAI, our independent petroleum engineers. Please read “Risk Factors — Risks Related to Our Business, Operations and Industry” in evaluating the material presented below.

Our reserve report was prepared under the direct supervision of the Company’s Corporate Reserves Manager, Mr. Michael White. Mr. White has more than 30 years of experience in the oil and gas industry including general reservoir engineering, corporate engineering, exploration support and economic analysis support. During his career, Mr. White has resided and worked in Texas, Louisiana, Florida and Colorado. Additionally, he has performed evaluations in other basins within Utah, Wyoming, North Dakota, and Washington state. He has onshore, shallow water, and deep water project experience. Mr. White has a Bachelor of Science degree in Petroleum Engineering from Mississippi State University and a Masters of Business Administration from the University of Houston. He is registered as a Professional Engineer in the states of Colorado, Texas and Wyoming. His qualifications meet or exceed the qualifications of reserve estimators and auditors as set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers.” Mr. White is a member of the Society of Petroleum Engineers and is currently a director of the Society of Petroleum Evaluation Engineers.

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

NSAI is a worldwide leader of petroleum property analysis to industry and financial organizations and government agencies. With offices in Dallas and Houston, NSAI delivers high quality, fully integrated engineering, operational, geologic, geophysical, petrophysical and economic solutions for all facets of the upstream energy industry. Within NSAI, the technical person primarily responsible for the NSAI audit is David Miller. Mr. Miller has been practicing consulting petroleum engineering at NSAI since 1997. He is a Registered Professional Engineer in the State of Texas and Louisiana and has more than 32 years of practical experience in petroleum engineering, with more than 16 years of experience in the estimation and evaluation of reserves. He graduated from the University of Kentucky in 1981 with a Bachelor of Science degree in Civil Engineering and from Southern Methodist University in 1994 with a Master of Business Administration degree. Mr. Miller meets or exceeds the education, training, and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

A report of NSAI regarding its audit of the estimates of proved reserves at December 31, 2013, has been filed as Exhibit 99.1 to this report and is incorporated herein.

Production, Price and Cost History

The table below summarizes our operating data for 2013, 2012 and 2011.

	Year Ended December 31,(1)
	2013	2012	2011
Sales Data:
Oil (MBbl)	3,499	2,773	2,298
Gas and NGL (MMcfe)	5,809	3,811	3,755
Combined volumes (MBoe)	4,467	3,409	2,924
Daily combined volumes (Boe per day)	12,239	9,313	8,012
Average Realized Prices (excluding derivative settlements):
Oil ($/Bbl)	$91.75	$86.70	$77.60
Gas and NGL ($/Mcfe)	4.95	4.68	6.13
Average Production Costs ($/Boe):
Lease operating expense	$23.12	$23.45	$20.35
Production and ad valorem taxes	9.04	10.48	10.73

1)	The Aneth Field Properties and the properties located in the Gardendale Field in the Midland Basin comprised a majority of our total proved reserves as of December 31, 2013. Production from the Aneth Field Properties was 2,238 MBbl and 52 MMcfe in 2013, 2,262 MBbl and 364 MMcfe in 2012 and 2,103 MBbl and 504 MMcfe in 2011. Production from the properties in the Gardendale Field was 504 MBbl and 1,413 MMcfe in 2013.

Oil and Gas Wells

The following table sets forth information as of December 31, 2013, relating to the productive wells in which we own a working interest. A well with multiple completions in the same bore hole is considered one well. Wells are considered oil or gas wells according to the predominant production stream, except that a well with multiple completions is considered an oil well if one or more is an oil completion. Productive wells consist of producing wells and wells capable of producing, including wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of our working interests owned in gross wells. In addition to the wells below, we had interests in and operated 337 gross (214 net) active water and CO2 injection wells as of December 31, 2013.

	Productive Wells(1)
	Gross	Net
Oil	774	589
Gas	80	71

Total	854	660

1)	We operated 819 gross (647 net) productive wells at December 31, 2013.

Drilling Activity

The following table sets forth information with respect to development and extension wells we completed during 2013, 2012 and 2011. The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross or net wells.

	Year Ended December 31,
	2013	2012	2011
Gross development wells:
Productive (1)(3)	40	20	—
Dry (2)	—	—	—

Total development wells	40	20	—

Gross extension wells:
Productive (1)	4	43	17
Dry (2)	—	—	—

Total extension wells	4	43	17

Total gross wells drilled	44	63	17

	Year Ended December 31,
	2013	2012	2011
Net development wells:
Productive (1)(3)	30	12	—
Dry (2)	—	—	—

Total development wells	30	12	—

Net extension wells:
Productive (1)	3	12	7
Dry (2)	—	—	—

Total extension wells	3	12	7

Total net wells drilled	33	24	7

1)	A productive well is a well we have cased. Wells classified as productive do not always result in wells that provide economic production.
2)	A dry well is a well that is incapable of producing oil or gas in sufficient quantities to justify completion.
3)	Included in this count are 8 gross (1.9 net) productive development wells sold to HRC Energy, LLC effective March 1, 2013, closed July 15, 2013.

Acreage

All of our leasehold acreage is categorized as developed or undeveloped. The following table sets forth information as of December 31, 2013, relating to our leasehold acreage.

	Developed Acreage (1)
Area	Gross (2)	Net (3)
Hilight Field (WY)	49,608	45,421
Aneth Field (UT)	43,218	27,157
Permian Basin (TX)	13,641	9,182
Permian Basin (NM)	4,690	3,971
North Dakota	5,236	3,020
Hilight area non-unit acreage (WY)	800	800
Big Horn Basin (WY)	400	400

Total	117,593	89,951

	Undeveloped Acreage (4)
Area	Gross (2)	Net (3)
Big Horn Basin (WY)	72,300	67,469
Permian Basin (TX)	25,734	11,514
Black Warrior Basin (AL)	13,974	7,124
North Dakota	12,483	5,990
Other non-unit acreage (WY)	1,240	1,240

Total	125,731	93,337

1)	Developed acreage is acreage attributable to wells that are capable of producing oil or gas.
2)	The number of gross acres is the total number of acres in which we own a working interest and/or unitized interest.
3)	Net acres are calculated as the sum of our working interests in gross acres.
4)	Undeveloped acreage includes leases either within their primary term or held by production.

Approximately 7,500 net acres, 42,000 net acres and 28,150 net acres of undeveloped acreage expire in 2014, 2015 and 2016, respectively. All costs associated with the Black Warrior Basin were transferred to proved oil and gas properties and are subject to amortization. Approximately 31,600 net acres that expire in 2015 relate to acreage in the Big Horn Basin in Wyoming to which no proved reserves were assigned in our December 31, 2013 reserve report.

Present Activities

As of December 31, 2013, we were in the process of drilling 2 gross (1.3 net) wells and there were 2 gross (1.1 net) wells waiting on completion operations. Please read “Business and Properties – Descriptions of Properties” for additional discussion regarding our present activities.

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

Our strategic alliance with NNOGC is embodied in a Cooperative Agreement consummated with NNOGC and our predecessor company in 2004 to facilitate our joint acquisition of the Chevron Properties. The agreement was amended subsequently to facilitate the joint acquisition of the ExxonMobil Properties and was amended again in conjunction with the sale of 10% of our interest in Aneth Field to NNOGC. The transaction was closed and paid for in two equal installments, each for 5%, that took place in July 2012 and January 2013, each with an effective date of January 1, 2012. Among other things, this agreement provides that:

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

Marketing and Customers

Aneth Field. We currently sell all of our oil from our Aneth Field Properties to Western under a purchase agreement dated August 2011, which provides for a fixed differential to the NYMEX price for oil of $6.25 per Bbl, with future adjustments to reflect any increase in transportation costs from the field to the refinery. The agreement covers up to 8,000 combined barrels per day of our and NNOGC volumes (the “Base Volume”) and an additional volume of up to 3,000 barrels per day (the “Additional Volume”). The agreement contains a two year term for the Base Volume and a six month term for the Additional Volume, each commencing on August 1, 2011. Both continue automatically on a month-to-month basis after expiration of the initial term unless terminated by either party with 180 day prior written notice (120 days for the Additional Volume). The agreement may also be terminated by Western upon sixty days’ notice, if Western’s right-of-way agreements with the Navajo Nation are declared invalid and either Western is prevented from using such rights-of-way or the Navajo Nation declares Western to be in trespass with respect to such rights-of-way. In December 2013, Western provided notice of termination of the agreement with an intent to renegotiate pricing. The contract is scheduled for termination with respect to the Base Volumes on June 30, 2014 and with respect to the Additional Volumes on May 28, 2014. We are currently in negotiations with Western and expect to enter into a new contract before the expiration of the existing contract, although we can give no assurance that the agreed upon pricing in any new contract will be as favorable to us.

Western refines our oil at their 26,000 barrel per day refinery in Gallup, New Mexico. Our production is transported to the refinery via the Running Horse oil pipeline owned by NNOGC to its Bisti terminal, approximately 20 miles south of Farmington, New Mexico, that serves the refinery. Our and NNOGC’s oil has been jointly marketed to Western. The combined Resolute and NNOGC volumes were approximately 9,400 barrels of oil per day as of year-end.

The Aneth Field oil is a sweet, light crude oil that is well suited to be refined in Western’s refinery. Although we have sold all of our oil production to Western since acquiring the Chevron Properties in November 2004, and despite the value of our oil production to Western, we cannot be certain that the commercial relationship with Western will continue for the indefinite future and that the refinery will not suffer significant down-time or be closed. If for any reason Western is unable or unwilling to purchase our oil production, we have other production marketing alternatives. We have the ability to load up to 3,000 barrels per day at Western’s Gallup refinery rail loading site in the event that Western is unable to process or otherwise does not take our oil volumes. NNOGC has completed construction of a high volume truck loading facility located at the terminal end of NNOGC’s Running Horse pipeline that is capable of loading all of our and NNOGC’s production. We have life-of-lease access to the truck loading facility pursuant to an agreement with NNOGC. Oil can be trucked a relatively short distance from the loading facility to rail loading sites near and south of Gallup, New Mexico, or longer distances to refineries or oil pipelines in southern New Mexico and west Texas. We can also transport our oil by various combinations of truck, pipeline and rail from the Aneth Field Properties to markets north in Utah, Colorado and Wyoming. The cost of selling our oil to alternative markets in the short term would result in a greater differential to the NYMEX price of oil than we currently receive. If we choose or are forced to sell to these alternative markets for a longer period of time, these costs could be lowered significantly. Under long term arrangements, which may require the investment of capital, we believe we would realize a NYMEX differential approximately equal to the current differential realized in the price received from Western.

Our Aneth Field gas production is minimally processed in the field and, until recently, was sent via pipeline to the San Juan River Gas Plant for further processing. In December 2012, we received a force majeure notice from Anadarko Petroleum Corporation (“Anadarko”), the owner of the plant, notifying us that the gas pipeline between our field and the San Juan River Gas Plant would be shut down for an unspecified period of time because of a leak and potentially extensive corrosion. For the majority of 2013, we flared or reinjected our gas to allow for continued oil production. In late September, we were successful in reinitiating gas sales via negotiation with Anadarko and the owners of another plant, known as the Lisbon Plant. Sales through the Lisbon Plant continue to be based on a contractually specified percentage of the proceeds from the sale of gas and NGL.

Texas. In Reeves County, we sell all of our oil to Western. The contract is a month-to-month 30-day evergreen agreement which specifies that the price paid to us is the sum of the Base Price (average daily NYMEX settlement price plus or minus the roll component), plus or minus the differential between Argus reported Midland WTI and Cushing WTI, and a transportation differential of $4.75 per Bbl.

Regency Field Services LLC (“Regency”) purchases substantially all of our Reeves County gas and processes it at Regency’s JAL No. 3 Plant Area system. The contract is a percent-of-proceeds agreement that nets us 87% of the value of NGL and residual gas sales, less certain transportation and fractionation fees. The prices paid by Regency to us for NGL are based on the monthly average of the daily price for NGL components quoted in the Oil Price Information Service for “Mont Belvieu Spot Gas Liquids Prices,” less transportation and fractionation fees. The price paid for residue gas is the index posting for “Midpoint: Permian Basin Area” for El Paso Natural-Permian Basin published in “Platt’s Gas Daily.”

In Midland, Ector, Dawson, Martin and Howard counties, we sell our oil to Plains Marketing, LP (“Plains”). The Plains contract is a month-to-month agreement that calls for the price paid by Plains to us to equal the sum of the NYMEX CMA (calendar month average) crude oil posting for the month, plus or minus the differential between Argus reported Midland WTI and Cushing WTI, plus or minus the roll, less a transportation differential ranging from $2.20 to $3.05 per Bbl, depending on the county. Gas is sold under a percent of proceeds contract that nets us 87% of plant products and residual gas. The price for gas is based on the index posting for El Paso Permian price less transportation. NGL are sold based on the index product prices contained in OPIS Mont Belview listing minus T&F.

Gas produced in Martin and Howard counties is gathered by and sold to WTG Gas Processing, LP (“WTG”) under a percent-of-proceeds contract that nets us 85% of NGL and residual gas sales, less certain transportation and fractionation fees. The prices paid by WTG to us for NGL is based on the monthly average of the daily midpoint price for NGL components quoted in the Oil Price Information Service for “Mont Belvieu Spot Gas Liquids Prices.” The price paid for residue gas is the index posting for El Paso Natural Gas Company-Permian Basin published in “Inside FERC Gas Market Report.”

Non-operated oil and gas produced in Midland, Ector and Howard counties is currently being marketed by the operators of the properties.

New Mexico. The oil produced in Lea County, New Mexico is sold to HollyFrontier Corporation (“HollyFrontier”) under a month-to-month 30-day evergreen agreement. The price received under the HollyFrontier contract is determined by taking the monthly average for P66 posted price for WTI crude, plus the Argus P+ differential at Cushing (P-Plus), plus or minus the Argus Mid/Cush differential, less $2.25.

Wyoming. We sell the majority of our oil in Wyoming to Eighty-Eight Oil, LLC and minor amounts to other purchasers in a competitive market via month-to-month 30-day evergreen agreements. The price we receive is the NYMEX CMA less a differential that is negotiated monthly and depends largely on the differential between NYMEX CMA and Wyoming sweet crude. During 2013, the differential ranged from negative $4.78 to $18.34, and the volume weighted average was $13.38 in January 2014. Our conventional gas in Wyoming, produced largely by the Central Hilight, Grady and Jayson Units, is sold to Western Gas Resources, Inc., an affiliate of Anadarko’s, at the Hilight Gas Plant. We receive a percentage of proceeds for the residue gas and NGL sold by the plant, and we can either take our residue gas in kind or market it through Anadarko. We are currently selling our gas through Anadarko and receive the Colorado Interstate Gas Company index price after deducting differentials and transportation costs for the gas we sell. We have agreed to terms with Western Gas Resources, Inc., an affiliate of Anadarko, to purchase wet gas from formations shallower than the Muddy formation, under a fee structure for residue gas and NGL. This contract would be applicable to new developments such as the recently drilled Castle 3-21H horizontal well, producing from the Turner/Frontier formation.

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

Aneth Gas Processing Plant

We have an interest in gas gathering and compression facilities located within and adjacent to our Aneth Field Properties. Collectively called the Aneth Gas Processing Plant, the facility consists of: a) an active gas compression operation currently operated by us and b) a substantially dismantled gas processing facility for which Chevron remains the operator of record. In 2006, Chevron began the process of demolishing the inactive portions of the Aneth Gas Processing Plant. It continues to manage the project, and it retains a 39% interest in all demolition and environmental clean-up expenses. We acquired ExxonMobil’s 25% interest in the decommissioned plant and are responsible for that portion of decommissioning and cleanup costs. Activities performed to date include removal of asbestos-containing building and insulation materials, nearly complete dismantling of inactive gas plant buildings and facilities and limited remediation of hydrocarbon-affected soil.

As of December 31, 2013, we estimate the total cost to fully decommission the inactive portion of the Aneth Gas Processing Plant site to be $26.3 million, of which approximately $25.5 million had already been incurred and paid for. We have recorded an asset retirement obligation for the remaining demolition liability net to our interest of $0.2 million at December 31, 2013. Demolition activities were substantially complete at December 31, 2013, and are scheduled to be concluded in 2014. These costs do not include any costs for clean-up or remediation of the subsurface. The Aneth Gas Processing Plant site was previously evaluated by the Environmental Protection Agency (“EPA”) for possible listing on the National Priorities List (“NPL”), of sites contaminated with hazardous substances with the highest priority for clean-up under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Based on its investigation, the EPA concluded no further investigation was warranted and that the site was not required to be listed on the NPL. The Navajo Nation Environmental Protection Agency (“Navajo Nation EPA”) now has primary jurisdiction over the Aneth Gas Processing Plant site. We cannot predict whether Navajo Nation EPA will require further investigation and possible clean-up, and the ultimate clean-up liability may be affected by the Navajo Nation’s recent enactment of a Navajo CERCLA statute. The Navajo CERCLA statute, in some cases, imposes broader obligations and liabilities than the federal CERCLA statute. We have been advised by Chevron that a significant portion of the subsurface clean-up or remediation costs, if any, would be covered by an indemnity agreement from the prior owner of the plant, and Chevron has provided us with a copy of the pertinent purchase agreement that appears to support its position. We cannot predict, however, whether any subsurface remediation will be required or what the cost of this clean-up or remediation could be. Additionally, we cannot be certain whether any of such costs will be reimbursable to us pursuant to the indemnity of the prior owner. Please read “Business and Properties — Environmental, Health and Safety Matters and Regulation — Waste Handling.”

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

Comprehensive Environmental Response, Compensation, and Liability Act. CERCLA, also known as the “Superfund law,” and comparable tribal and state laws may impose strict, joint and several liability, without regard to fault, on classes of persons who are considered to be responsible for the release of CERCLA “hazardous substances” into the environment. These persons include the current and former owners and operators of the site where a release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. Such claims may be filed under CERCLA, as well as state common law theories or tribal or state laws that are modeled after CERCLA. In the course of our operations, we generate waste that may fall within CERCLA’s definition of hazardous substances, as well as under the Navajo Nation CERCLA which, unlike the federal CERCLA, broadly defines “hazardous substances” to include oil and other hydrocarbons, thereby subjecting us to potential liability under CERCLA, tribal and state law counterparts to CERCLA and common law. Therefore, governmental agencies or third parties could seek to hold us responsible for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited, or other damages resulting from a release.

Waste Handling. The Resource Conservation and Recovery Act (“RCRA”) and comparable tribal and state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the federal EPA, the individual states may administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and many of the other wastes associated with the exploration, development and production of oil or gas are currently exempt under federal law from regulation as RCRA hazardous wastes and instead are regulated as non-hazardous solid wastes. It is possible, however, that oil and gas exploration and production wastes now classified federally as non-hazardous could be classified as hazardous wastes in the future. In September 2010, the Natural Resources Defense Council filed a petition with the EPA, requesting it to reconsider the RCRA exemption for exploration, production and development wastes but, to date, the agency has not taken any action on the petition. Any such change could result in an increase in our operating expenses, which could have a material adverse effect on the results of operations and financial position. Also, in the course of operations, we generate some amounts of industrial wastes, such as paint wastes, waste solvents, and waste oils, that may be regulated as hazardous wastes under RCRA and tribal and state laws and regulations.

We have an interest in the Aneth Gas Processing Plant located in the Aneth Unit. This gas plant consists of a non-operational portion of the plant that has been substantially dismantled by Chevron, and an operational portion dedicated to compression. We are responsible for a portion of the costs of decommissioning and removal and clean-up of the non-operational portion of the plant and any restoration and other costs related to the operational processing facilities. For additional information concerning our obligations related to this plant, please read “Business and Properties — Aneth Gas Processing Plant.”

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

In June 2005, the EPA and ExxonMobil entered into a consent decree settling various alleged violations of the federal Clean Air Act associated with ExxonMobil’s prior operation of the McElmo Creek Unit. In response, ExxonMobil submitted amended Title V and Prevention of Significant Deterioration (“PSD”) permit applications for the McElmo Creek Unit main flare and other sources, and also paid a civil penalty and costs associated with a Supplemental Environmental Project, or “SEP.” Pursuant to the consent decree, upgrades to the main flare were completed in May 2006 by ExxonMobil, and all of the remaining material compliance measures of the consent decree have been met by us. The EPA is processing the Title V and PSD permit applications required by consent decree. We remain subject to the consent decree, including stipulated penalties for violations of emissions limits and compliance measures set forth in the consent decree. We believe the consent decree may be terminated in 2014 by the EPA, although the EPA has given us no definite confirmation.

On July 1, 2011, the EPA promulgated final rules titled “Review of New Sources and Modifications in Indian Country.” (Tribal Minor NSR Rules) 76 Fed. Reg. 38748-808 (July 1, 2011). These rules became effective on August 30, 2011 and were subsequently amended, and establish the phased implementation of a program of minor source permitting by the EPA in Indian Country over a period of 48 months. Under the Tribal Minor NSR Rules, new wells and associated equipment located in “Indian Country” that will be minor sources even without emission controls need not obtain a permit prior to their construction for up to 48 months from the effective date of the rules (although they need to be registered with the EPA in most instances), while such sources that exceed major source thresholds without legally and practically enforceable emission control requirements in effect must obtain a synthetic minor permit prior to their construction. The Tribal Minor NSR Rules specifically provide for a synthetic minor permit to be issued to an otherwise major source that takes permit restrictions, enforceable as a legal and practical matter, so that the source’s potential to emit is less than the minimum amount set for major sources, i.e., 250 tons per year of criteria pollutants in so called attainment areas. We have evaluated our existing and planned new sources in Indian Country for purposes of registering them, applying for permits as appropriate and evaluating the need to apply for any synthetic minor permits for existing facilities that may undergo modifications. Delays in obtaining such new permits from the EPA under the Tribal Minor NSR Rules could adversely affect our planned activities which previously were not subject to minor source permitting requirements or associated delays and expense.

On August 16, 2012, the EPA published final rules that established new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”), and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment as well as more stringent leak detection requirements for natural gas processing plants. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, as well as court challenges to the rules, and in 2013 issued revised rules that were responsive to some industry concerns. The final revised rules require modifications to our operations, increasing our capital and operating costs without being offset by increased product capture.

Actual air emissions reported for our facilities are in material compliance with the terms of existing air permits and the emission limits contained in the permit applications and the consent decree when emissions associated with qualified equipment malfunctions are taken into account.

Water Discharges. The federal Water Pollution Control Act, or the Clean Water Act, and analogous tribal and state laws, impose restrictions and strict controls on the discharge of “pollutants” into waters of the United States, including wetlands, without appropriate permits. Pollutants under the Clean Water Act, are defined to include produced water and sand, drilling fluids, drill cuttings and other substances related to the oil and gas industry. Federal, tribal and state regulatory agencies can impose administrative, civil and criminal penalties for unauthorized discharges or noncompliance with discharge permits or other requirements of the Clean Water Act and analogous tribal and state laws and regulations. They also can impose substantial liability for the costs of removal or remediation associated with discharges of oil, hazardous substances or other pollutants.

The Clean Water Act also regulates stormwater discharges from industrial properties and construction sites, and requires separate permits and implementation of a Stormwater Pollution Prevention Plan (“SWPPP”) establishing best management practices, training, and periodic monitoring of covered activities. Certain operations also are required to develop and implement Spill Prevention, Control, and Countermeasure (“SPCC”) plans or facility response plans to address potential oil spills.

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

In November 2001, the EPA issued an administrative order to ExxonMobil for removal and remediation of oil and hydrocarbon contaminated ground water released as a result of a shallow casing leak at the McElmo Creek P-20 well that occurred in January 2001. In response, ExxonMobil performed various site assessment activities and began recovering oil from the ground water. We are obligated to complete the ground water monitoring and remedial activities required under the administrative order issued to ExxonMobil, at an estimated cost of approximately $100,000 per year, with anticipated cessation of onsite activities and transition to passive monitoring to occur in 2014, although the EPA has not committed to this closure timeline.

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

Other Laws and Regulations

Climate Change. Recent scientific studies have suggested that emissions of gases commonly referred to as “greenhouse gases” or “GHG”, including CO2, nitrogen dioxide and methane, may be contributing to warming of the Earth’s atmosphere. Other nations already have agreed to regulate emissions of GHG pursuant to the United Nations Framework Convention on Climate Change, (“UNFCCC”) and the Kyoto Protocol, an international treaty (not including the United States) pursuant to which many UNFCCC member countries agreed to reduce their emissions of GHG to below 1990 levels by 2012. A successor treaty to the Kyoto Protocol has not been developed to date. In response to such studies and international action, the U.S. Congress has considered but not passed legislation to reduce emissions of GHG. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts. v. EPA, the EPA may be required to regulate GHG emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing GHG emissions. The Court’s holding in Massachusetts v. EPA that GHG fall under the federal Clean Air Act’s definition of “air pollutant” has resulted in the regulation and permitting of GHG emissions from major stationary sources under the Clean Air Act, due to EPA’s “endangerment finding” that links global warming to human-caused emissions of GHG, and the EPA’s subsequent GHG Tailoring Rule, which subjects certain major sources of GHG emissions to Title V operating permit and New Source Review permitting requirements for the first time. The permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs will require affected facilities to meet emissions limits that are based on “best available control technology,” which will be established by the permitting agencies on a case-by-case basis. In July 2012, the Tailoring Rule became effective for all new facilities that emit at least 100,000 tons of GHG per year. Additionally, the EPA promulgated a mandatory GHG reporting rule that took effect January 1, 2010. The mandatory reporting rule (MRR) and subsequent amendments included reporting requirements for operators that inject CO2 for enhanced oil recovery and geologic sequestration, regardless of the magnitude of associated CO2 emissions, and also to operators of oil and gas systems that emit more than 25,000 metric tons of CO2-equivalent GHG across an entire producing basin. Currently, the Aneth Field is the only asset operated by the Company that is subject to the MRR requirements. A number of states also have taken legal measures to reduce emissions of GHG, primarily through the planned development of GHG emission inventories and/or regional cap-and-trade programs, but we do not currently conduct business in those states. The passage or adoption of additional legislation or regulations that restrict emissions of GHG or require reporting of such emissions in areas where we conduct business could adversely affect our operations.

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

Occupational Safety and Health Act. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that strictly govern protection of the health and safety of workers. The Occupational Safety and Health Administration’s hazard communication standard and Process Safety Management (“PSM”) regulations, the Emergency Planning and Community Right-to-Know Act, and similar state statutes require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, tribal, state and local government authorities, and the public. PSM requirements applicable to gas processing activities are an intended focus of OSHA enforcement in recent years, and emphasize the need for process safety information disclosure, including short- and long-term off-site consequence analyses. We believe that we are in substantial compliance with applicable requirements of these and other OSHA and comparable tribal and state health and safety requirements.

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

Resources and Development Committee of the Navajo Nation Council. The Resources and Development Committee is a standing committee of the Navajo Nation Tribal Council, and has oversight and regulatory authority over all lands and resources of the Navajo Nation. The Resources Committee reviews, negotiates and recommends to the Navajo Nation Tribal Council actions involving the approval of energy development agreements and mineral agreements; gives final approvals of rights of way, surface easements, geophysical permits, geological prospecting permits, and other surface rights for infrastructure; oversees and regulates all activities within the Navajo Nation involving natural resources and surface disturbance; sets policy for natural resource development and oversees the enforcement of federal and Navajo law in the development and utilization of resources, including issuing cease and desist orders and assessing fines for violation of its regulations and orders. The Resources Committee also has oversight authority over, among other agencies and matters, the Navajo Nation Environmental Protection Agency and Navajo Nation environmental laws, the Navajo Nation Minerals Department and Navajo Nation oil and gas laws and the Navajo Nation Land Department and Navajo Nation land use laws. While NNOGC has been successful thus far in facilitating timely approvals from the Resources Committee for our operations, such timeliness is not guaranteed and obtaining future approvals may cause delays in developing the Aneth Field Properties.

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

Taxation Within the Navajo Nation. In certain instances, federal, state and tribal taxes may be applicable to the same event or transaction, such as severance taxes. State taxes are rarely applicable within the Navajo Nation Reservation except as authorized by Congress or when the application of such taxes does not adversely affect the interests of the Navajo Nation. Federal taxes of general application are applicable within the Navajo Nation, unless specifically exempted by federal law. We currently pay the following taxes to the Navajo Nation:

•	Oil and Gas Severance Tax. We pay severance tax to the Navajo Nation. The severance tax is payable monthly and is 4% of our gross proceeds from the sale of oil and gas. Approximately 84% of the Aneth Unit is subject to the Navajo Nation severance tax. The other 16% of the Aneth Unit is exempt because it is either located off of the reservation or it is incremental enhanced oil recovery production, which is not subject to the severance tax. Presently all of the McElmo Creek and Ratherford Units are subject to the severance tax.

•	Possessory Interest Tax. We pay a possessory interest tax to the Navajo Nation. The possessory interest tax applies to all property rights under a lease within the Navajo Nation boundaries, including natural resources.

•	Sales Tax. We pay the Navajo Nation a 5% sales tax in lieu of the Navajo Business Activity Tax. All goods and services purchased for use on the Navajo Nation reservation are subject to the sales tax. The sale of oil and gas is exempt from the sales tax.

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

Navajo Environmental Laws. The Navajo Nation has enacted various environmental laws that may be applicable to our Aneth Field Properties. As a practical matter, these laws are patterned after similar federal laws, and the Navajo EPA currently enforces these laws in conjunction with the EPA. The current practice does not preclude the Navajo Nation from taking a more active role in enforcement or from changing direction in the future. Some of the Navajo Nation environmental laws not only provide for civil, criminal and administrative penalties, but also provide for third-party suits brought by Navajo Nation tribal members directly against an alleged violator, with specified jurisdiction in the Navajo Nation District Court in Window Rock. An example of this relates to the March 2008 adoption by the Navajo Nation of the Navajo Comprehensive Environmental Response, Compensation, and Liability Act (“Navajo CERCLA”), which gives the Navajo EPA broad authority over environmental assessment and remediation of facilities contaminated with hazardous substances. Navajo CERCLA is patterned after federal CERCLA with the important exception that, unlike federal CERCLA, Navajo CERCLA considers oil and other hydrocarbons to be hazardous substances subject to CERCLA response actions and damages. Navajo CERCLA also imposes a tariff on the transportation of hazardous substances, including petroleum and petroleum products, across Navajo lands. In 2008, we began negotiating with representatives of the Navajo Nation Council, Navajo Department of Justice, Navajo Environmental Protection Agency, NNOGC, an industry group headed by the New Mexico Oil and Gas Association and Colorado Oil and Gas Association, (“the NMOGA Group”), and others, to mitigate Navajo CERCLA’s potential impact on oilfield operations on Navajo lands. The NMOGA Group challenged the validity of the law and entered into a tolling agreement with the Navajo EPA (which was subsequently amended several times) that forestalled material implementation of Navajo CERCLA at oil and gas facilities while appropriate rules and guidelines are developed with input from the oil and gas sector. A partial settlement agreement was entered into in January, 2012 among the NMOGA Group parties and the Navajo Nation. Under the terms of this agreement, enforcement of most of the material provisions of Navajo CERCLA is delayed for at least five years and the NMOGA Group retains its ability to file suit to challenge the law at such five-year period. In the interim, the Navajo Nation EPA has indicated it will require routine reporting of spills of oil and other hazardous substances to now go directly to the Navajo CERCLA program personnel within the Navajo Nation EPA, in addition to that information going to other spill reporting contacts within the Navajo Nation EPA.

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

On federal and Indian lands, the Bureau of Land Management laws and regulations oversee the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third-parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit or limit the venting or flaring of gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and gas that we can produce from our wells or limit the number of wells or the locations where we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil and gas within its jurisdiction.

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

Hydraulic Fracturing Disclosure and Possible Regulation or Prohibition. Hydraulic fracturing or “fracing” is a process used by oil and gas producers in the completion or re-working of some oil and gas wells. Water, sand and certain chemical additives are injected under high pressure into subsurface formations to create and prop open fractures and thus enable fluids and gas that would otherwise remain trapped in the formation to flow to the surface. Fracing has been in use for many years in a variety of geologic formations. Combined with advances in drilling technology, recent advances in fracing technology have contributed to a large increase in production of gas and oil from shales that would otherwise not be economically productive. Fracing is typically subject to state oil and gas agencies’ regulatory oversight, and has not been regulated at the federal level. However, due to assertions that fracing may adversely affect drinking water supplies, the federal EPA has commenced a study of the potentially adverse impacts that fracing may have on water quality and public health, the Bureau of Land Management is proposing new regulatory requirements for fracing on certain federal lands, and a committee of the U.S. House of Representatives has commenced its own investigation into fracing practices. In addition, Congress has considered, and may in the future consider, legislation that would amend the Safe Drinking Water Act (“SDWA”) to encompass hydraulic fracturing activities. Past proposed legislation would have required hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements, in addition to those already applicable to well site reclamation under various federal, tribal and state laws. We routinely utilize hydraulic fracturing techniques in many of our reservoirs. Adoption of legislation and implementing regulations placing restrictions on fracing could impose operational delays, increased operating costs and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing, resulting in reduced amounts of oil and gas being produced, as well as increased costs of compliance and doing business. We disclose information pertaining to frac fluids, additives, and chemicals to the FracFocus databases in compliance with statewide requirements established by the Texas Railroad Commission and Wyoming Oil and Gas Conservation Commission. We currently are waiting to see what requirements, if any, will be promulgated by the US Environmental Protection Agency, Bureau of Land Management and the Navajo Nation before disclosing similar information for wells fractured on Navajo lands.

Employees

As of December 31, 2013, we had 262 full-time employees, of which 52 were field level employees represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, or United Steel Workers (“USW”) labor union, and are covered by a collective bargaining agreement. We believe that we have a satisfactory relationship with our employees.

Offices

We currently lease approximately 43,200 square feet of office space in Denver, Colorado at 1675 Broadway, Suite 1950, Denver, Colorado 80202, where our principal offices are located. This lease expires in May 2014. We have entered into a new lease for approximately 56,000 square feet at 1700 Lincoln, Suite 2800, Denver, CO 80202 and intend to relocate our principal offices there in June 2014. In addition, we own and maintain field offices in Colorado, Utah, Wyoming and Texas and lease other, less significant, office space in locations where staff are located. We believe that our office facilities are adequate for our current needs and that additional office space can be obtained if necessary.

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

With respect to oil produced at our Aneth Field Properties, we operate in a remote part of southeastern Utah, and currently sell all of our oil production to a single customer, Western. The purchase agreement with Western, effective August 2011, provides for a fixed differential to the NYMEX price for crude oil of $6.25 per Bbl, with future adjustments to reflect any increase in transportation costs from the field to the refinery. The agreement covers up to 8,000 combined barrels per day of our and NNOGC Base Volume and an Additional Volume of up to 3,000 barrels per day. The agreement contains a two year term for the Base Volume and a six month term for the Additional Volume, each commencing on August 1, 2011. Both continue automatically on a month-to-month basis after expiration of the initial term unless terminated by either party with 180 day prior written notice (120 days for the Additional Volume). The agreement may also be terminated by Western upon sixty days’ notice, if Western’s right-of-way agreements with the Navajo Nation are declared invalid and either Western is prevented from using such rights-of-way or the Navajo Nation declares Western to be in trespass with respect to such rights-of-way. In December 2013, Western provided notice of termination of the agreement with an intent to renegotiate pricing. The contract is scheduled for termination with respect to the Base Volumes on June 30, 2014 and with respect to the Additional Volumes on May 28, 2014. We are currently in negotiations with Western and expect to enter into a new contract before the expiration of the existing contract, although we can give no assurance that the agreed upon pricing in any new contract will be as favorable to us.

Western refines our oil at their 26,000 barrel per day Gallup refinery in Gallup, New Mexico. Our production is transported to the refinery via the Running Horse oil pipeline owned by NNOGC to the Bisti terminal, approximately 20 miles south of Farmington, New Mexico, that serves the refinery. Our oil has been jointly marketed to Western with NNOGC. The combined volumes were approximately 9,400 barrels of oil per day as of year-end. See “Business and Properties—Marketing and Customers—Aneth Field.” There are presently no pipelines in service that run the entire distance from the Aneth Field Properties to any alternative markets. If Western did not purchase our oil, we would have to transport it to other markets by a combination of the NNOGC pipeline, truck and rail, which would result, in the short term, in a lower price relative to the NYMEX price than we currently receive. In the future we may receive prices with a greater differential to NYMEX than we currently receive, which if not offset by increases in the NYMEX price for oil, could result in a material adverse effect on our financial results.

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

We customarily ship oil to Western daily and receive payment on the twentieth day of the month following the month of production. As a result, at any given time, Western owes us between 20 and 50 days of production revenue. Based upon average production from Aneth Field during the quarter ended December 31, 2013, and a NYMEX oil price of $97.50 per Bbl, Western could owe us between $11.5 million and $28.8 million. If Western defaults on its obligation to pay us for the oil we have delivered, our income would be materially and negatively affected. Both Moody’s Investor Services and Standard & Poor’s have assigned credit ratings to Western’s long-term debt that are below investment grade.

Oil and gas prices are volatile and change for reasons that are beyond our control. Decreases in the price we receive for our oil and gas production can adversely affect our business, financial condition, results of operations and liquidity and impede our growth.

The oil and gas markets are highly volatile, and we cannot predict future prices. Our revenue, profitability and cash flow depend upon the prices and demand for oil, gas and NGL. The markets for these commodities are very volatile and even relatively modest drops in prices we receive for our oil and gas can significantly affect our financial results and impede our growth. Prices for oil, gas and NGL may fluctuate widely in response to relatively minor changes in the supply of and demand for the commodities, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	domestic and foreign supply of and demand for oil and gas, including as a result of technological advances affecting energy consumption and supply;

•	potential oversupply in the local markets into which we sell our oil and gas;

•	weather conditions;

•	overall domestic and global political and economic conditions;

•	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;

•	the price of foreign imports;

•	political and economic conditions in oil producing countries, including the Middle East and South America;

•	technological advances affecting energy consumption;

•	variations between product prices at sales points and applicable index prices;

•	domestic, tribal and foreign governmental regulations and taxation;

•	the effect of energy conservation efforts;

•	the capacity, cost and availability of oil and gas pipelines and other transportation and gathering facilities, and the proximity of these facilities to our wells;

•	the availability of refining and processing capability;

•	factors specific to the local and regional markets where our production occurs; and

•	the price and availability of alternative fuels.

In the past, the price of oil has been extremely volatile, and we expect this volatility to continue. For example, during the twelve months ended December 31, 2013, the NYMEX price for light sweet crude oil ranged from a high of $110.53 per Bbl to a low of $86.68 per Bbl. For calendar year 2012, the range was from a high of $109.49 per Bbl to a low of $77.69 per Bbl, and for the five years ended December 31, 2013, the price ranged from a high of $145.29 per Bbl to a low of $31.41 per Bbl.

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

There are numerous risks associated with developing, completing and operating a well, and cost factors can adversely affect the economics of a well. Our development and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of rigs, equipment, labor or other services;

•	unexpected operational events and/or conditions;

•	reductions in oil or gas prices or increases in the differential between index oil or gas prices and prices received;

•	increases in utility costs and other third party costs;

•	increases in severance taxes;

•	limitations on our ability to sell our oil or gas production;

•	adverse weather conditions and natural disasters;

•	facility or equipment malfunctions, and equipment failures or accidents;

•	pipe or cement failures and casing collapses;

•	compliance with environmental and other governmental requirements;

•	environmental hazards, such as leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	lost or damaged oilfield development and service tools;

•	unusual or unexpected geological formations, and pressure or irregularities in formations;

•	fires, blowouts, surface craterings and explosions;

•	shortages or delivery delays of supplies, equipment and services;

•	title problems;

•	objections from surface owners and nearby surface owners in the areas where we operate; and

•	uncontrollable flows of oil, gas or well fluids.

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

Insurance against all operational risk is not available to us, and pollution and environmental risks generally are not fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. We do not maintain business interruption insurance and also may not maintain insurance on all of our equipment. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms, and any insurance coverage we do obtain may contain large deductibles or it may not cover all hazards or potential losses. Losses and liabilities from uninsured and underinsured events or a delay in the payment of insurance proceeds could adversely affect our business, financial condition and results of operations.

A significant part of our development plan involves the implementation of our CO2 projects. The supply of CO2 and efficacy of the planned projects is uncertain, and other resources may not be available or may be more expensive than expected, which could adversely impact production, revenue and earnings, and may require a write-down of reserves.

Producing oil and gas reservoirs are depleting assets generally characterized by declining production rates that vary depending upon factors such as reservoir characteristics. A significant part of our business strategy depends on our ability to successfully implement CO2 floods and other development projects we have planned for the Aneth Field Properties in order to counter the natural decline in production from the field. As of December 31, 2013, approximately 43% of our estimated net proved reserves were classified as proved developed non-producing and proved undeveloped, meaning we must undertake additional development activities before we can produce those reserves. These development activities involve numerous risks, including insufficient quantities of CO2, project execution risks and cost overruns, insufficient capital to allocate to these projects, and inability to obtain equipment, manpower, electrical supply and materials that are necessary to successfully implement these projects.

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

We also rely extensively on adequate electrical power being supplied to the Aneth Field Properties. The electrical supply is operated by third parties over whom we have no control. Furthermore, significant infrastructure upgrades to the electrical power system are required in order for sufficient electrical power to be available for the Aneth Field Properties. If such electrical power supply is not available when we need it or if electrical supply becomes more expensive, we may not be able to successfully implement our development plans.

In addition, our estimate of future development costs, including with respect to our planned CO2 development projects, is based on our current expectation of prices and other costs of CO2, equipment, electrical supply and personnel we will need in the future to implement such projects. Our actual future development costs may be significantly higher than we currently estimate, and delays in executing our development projects could result in higher labor and other costs associated with these projects. If costs become too high, our future development projects may not provide economic results and we may be forced to abandon our development projects.

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

Substantially all of our Aneth Field Properties, which represent approximately 59% of our 2013 oil and gas revenues and 59% of our total net proved reserves at December 31, 2013, are located on the Navajo Reservation in southeastern Utah. Operation of oil and gas interests on Indian lands presents unique considerations and complexities. These arise from the fact that Indian tribes are dependent sovereign nations located within states, but are subject only to tribal laws and treaties with, and the laws and Constitution of, the United States. This creates a potential overlay of three jurisdictional regimes — Indian, federal and state. These considerations and complexities could affect various aspects of our operations, including real property considerations, employment practices, environmental matters and taxes.

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

Furthermore, because tribal property is considered to be held in trust by the federal government, before we can take actions such as drilling, pipeline installation or similar actions, we are required to obtain approvals from various federal agencies that are in addition to customary regulatory approvals required of oil and gas producers operating on non-Indian property. We are also required to obtain approvals from the Resources and Development Committee, which is a standing committee of the Navajo Nation Tribal Council, before we can take similar actions with respect to the Aneth Field Properties. These approvals could result in delays in our implementation of, or otherwise prevent us from implementing our development program. These approvals, even if ultimately obtained, could result in delays in our ability to implement our development program.

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

Any or all of the following may occur if the recent crisis in the domestic and global financial and securities markets returns or economic conditions worsen:

•	We may be unable to obtain additional debt or equity financing, which would require us to limit our capital expenditures and other spending. This would lead to lower growth in our production and reserves than if we were able to spend more than our cash flow. Financing costs may significantly increase as lenders may be reluctant to lend without receiving higher fees and spreads.

•	The economic slowdown has led and could continue to lead to lower demand for crude oil and gas by individuals and industries, which in turn has resulted and could continue to result in lower prices for the oil and gas sold by us, lower revenues and possibly losses.

•	The lenders under our revolving credit facility may become more restrictive in their lending practices or unable or unwilling to fund their commitments, which would limit our access to capital to fund our capital expenditures and operations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth, leading to declining production and possibly losses.

•	The losses incurred by financial institutions as well as the bankruptcy of some financial institutions heightens the risk that a counterparty to our derivative instruments could default on its obligations. These losses and the possibility of a counterparty declaring bankruptcy may affect the ability of the counterparties to meet their obligations to us on derivative transactions, which could reduce our revenues from derivatives at a time when we are also receiving a lower price for our gas and oil sales. As a result, our financial condition could be materially adversely affected.

•	Our credit facility bears floating interest rates based on the London Interbank Offered Rate, or LIBOR. As banks were reluctant to lend to each other to avoid risk, LIBOR increased to unprecedented spread levels in 2008. This causes higher interest expense for unhedged levels of LIBOR-based borrowings.

•	Our credit facility requires the lenders to redetermine our borrowing base semi-annually. The redeterminations are based on our proved reserves using price assumptions determined by each lender, with effect given to our derivative positions. It is possible that the lenders could reduce their price assumptions used to determine reserves for calculating our borrowing base and our borrowing base could be reduced. This would reduce our funds available to borrow.

•	Bankruptcies of purchasers of our oil and gas could lead to the delay or failure of us to receive the revenues from those sales.

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

For example, we expect to spend an additional $430.4 million of capital expenditures (including CO2 purchases) over the next 28 years to implement and complete our proved developed non-producing and proved undeveloped projects. We expect to incur approximately $335.1 million of these future capital expenditures between 2014 and 2018 based on the capital plan contemplated by our December 2013 SEC reserve report. To the extent our production and reserves decline faster than we anticipate, we will require a greater amount of capital to maintain our production. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants in our revolving credit facility, and the Senior Notes or future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary for future activities could materially affect our business, results of operations and financial condition. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our activities and our ability to pay dividends. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional equity may result in significant equity holder dilution.

Our plans for future strategic acquisitions may require substantial capital, which we may be unable to obtain on favorable terms and which is likely to require us to incur additional financing indebtedness.

Our industry is capital intensive, and one component of our strategy has been to grow our reserves and production by acquiring domestic onshore properties. We actively evaluate the acquisition of properties that are prospective for production of oil and NGL, particularly in the Permian Basin and Rocky Mountain regions. Future acquisitions that we may pursue may require us to incur additional financing indebtedness and leverage our existing assets. To date, we have financed such acquisitions primarily with proceeds from bank borrowings under our credit facility, cash generated by operations and the issuance of our Senior Notes. We intend to finance future acquisitions utilizing similar financing sources, which may include amending our credit facility and expanding the borrowing base and the sale of equity or debt securities. There can be no assurance as to the availability of any additional financing or that the terms will be acceptable to us. Our inability to obtain additional financing or sufficient financing on favorable terms may adversely affect our growth, competitiveness and profitability. Further, the incurrence of substantial indebtedness could have material adverse effects on our financial condition and liquidity and limit our future flexibility and growth opportunities.

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

Covenants in the indenture governing the Senior Notes and in our revolving credit facility currently impose, and future financing agreements may impose, significant operating and financial restrictions.

The indenture governing the Senior Notes and our revolving credit facility contain restrictions, and future financing agreements may contain additional restrictions, on our activities, including covenants that restrict our and our restricted subsidiaries’ ability to:

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

Our revolving credit agreement will mature in March 2018, unless extended, and is secured by all of our oil and gas properties as well as a pledge of all ownership interests in operating subsidiaries. The revolving credit facility contains various affirmative and negative covenants including but not limited to financial covenants that (i) require us to maintain a consolidated current ratio of at least 1.0 to 1.0 at the end of any fiscal quarter, and (ii) we may not permit our maximum leverage ratio (consolidated indebtedness to consolidated Adjusted EBITDA as defined in the credit agreement) to exceed 4.0 to 1.0 at the end of each fiscal quarter, except the fourth quarter of 2013 where it may not exceed 4.5 to 1.0, the first and second quarters of 2014 where it may not exceed 4.9 to 1.0 and the third and fourth quarters of 2014 where it may not exceed 4.75 to 1.0. The Ninth Amendment to the credit agreement also provides that as of the last day of each fiscal quarter in 2014, the ratio of senior secured debt as of such date to Adjusted EBITDA as defined in the credit facility for the four quarter period ending on such date may not exceed 2.75:1.00.

These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot provide assurance that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

Availability under our revolving credit facility depends on a borrowing base which is subject to redetermination by our lenders. If our borrowing base is reduced, we may be required to repay amounts outstanding under our revolving credit facility.

Under the terms of our revolving credit facility, our borrowing base (currently set at $415 million) is subject to semi-annual redetermination by our lenders based on their valuation of our proved reserves and their internal criteria. In addition, under certain circumstances, interim redeterminations may be conducted. In the event the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our revolving credit facility, sell assets or sell additional shares of common stock. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our revolving credit facility.

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

We and the guarantors may be unable to fulfill our and their obligations under the Notes and the Note guarantees.

We have a substantial amount of indebtedness. As a result, a significant portion of our cash flow will be required to pay interest and principal on our indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowing capacity available, to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs. As of December 31, 2013, we have $735 million in outstanding indebtedness.

Servicing our indebtedness and satisfying our other obligations will require a significant amount of cash. Our cash flow from operating activities and other sources may not be sufficient to fund our liquidity needs. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the Notes.

A substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including by curtailing our exploration and drilling programs, selling assets, reducing our capital expenditures, refinancing all or a portion of our existing debt or obtaining additional financing. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of future debt agreements may, and our revolving credit facility and the indenture governing the Notes do, restrict us from implementing some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate these dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any dispositions may not be adequate to meet our debt service obligations then due.

If we are unable to comply with the restrictions and covenants in the agreements governing the Notes and other debt, there could be a default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed and would impact our ability to make principal and interest payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under our revolving credit facility that is not waived by the required lenders, and the remedies sought by the holders of any such indebtedness, could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Notes or our revolving credit facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our revolving credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our revolving credit facility to avoid being in default. If we breach our covenants under our revolving credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our revolving credit facility, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

Notwithstanding our current indebtedness levels and restrictive covenants, we may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

We may be able to incur additional debt in the future. In addition, although the indenture governing the Notes contains restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In particular, we may borrow under the revolving credit facility. Also, we expect to be able to issue additional Notes under the indenture in some circumstances. In addition, if we are able to designate some of our restricted subsidiaries under the indenture as unrestricted subsidiaries, including in connection with the formation of master limited partnerships, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions that may increase our indebtedness. Also, under the indenture, we will be able to make restricted payments in certain circumstances. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that we and our subsidiaries now face.

Although the Notes are referred to as “Senior” Notes, rights to receive payments on the Notes is effectively subordinated to the rights of our and our restricted subsidiaries’ existing and future secured creditors.

The revolving credit facility lenders will have claims that are prior to your claims as holders of the Notes to the extent of the value of the assets securing the revolving credit facility. The revolving credit facility is secured by liens on substantially all of our assets and the assets of our restricted subsidiaries. The Notes will be effectively subordinated to any secured indebtedness incurred under the revolving credit facility. In the event of any distribution or payment of our or any guarantor’s assets in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our or our restricted subsidiaries’ assets that constitute their collateral. Holders of Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as such Notes, and potentially with all of our or any restricted subsidiary’s other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Notes. As a result, holders of Notes may receive less, ratably, than holders of secured indebtedness.

The Senior Notes will be subordinated to all indebtedness of those of our existing or future subsidiaries that are not, or do not become, guarantors of the Notes.

Although all of our current subsidiaries are guarantors of the Notes, if any future subsidiaries do not become guarantors of the Notes, they will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. The Notes will be structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that, in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any subsidiary that is not a guarantor, all of the subsidiary’s creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of the subsidiary’s assets before we would be entitled to any payment. In addition, the indenture governing the Notes will, subject to some limitations, permit non-guarantor subsidiaries to incur additional indebtedness and will not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by these subsidiaries.

We may not be able to repurchase the Senior Notes upon a change of control as required by the indenture governing the Notes.

Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all Notes have been previously called for redemption. The holders of other debt securities that we may issue in the future, which rank equally in right of payment with the Notes, may also have this right. Our failure to purchase tendered Notes would constitute an event of default under the indenture governing the Notes, which in turn, would constitute an event of default under our revolving credit facility. In addition, the occurrence of a change of control (as defined under the revolving credit facility) in itself would constitute an event of default under our revolving credit facility.

Therefore, it is possible that we may not have sufficient funds at the time of the change of control to make the required repurchase of Notes. Moreover, our revolving credit facility restricts, and any future indebtedness we incur may restrict, our ability to repurchase the Notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase Notes unless we first repay all indebtedness outstanding under our revolving credit facility and any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the Notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding Notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.

Following a sale of “substantially all” of our assets, we may not be able to determine if a change of control that would give rise to a right to have the Notes repurchased has occurred.

The definition of change of control in the Indenture includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise, established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of Notes to require us to repurchase its Notes as a result of a sale of less than all our assets to another person may be uncertain.

U.S. federal and state fraudulent transfer laws may permit a court to void, subordinate or limit the Senior Notes, and the guarantees, and, if that occurs, you may not receive any payments on the Notes or may be required to return payments received on the Notes.

U.S. federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the Notes and the incurrence of the guarantees of the Notes. Under U.S. federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the Notes or the guarantees thereof (or the grant of collateral securing any such obligations) could be voided, subordinated or limited as a fraudulent transfer or conveyance if we or any of the guarantors, as applicable, (i) issued the Notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors, or (ii) received less than reasonably equivalent value or fair consideration in return for either issuing the Notes or incurring the guarantees and, in the case of (ii) only, one of the following is also true at the time thereof:

•	we or any of our restricted subsidiaries, as applicable, were insolvent or rendered insolvent by reason of the issuance of the Notes or the incurrence of the guarantees;

•	the issuance of the Notes or the incurrence of the guarantees left us or any of our restricted subsidiaries, as applicable, with an unreasonably small amount of capital or assets to carry on its business;

•	we or any of our restricted subsidiaries intended to, or believed that we or such restricted subsidiary would, incur debts beyond our or such restricted subsidiary’s ability to pay as they mature; or

•	we or any of our restricted subsidiaries were a defendant in an action for money damages, or had a judgment for money damages docketed against us or such restricted subsidiary if, in either case, after final judgment, the judgment is unsatisfied.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is secured or satisfied. A court would likely find that a subsidiary guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent such guarantor did not obtain a reasonably equivalent tangible benefit directly or indirectly from the issuance of the Notes.

We cannot be certain as to the standards a court would use to determine whether or not we or our restricted subsidiaries were insolvent at the relevant time or, regardless of the standard that a court uses, whether the Notes or the guarantees would be subordinated to our or any of our restricted subsidiaries’ other debt. In general, however, a court would deem an entity insolvent if:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

If a court were to find that the issuance of the Notes, the incurrence of a guarantee or the grant of security was a fraudulent transfer or conveyance, the court could void the payment obligations under the Notes or such guarantee or void the grant of collateral or subordinate or limit the Notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the Notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, you may not receive any repayment on the Notes or guarantees. Further, the avoidance of the Notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.

Each guarantee will contain a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the guarantees from being avoided under applicable fraudulent transfer laws or may reduce the guarantor’s obligation to an amount that effectively makes the guarantee worthless.

Finally, as a court of equity, a bankruptcy court may subordinate the claims in respect of the Notes to other claims against us under the principle of equitable subordination, if the court determines that: (i) the holder of Notes engaged in some type of inequitable conduct, (ii) such inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holder of Notes and (iii) equitable subordination is not inconsistent with the provisions of the bankruptcy code.

A financial failure by us or our subsidiaries may result in the assets of any or all of those entities becoming subject to the claims of all creditors of those entities.

A financial failure by us or our subsidiaries could affect payment of the Notes if a bankruptcy court were to substantively consolidate us and our subsidiaries. If a bankruptcy court substantively consolidated us and our subsidiaries, the assets of each entity would become subject to the claims of creditors of all entities. This would expose holders of Notes not only to the usual impairments arising from bankruptcy, but also to potential dilution of the amount ultimately recoverable because of the larger creditor base. Furthermore, forced restructuring of the Notes could occur through the “cramdown” provisions of the bankruptcy code. Under these provisions, the Notes could be restructured over your objections as to their general terms, primarily interest rate and maturity.

Any acquisitions we complete are subject to substantial risks that could negatively affect our financial condition and results of operations.

Even if we do make acquisitions that we believe will enhance our growth, financial condition or results of operations, any acquisition involves potential risks including, among other things:

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

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.

Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

•	landing our wellbore in the desired drilling zone;

•	staying in the desired drilling zone while drilling horizontally through the formation;

•	running our casing the entire length of the wellbore; and

•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•	the ability to fracture stimulate the planned number of stages;

•	the ability to run tools the entire length of the wellbore during completion operations; and

•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

Our identified drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.

Our management team has specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertain factors, we do not know if the numerous drilling locations we have identified will ever be drilled or if we will be able to produce gas or oil from these or any other drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the drilling locations are obtained, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified.

The development of our estimated PUDs may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUDs may not be ultimately developed or produced.

As of December 31, 2013, 21% of our total estimated proved reserves were classified as proved undeveloped. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write down our PUDs if we do not drill those wells within five years after their respective dates of booking.

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

Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to regulation by oil and gas producing states and the Navajo Nation regarding conservation practices, protection of correlative rights and other concerns. These regulations affect our operations and could limit the quantity of oil and gas we may produce and sell. A risk inherent in our CO2 flood project is the need to obtain permits from federal, state, local and Navajo Nation tribal authorities. Delays or failures in obtaining regulatory approvals or permits or the receipt of an approval or permit with unreasonable conditions or costs could have a material adverse effect on our ability to exploit our properties. Additionally, the oil and gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Proposed GHG reporting rules and proposed GHG cap-and-trade legislation are two examples of proposed changes in the regulatory climate that would affect us. Furthermore, we may be placed at a competitive disadvantage to larger companies in the industry, which can spread these additional costs over a greater number of wells and larger operating staff. Please read “Business and Properties — Environmental, Health and Safety Matters and Regulation” and “Business and Properties — Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect us.

In addition, President Obama’s budget and other legislative proposals would terminate various tax incentives currently available to companies engaged in oil and gas development and production. These changes include (i) the elimination of the current deduction for intangible drilling and development costs and for qualified tertiary injectant expenses, (ii) the repeal of the percentage depletion allowance for oil and gas wells, (iii) the elimination of the domestic manufacturing deduction, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. The passage of this legislation or any similar changes in U.S. federal income tax laws could increase the cost of exploration and development of oil and gas resources. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

Proposed federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is a common process in our industry of creating artificial cracks, or fractures, in deep underground rock formations through the pressurized injection of water, sand and other additives to enable fluids (including oil and gas) to move more easily through the rock to a production well. This process often is necessary to produce commercial quantities of oil and gas from many reservoirs, especially shale rock formations. We routinely utilize hydraulic fracturing techniques in many of our reservoirs. Current regulation of hydraulic fracturing primarily is conducted at the state level through permitting and other compliance requirements. The U.S. Congress currently is considering legislation that would amend the SDWA to eliminate an existing exemption from federal regulation of hydraulic fracturing activities and require the disclosure of chemical additives used by the oil and gas industry in the hydraulic fracturing process. If adopted, the proposed amendment to the SDWA could result in additional regulations and permitting requirements at the federal level. In addition, various states and localities are also studying or considering various additional regulatory measures related to hydraulic fracturing. Additional regulations and permitting requirements could lead to significant operational delays and increased operating costs, and make it more difficult to perform hydraulic fracturing.

If we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules, our ability to produce oil and gas commercially and in commercial quantities could be impaired.

We use a substantial amount of water in our drilling operations. Our inability to locate sufficient amounts of water, or treat and dispose of water after drilling, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and other regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. Furthermore, future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance.

Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities of our proved reserves.

Our estimate of proved reserves at December 31, 2013, is based on the quantities of oil and gas that engineering and geological analyses demonstrate with reasonable certainty to be recoverable from established reservoirs in the future under current operating and economic parameters. NSAI audited the reserve and economic evaluations of all properties that were prepared by us on a well-by-well basis. Oil and gas reserve engineering is not exact; it relies on subjective interpretations of data that may be inaccurate or incomplete and requires predictions and assumptions of future reservoir behavior and economic conditions. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:

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

Additionally, the SEC requires oil and gas companies, in filings made with the SEC, to disclose proved reserves, which are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and governmental regulations. The SEC permits the optional disclosure of probable and possible reserves. From time to time, we may elect to disclose “probable” reserves and “possible” reserves, excluding their valuation, in our SEC filings, press releases and investor presentations. The SEC defines “probable” reserves as “those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.” The SEC defines “possible” reserves as “those additional reserves that are less certain to be recovered than probable reserves.” The Company applied these definitions when estimating probable and possible reserves. Statements of reserves are only estimates and may not correspond to the ultimate quantities of oil and gas recovered. Any reserve estimates or potential resources provided in our public filings, press releases and investor presentations that are not specifically designated as being estimates of proved reserves may include estimated reserves not necessarily calculated in accordance with, or contemplated by, the SEC’s reserves reporting guidelines.

The SEC’s rules prohibit us from including resource estimates in our public filings with the SEC. Our potential resource estimations include estimates of hydrocarbon quantities for (i) new areas for which we do not have sufficient information to date to classify as proved, probable or even possible reserves, (ii) other areas to take into account the low level of certainty of recovery of the resources and (iii) uneconomic proved, probable or possible reserves. Potential resource estimates do not take into account the certainty of resource recovery and are therefore not indicative of the expected future recovery and should not be relied upon for such purpose. Potential resource estimates might never be recovered and are contingent on exploration success, technical improvements in drilling access, commerciality and other factors. In our press releases and investor presentations, we sometimes include estimates of quantities of oil and gas using certain terms, such as “resource,” “resource potential,” “EUR,” “oil in place,” or other descriptions of volumes of reserves, which terms include quantities of oil and gas that may not meet the SEC definition of proved, probable and possible reserves. These estimates are by their nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being recovered by Resolute. The Company believes its potential resource estimates are reasonable, but such estimates have not been reviewed by independent engineers. Furthermore, estimates of potential resources may change significantly as development provides additional data, and actual quantities that are ultimately recovered may differ substantially from prior estimates.

Finally, 24 hour peak IP rates and 30 day peak IP rates for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history and not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose.

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

Approximately 59% of our 2013 oil and gas revenues and total proved reserves at December 31, 2013, are located in our Aneth Field Properties in the southeast Utah portion of the Paradox Basin in the Four Corners area of the southwestern United States. Essentially all of the remainder of our sales of oil and gas and total proved reserves are attributable to the Wyoming and Permian properties. As a result of our lack of diversification in asset type and location, any delays or interruptions of production from these wells caused by such factors as governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of oil produced from the wells in these fields, price fluctuations, natural disasters or shutdowns of the pipelines connecting our Aneth Field production to refineries would have a significantly greater impact on our results of operations than if we possessed more diverse assets and locations.

Lack of geographic diversification also affects the prices to be received for our oil and gas production from our properties, since prices are determined to a significant extent by factors affecting the local or regional supply of and demand for oil and gas, including the adequacy of the pipeline and processing infrastructure in the region to transport or process our production and that of other producers. Those factors result in basis differentials between the published indices generally used to establish the price received for regional oil and gas production and the actual (frequently lower) price we may receive for our production.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended.

As of December 31, 2013, we had approximately 11,500 net acres in the Permian Basin, and 66,200 net acres in the Big Horn Basin that are not currently held by production. Unless production in paying quantities is established on units containing these leases during their primary terms or we obtain extensions of the leases, these leases will expire. If our leases expire, we will lose our right to develop the related properties.

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

To achieve more predictable cash flow and to reduce our exposure to adverse changes in the price of oil and gas, we have entered into, and plan to enter into in the future, derivative arrangements covering a significant portion of our oil and gas production. These derivative arrangements could result in both realized and mark-to-market derivative losses. Our derivative instruments are subject to mark-to-market accounting treatment, and the change in fair market value of the instrument is reported in our consolidated statements of income each quarter, which have resulted in, and will in the future likely result in, significant mark-to-market net gains or losses. We expect to continue to use derivative arrangements to reduce commodity price risk with respect to our estimated production from producing properties. Please read – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Our Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

Our actual future production during a period may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, it will have more unhedged production and therefore greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, whether due to issues with our sales to Western, natural declines in production and the failure to develop new reserves, the efficacy of our CO2 project or other factors, we might be forced to satisfy all or a portion of our derivative transactions in cash without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

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

We have an interest in the Aneth Gas Processing Plant, which is currently being decommissioned. Under our purchase agreement with Chevron, Chevron is responsible for indemnifying us against the decommissioning and clean-up or remediation costs allocable to the 39% interest we purchased from it. Under our purchase agreement with ExxonMobil, however, we are responsible for the decommissioning and clean-up or remediation cost allocable to the interests we purchased from ExxonMobil, which is 25% of the total cost of the project. If Chevron fails to pay its share of the decommissioning costs in accordance with the purchase agreement, we could be held responsible for 64% of the total costs to decommission and remediate the Aneth Gas Processing Plant. Chevron is managing the decommissioning process and, based on our current estimate, the total cost of the decommissioning is $26.3 million. $25.5 million has already been incurred and paid for as of December 31, 2013. This estimate does not include any costs for any possible subsurface clean-up or remediation of the site, which may be significant.

The Aneth Gas Processing Plant site was previously evaluated by the U.S. EPA for possible listing on the National Priorities List (“NPL”) of sites contaminated with hazardous substances with the highest priority for clean-up under CERCLA. Based on its investigation, the EPA concluded no further investigation was warranted and that the site was not required to be listed on the NPL. The Navajo Nation Environmental Protection Agency now has primary jurisdiction over the Aneth Gas Processing Plant site, however, and we cannot predict whether it will require further investigation and possible clean-up, and the ultimate cleanup liability may be affected by the recent enactment by the Navajo Nation of the Navajo CERCLA. In some matters, the Navajo CERCLA imposes broader obligations and liabilities than the federal CERCLA. We have been advised by Chevron that a significant portion of the subsurface clean-up or remediation costs, if any, would be covered by an indemnity from the prior owner of the plant, and Chevron has provided us with a copy of the pertinent purchase agreement that appears to support Chevron’s position. We cannot predict whether any subsurface remediation will be required or what the costs of the subsurface clean-up or remediation could be. Additionally, we cannot be certain whether any of such costs will be reimbursable to us pursuant to the indemnity of the prior owner. To the extent any such costs are incurred and not reimbursed pursuant to the indemnity from the prior owner, we would be liable for 25% of such costs as a result of our acquisition of the ExxonMobil Properties. Please read “Business and Properties — Aneth Gas Processing Plant” for additional information about this liability.

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

Certain studies have suggested that emissions of GHG, including CO2 and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress has considered, and in the future may consider, legislation to reduce emissions of GHG. In addition, several states have already taken legal measures to reduce emissions of GHG. As a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts v. EPA, the EPA also may be required to regulate GHG emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of GHG. Other nations already have agreed to regulate emissions of GHG, pursuant to the United Nations Framework Convention on Climate Change, and the subsequent “Kyoto Protocol,” an international treaty pursuant to which participating countries (not including the United States) agreed to reduce their emissions of GHG to below 1990 levels by 2012. A successor treaty to the Kyoto Protocol has not been developed to date. Passage of state or federal climate control legislation or other regulatory initiatives or the adoption of regulations by the EPA and state agencies that restrict emissions of GHG in areas in which we conduct business could have an adverse effect on our operations and demand for oil and gas.

Recently approved final rules regulating air emissions from gas processing operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the EPA issued final rules that established new air emission controls for oil and gas production and gas processing operations. These rules were published in the Federal Register on August 16, 2012. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and VOC and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and gas production and processing activities. The final rule includes a 95% reduction in VOC emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. These rules could require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

As of December 31, 2013, 52 of our field level employees were represented by the USW, and covered by a collective bargaining agreement. Although we believe that our relations with our employees are generally satisfactory, if we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. In addition, work stoppages have occurred in the past as a result of protests by local tribal members. Work stoppages at the facilities of our customers or suppliers may also negatively affect our business. If any of our customers experience a material work stoppage, the customer may halt or limit the purchase of our products. Moreover, if any of our suppliers experience a work stoppage, our operations could be adversely affected if an alternative source of supply is not readily available. Any of these events could be disruptive to our operations and could adversely affect our business, financial position, results of operations, or cash flows.

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

Conservation measures and technological advances could reduce demand for oil and gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. The impact of the changing demand for oil and gas may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and gas operations in certain of our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.

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

Over the past several years, the stock prices of companies on the U.S. securities markets have been volatile, increasing or decreasing not in response to the company financial or operating results, but the general economic trends or events. In addition, stock prices of companies in the oil and gas industry in which we operate are significantly affected by commodity prices for oil and gas. In particular, our stock price was very volatile during 2013, trading between $11.56 and $7.41. All of these factors are beyond our control, and could have drastic impacts occurring within short periods of time. These factors could cause a decrease in the stock price following purchase, and a purchaser of our stock may not be able to sell their common stock for a price exceeding the purchase price

Offers or availability for resale of a substantial number of shares of our common stock or exercise of outstanding Warrants would result in dilution to our stockholders and might have an adverse effect on the market price of our common stock.

If our warrant holders exercise outstanding warrants and sell substantial amounts of our common stock in the public market, or if our stockholders resell substantial amounts of our common stock pursuant to a registration statement or Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), such resales could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could exert downward pressure on our stock price and make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. At December 31, 2013, we had outstanding warrants to purchase 33.0 million shares of common stock at an exercise price of $13.00 per share, representing approximately 30% of our outstanding common stock at such date. Exercise of these warrants would result in dilution to our stockholders, which could cause the market price of our common stock to decline. In addition, the resale of shares under our existing resale registration statement or pursuant to the exercise of existing registration rights could further adversely affect the market price of our common stock or impact our ability to raise additional equity capital. At February 28, 2014, an aggregate of 33 million warrants are exercisable at an exercise price of $13.00 per share. Outstanding warrants at such date represented approximately 30% of our total capitalization, assuming full exercise of the warrants. We are unable to predict the amount or timing of future exercises.

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

Price Range of Common Stock and Number of Holders

Our common stock is listed on the New York Stock Exchange under the symbol “REN”. The following table sets forth the high and the low sale prices per share of our common stock for the twelve months ended December 31, 2013 and 2012. The closing price of the common stock on February 28, 2014 was $9.32.

	2013		2012
Period	High	Low	High	Low
1st Quarter	$11.56	$8.21	$12.12	$9.74
2nd Quarter	$11.54	$7.41	$11.62	$8.09
3rd Quarter	$9.10	$7.70	$10.00	$8.12
4th Quarter	$10.97	$8.06	$9.08	$7.75

As of February 28, 2014, there were approximately 259 record holders of our common stock.

Our warrants are listed on the New York Stock Exchange under the symbol “RENWS”. The following table sets forth the high and the low sale prices per share of our warrants for the twelve months ended December 31, 2013 and 2012. The closing price of the warrants on February 28, 2014 was $0.15.

	2013		2012
Period	High	Low	High	Low
1st Quarter	$1.20	$0.39	$1.84	$0.95
2nd Quarter	$1.22	$0.35	$1.54	$0.44
3rd Quarter	$0.51	$0.20	$1.06	$0.51
4th Quarter	$0.74	$0.17	$0.82	$0.40

Issuer Purchases of Equity Securities

In connection with the vesting of company restricted common stock under the 2009 Long Term Performance Incentive Plan (“Incentive Plan”), we retain shares of common stock at the election of the recipients of such awards in satisfaction of withholding tax obligations. These shares are retired by the Company.

2013	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan(2)
April	1,395	$11.32	—	—
May	2,847	$8.77	—	—
July	752	$8.05	—	—
August	17,742	$8.85	—	—
October	916	$8.48	—	—
November	1,216	$9.22	—	—
December	147,210	$9.03	—	—

1)	All shares purchased in 2013 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common shares under the terms of the Incentive Plan.
2)	As of December 31, 2013, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (2,790,458 common shares) and the shares yet to be granted under the Incentive Plan (4,480,169 common shares).

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

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in Resolute common stock from September 28, 2009, the date the common stock began trading on the New York Stock Exchange, through December 31, 2013, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the S&P 500 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG RESOLUTE ENERGY CORPORATION, THE RUSSELL 2000 INDEX

AND THE S&P 500 ENERGY INDEX

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The consolidated balance sheet and income statement information are derived from our audited financial statements. On September 25, 2009, Hicks Acquisition Company I, Inc. (“HACI”), consummated a business combination under the terms of a Purchase and IPO Reorganization Agreement with us and Resolute Holdings Sub, LLC, whereby, through a series of transactions, HACI’s stockholders collectively acquired a majority of our outstanding shares of common stock. Immediately prior to the consummation of such merger transaction, we owned, directly or indirectly, 100% of the equity interests of Resolute Natural Resources Company, LLC, WYNR, LLC, BWNR, LLC, RNRC Holdings, Inc., and Resolute Wyoming, Inc. (formerly known as Primary Natural Resources, Inc.), and owned a 99.996% equity interest in Resolute Aneth, LLC. We collectively refer to Resolute and each of the subsidiaries set forth above as “Predecessor Resolute.” The entities composing Predecessor Resolute prior to the merger transaction with HACI were wholly owned by Resolute Holdings Sub, LLC (except for Resolute Aneth, LLC, which was owned 99.996% by Resolute Holdings Sub, LLC), which in turn is a wholly owned subsidiary of Resolute Holdings, LLC. Effective December 31, 2010, Resolute Aneth, LLC became our wholly-owned subsidiary.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operation Data:
Revenue	$349,779	$258,268	$226,908	$173,395	$42,416
Operating expenses	483,647	218,084	169,473	142,225	57,361
Income (loss) from operations	(133,868)	40,184	57,435	31,170	(14,945)
Other income (expense)	(44,617)	(10,327)	(9,080)	(22,597)	(50,185)
Income (loss) before income taxes	(178,485)	29,857	48,355	8,573	(65,130)
Income tax benefit (expense)	64,679	(11,881)	(17,870)	(2,388)	19,887
Net income (loss)	(113,806)	17,976	30,485	6,185	(45,243)
Earnings (loss) per share:
Common stock, subject to redemption	$—	$—	$—	$—	$(0.16)
Common stock, basic	$(1.67)	$0.30	$0.53	$0.12	$(0.93)
Common stock, diluted	$(1.67)	$0.30	$0.47	$0.12	$(0.93)
Weighted average shares outstanding:
Common stock, subject to redemption	—	—	—	—	12,114
Common stock, basic	68,260	59,424	57,612	49,900	46,394
Common stock, diluted	68,260	59,452	65,029	50,475	46,394
Selected Cash Flow Data:
Net cash provided by (used in) operating activities	$133,328	$76,771	$101,087	$58,495	$(12,164)
Net cash provided by (used in) investing activities	(405,518)	(447,447)	(217,006)	(69,123)	209,987
Net cash provided by (used in) financing activities	271,275	370,475	115,210	12,017	(198,197)

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Total assets	$1,468,809	$1,364,130	$947,560	$760,523	$693,440
Long term debt	736,671	563,865	170,000	127,900	109,575
Total liabilities	935,257	831,946	431,735	356,657	299,903
Stockholders’ equity	533,552	532,184	515,825	403,866	393,537

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2013, we estimated net proved reserves were approximately 59.4 MMBoe, of which approximately 57% were proved developed producing reserves and approximately 80% were oil. The standardized measure of our estimated net proved reserves as of December 31, 2013 was $893 million. We focus our efforts on increasing reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flow from existing operations are dependent on a variety of factors including commodity prices, exploitation and recovery activities and our ability to manage our overall cost structure at a level that allows for profitable operation.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our operating performance, including but not limited to, production levels, pricing and cost trends, reserve trends, operating and general and administrative expenses, operating cash flow and Adjusted EBITDA (defined below).

Production Levels, Trends and Prices. Oil and gas revenue is the result of our production multiplied by the price that we receive for that production. Because the price that we receive is highly dependent on many factors outside of our control, except to the extent that we have entered into derivative arrangements that can influence our net price either positively or negatively, production is the primary revenue driver over which we have some influence. Although we cannot greatly alter reservoir performance, we can aggressively implement exploitation activities that can increase production or diminish production declines relative to what would have been the case without intervention. Examples of activities that can positively influence production include minimizing production downtime due to equipment malfunction, well workovers and cleanouts, recompletions of existing wells in new parts of the reservoir and expanded secondary and tertiary recovery programs.

The price of oil has been extremely volatile, and we expect that volatility to continue. Given the inherent volatility of oil prices, we plan our activities and budget based on sales price assumptions that we believe to be reasonable. We use derivative contracts to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and currently have such contracts in place through 2015. These instruments limit our exposure to declines in prices, but also limit our ability to receive the benefit of price increases. Changes in the price of oil or gas will result in the recognition of a non-cash gain or loss recorded in other income or expense due to changes in the future fair value of the derivative contracts. Recognized gains or losses only arise from payments made or received on monthly settlements of derivative contracts or if a derivative contract is terminated prior to its expiration. We typically enter into derivative contracts that cover a significant portion of our estimated future oil and gas production.

Reserve Trends. From inception, we have grown our reserve base through a focused acquisition strategy. We acquired the majority of our Aneth Field Properties through two significant purchases from Chevron and ExxonMobil in November 2004 and April 2006, respectively. We acquired our Wyoming Properties in July 2008, our Permian Properties in 2011 and 2012 and Denbury’s interest in the Aneth Field Properties in 2012. We plan to continue to seek opportunities to acquire similar producing properties that have upside potential through low-risk development drilling and exploitation projects, and believe that our knowledge of various domestic onshore operating areas, strong management and staff and solid industry relationships will allow us to locate, capitalize on and integrate strategic acquisition opportunities.

At December 31, 2013, we have estimated net proved reserves of approximately 25.7 MMBoe that were classified as proved developed non-producing and proved undeveloped, as compared to 45.0 MMBoe at December 31, 2012. An estimated 11.8 MMBoe, or 46%, of those reserves at year-end 2013 are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods that are in operation on the Aneth Field Properties. Decreases in proved reserves associated with revisions of previous estimates resulted from management’s decision to allocate more of its 2014 capital expenditures towards exploitation drilling of higher expected rates-of-return horizontal wells in the Permian Basin and less capital towards development projects in Aneth Field. Deferral of these project to 2015 and beyond reduced proved undeveloped reserves by approximately 25 MMBoe, as these projects are no longer expected to be converted to developed reserves within five years after their initial recognition as proved reserves as required under SEC rules, offset by approximately 3 MMBoe converted to proved developed during 2013. The deferred projects (the remaining portion of Aneth Unit Phase 4 CO2 injection, approximately 8 MMBoe; the remaining portion of McElmo Unit DCIIC CO2 injection, approximately 8 MMBoe; and Aneth Field membrane plant, approximately 7 MMBoe) will be again eligible for classification as proved undeveloped reserves, at such time as management adopts a definitive plan to complete the projects. We believe that the expenditures associated with the CO2 floods will result in significant increases in Aneth Field oil and gas production.

Operating Expenses. Operating expenses consist of costs associated with the operation of oil and gas properties and production and ad valorem taxes. Direct labor, repair and maintenance, workovers, utilities, rental equipment, fluids and chemicals and contract services comprise the most significant portion of lease operating expenses. We monitor our operating expenses in relation to production amounts and the number of wells operated. Some of these expenses are relatively independent of the volume of hydrocarbons produced, but may fluctuate depending on the activities performed during a specific period. Other expenses, such as taxes and utility costs, are more directly related to production volumes or reserves. Severance taxes, for example, are charged based on production revenue and therefore are based on the product of the volumes that are sold and the related price received. Ad valorem taxes are generally based on the value of reserves. Because we operate on the Navajo Reservation, we also pay a possessory interest tax, which is effectively an ad valorem tax assessed by the Navajo Nation. Our largest utility expense is for electricity that is used primarily to power the pumps in producing wells and the compressors behind the injection wells. The more fluid that is moved, the greater the amount of electricity that is consumed. Higher oil prices can lead to higher demand for drilling rigs, workover rigs, operating personnel and field supplies and services, which in turn can increase the costs of those goods and services.

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

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with principles generally accepted in the United States (“GAAP”) as measures of operating performance, liquidity or ability to service debt obligations. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate gross margins. Because we use capital assets, depletion, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA, when evaluating our financial performance and liquidity. Adjusted EBITDA excludes some, but not all, items that affect net income, operating income and net cash provided by operating activities and these measures may vary among companies. Our Adjusted EBITDA may not be comparable to Adjusted EBITDA of any other company because other entities may not calculate Adjusted EBITDA in the same manner.

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

2014 Guidance

The following table summarizes our current financial and operational estimates for 2014.

Range
Projected total production (MBoe)	4,525 – 4,890
Boe per day	12,400 – 13,400
Projected costs
Lease operating expense ($ million)(1)	$98 – $113
General and administrative ($ million)(1)	$25 – $30
Production and related taxes (% of production revenue)	12.0% – 12.5%
Depletion, depreciation and amortization ($ per Boe)	$29.00 – $31.00
Projected capital expenditures ($ million)	$136 – $153
Aneth Field (excluding CO2)	$18 – $20
Aneth Field CO2	$16 – $18
Permian Properties	$70 – $77
Wyoming Properties	$12 – $14
Leasing and other	$20 – $24

(1)	Excludes non-cash items.

2014 Capital Expenditures. As described in the above-table, Resolute expects to invest between $136 million and $153 million in 2014 for its base development activities, including drilling and completions, facilities construction and upgrades, leasing and other corporate capital. As previously noted, management has determined to allocate more of its 2014 capital expenditures towards exploration drilling of higher expected rates-of-return horizontal wells in the Permian Basin and less capital towards development projects in Aneth Field. The Company intends to fund 2014 capital expenditures substantially from internally generated cash flow. While management is actively evaluating financial options that would allow the Company to accelerate its high value horizontal drilling activities in its Permian and Wyoming Properties, the 2014 base plan will hold debt to current levels while still allowing the Company to continue with its horizontal drilling at a moderate pace.

Resolute will evaluate its capital expenditures in relation to its cash flow and may adjust its activity and capital spending levels based on changes in commodity prices, the cost of goods and services, production results and other considerations.

Please read “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk and Derivative Arrangements” which summarizes our derivative positions for 2014.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the twelve months ended December 31, 2013, in comparison to results for the twelve months ended December 31, 2012 and 2011.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a Boe basis for 2013, 2012 and 2011.

	Twelve Months Ended December 31,
	2013	2012	2011
	(in thousands, except where indicated)
Net Sales:
Total sales (MBoe)	4,467	3,409	2,924
Average daily sales (Boe/d)	12,239	9,313	8,012
Revenue:
Revenue from oil and gas activities	$349,779	$258,268	$226,908
Operating Expenses:
Lease operating	$103,276	$79,922	$59,516
Production and ad valorem taxes	40,402	35,716	31,379
General and administrative	35,625	24,032	20,914
General and administrative (excluding non-cash compensation expense)	21,651	15,297	13,489
Depletion, depreciation, amortization and accretion	116,344	78,414	57,664
Impairment of proved oil and gas properties	188,000	—	—
Other Income (Expense):
Interest expense	$(29,302)	$(15,523)	$(3,844)
Commodity derivative instruments gain (loss)	(15,336)	5,176	(5,321)
Income tax benefit (expense)	64,679	(11,881)	(17,870)
Average Sales Prices ($/Boe):
Average sales price (excluding commodity derivative settlements)	$78.30	$75.77	$77.60
Operating Expenses ($/Boe):
Lease operating	$23.12	$23.45	$20.35
Production and ad valorem taxes	9.04	10.48	10.73
General and administrative	7.97	7.05	7.15
General and administrative (excluding non-cash compensation expense)	4.85	4.49	4.61
Depletion, depreciation, amortization and accretion	26.04	23.00	19.72

Year Ended December 31, 2013, Compared to the Year Ended December 31, 2012

Revenue. Revenue from oil and gas activities increased to $349.8 million during 2013, from $258.3 million during 2012. The $91.5 million increase in revenue was attributable to $80.2 million in increased production and $11.3 million in commodity price increases ($75.77 per Boe in 2012 versus $78.30 per Boe in 2013). Sales volumes in 2013 increased 31% as compared to 2012, from 3,409 MBoe to 4,467 MBoe, primarily due to wells associated with the Permian Acquisitions and drilling activities during 2013.

Operating Expenses. Lease operating expenses increased to $103.3 million during 2013, from $79.9 million during 2012. The $23.4 million, or 29%, increase was due to additional operating expenses associated with the Permian Acquisitions and increased operational activity in the Permian Basin, offset by decreased lease operating expenses related to our Wyoming Properties and properties divested in North Dakota. On a unit of production basis, lease operating expense decreased 1% from $23.45 per Boe in 2012 to $23.12 per Boe in 2013.

Production and ad valorem taxes increased by 13% to $40.4 million during 2013, versus $35.7 million during 2012, mainly due to the increase in production during 2013. Production and ad valorem taxes were 12% of total revenue in 2013 and 14% in 2012.

General and administrative expenses increased to $35.6 million during 2013, as compared to $24.0 million during 2012. The $11.6 million, or 48%, increase resulted from increases in salaries and burdens associated with expanded operations, share-based compensation expense, corporate overhead and professional services fees, offset by increased overhead billings and capitalized expense. Cash-based general and administrative expense was $21.7 million, or $4.85 per Boe in 2013, compared to $15.3 million, or $4.49 per Boe in 2012. Share-based compensation expense represented $14.0 million, or $3.13 per Boe, during 2013 and $8.7 million, or $2.56 per Boe, during 2012.

Depletion, depreciation, amortization and accretion expenses increased to $116.3 million during 2013, as compared to $78.4 million during 2012. The $37.9 million, or 48%, increase is principally driven by a higher depletion rate due to a year-over-year decrease in proved reserves, a higher depletable base, higher finding costs and the 31% increase in production during 2013.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a $188 million non-cash impairment of the carrying value of our proved oil and gas properties at December 31, 2013 as a result of the ceiling test limitation. No provision for impairment was recorded in 2012.

Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2013, the loss on oil and gas commodity derivatives was $15.3 million. This amount included $35.8 million of derivative settlements, including $10.7 million paid to restructure or terminate certain derivative contracts, offset by $20.5 million of mark-to-market gains on oil and gas derivatives. During 2012, the gain on oil and gas commodity derivatives totaled $5.2 million, including $22.9 million of derivative settlements, of which $3.4 million was related to partial terminations of certain derivative contracts, offset by $28.1 million of mark-to-market gains.

Interest expense was $29.3 million during 2013 as compared to $15.5 million during 2012. The $13.8 million, or 89%, increase is attributable to a partial year of interest expense related to the Senior Notes issuances in 2012 versus a full year of interest expense in 2013 and a higher average debt balance during 2013. The components of our interest expense are as follows (in thousands).

	Year Ended December 31,
	2013	2012
8.50% Senior notes	$34,000	$15,264
Credit facility	8,671	3,220
Amortization of deferred financing costs and senior notes premium	2,481	1,691
Other	13	(1)
Capitalized interest	(15,863)	(4,651)

Total interest expense	$29,302	$15,523

Income Tax Benefit (Expense). Income tax benefit recognized during 2013 was $64.7 million, or 36% of loss before income taxes, as compared to income tax expense of $11.9 million, or 40% of income before income taxes in 2012. The decrease in the effective tax rate over 2012 is the result of the weighted change in tax jurisdictions in which we currently operate combined with permanent differences related to share-based compensation. Income tax expense differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% due to state income taxes and estimated permanent differences. We carried an $8.3 million current deferred tax asset at December 31, 2013, for which no valuation allowance was recorded as it is more likely than not that the asset will be realized due to projected future taxable income.

Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011

Revenue. Revenue from oil and gas activities increased to $258.3 million during 2012, from $226.9 million during 2011. The $31.4 million increase in revenue was attributable to $37.6 million in increased production, offset by $6.2 million in commodity price decreases ($77.60 per Boe in 2011 versus $75.77 per Boe in 2012). Sales volumes in 2012 increased 17% as compared to 2011, from 2,924 MBoe to 3,409 MBoe, primarily as a result of increased production from the Bakken and Permian Properties due to a higher number of producing wells compared to 2011 and additional production in Aneth Field resulting from increased CO2 flood response, workover activity and purchase of additional revenue interests from Denbury.

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

Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2012, the gain on our oil and gas commodity derivatives totaled $5.2 million. This amount included $22.9 million of derivative settlements, including $3.4 million of partial terminations of certain derivative contracts, offset by $28.1 million of mark-to-market gains. During 2011, the loss on oil and gas commodity derivatives totaled $5.3 million, including $20.8 million of derivative settlements, of which $5.0 million was related to partial terminations of certain derivative contracts, offset by $15.5 million of mark-to-market gains.

Interest expense was $15.5 million during 2012 as compared to $3.8 million during 2011. The $11.7 million, or 304%, increase is attributable to the issuance in 2012 of our Senior Notes, which carry a significantly higher interest rate than that of our credit facility debt outstanding during 2011, and to a higher average debt balance during 2012.

The components of our interest expense are as follows (in thousands).

	Year Ended December 31,
	2012	2011
8.50% Senior notes	$15,264	$—
Credit facility	3,220	4,050
Amortization of deferred financing costs and senior notes premium	1,691	1,044
Other	(1)	51
Capitalized interest	(4,651)	(1,301)

Total interest expense	$15,523	$3,844

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

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our credit facility, issuance of Senior Notes, public equity offerings, the sale of non-strategic oil and gas properties and proceeds from warrant exercises. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash provided by operating activities	$133,328	$76,771	$101,087
Cash provided used in investing activities	(405,518)	(447,447)	(217,006)
Cash provided by financing activities	271,275	370,475	115,210

Net cash provided by operating activities during 2013 was $133.3 million, as compared to $76.8 million during 2012 and $101.1 million during 2011. The increase in net cash provided by operating activities in 2013 over 2012 was primarily due to an increase in revenue from oil and gas activities and changes in working capital. The decrease in 2012 over 2011 was primarily due to changes in working capital and increased interest expense resulting from our 8.50% Senior Notes, partially offset by increased production. We plan to reinvest a sufficient amount of our cash flow in our development operations in order to maintain our production over the long term, and plan to use external financing sources as well as cash flow from operations and cash reserves to increase our production.

Net cash used in investing activities was $405.5 million during 2013 as compared to $447.4 million during 2012 and $217.0 million during 2011. The primary investing activity for 2013 was cash used for capital expenditures of $519.7 million. Capital expenditures consisted of $258 million paid to acquire additional Permian Properties, $46.0 million in compression facility and drilling projects in Aneth field, $20.0 million in CO2 acquisition, $135.1 million in drilling activities and infrastructure projects in the Permian Basin, $13.2 million in additional acreage acquisition in the Permian Basin, $34.6 million in drilling and completion activities in the Bakken trend of North Dakota and $12.5 million in drilling and recompletion activities in our Wyoming properties. Capital divestitures include $50.2 million received from NNOGC for the sale of certain working interests in the Aneth Field Properties, $70.1 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and $1.0 million for the sale of certain working interests in other Permian properties. The primary investing activity in 2012 was cash used for capital expenditures of $498.8 million. Capital expenditures consisted of $248.0 million paid to acquire the additional Permian Properties, $37.7 million paid for the Denbury Acquisition, $47.9 million in compression, facility and drilling projects in Aneth Field, $16.2 million in CO2 acquisition, $82.3 million in drilling activities and infrastructure projects in the Permian Basin, $69.2 million in drilling and completion activities in the Bakken Properties and $12.6 million in recompletion and drilling activities in our Wyoming properties. A portion of these capital costs are accrued and not paid at period end. Capital divestitures include $49.5 million received from NNOGC for the sale of certain working interests in the Aneth Field Properties. The primary investing activity in 2011 was cash used for capital expenditures of $218.8 million, consisting of $169.2 million of acquisition, exploration and development expenditures and $49.6 million in purchases of proved oil and gas properties. The 2011 capital expenditures were comprised of $61.0 million in compression and facility related projects, $15.8 million in CO2 acquisition, $74.5 million in acquisition and leasehold costs and $12.8 million in drilling activities in the Permian Basin, $46.0 million in drilling and completion activities in the Bakken Properties and $20.7 million in recompletion and drilling activities in our Wyoming properties. A portion of these capital costs are accrued and not paid at year end.

Net cash provided by financing activities was $271.3 million in 2013 as compared to $370.5 million in 2012 and $115.2 million in 2011. The primary financing activities in 2013 were net borrowings of $173.0 million under the credit facility and $101.8 million in net proceeds received from the issuance of common stock. The primary financing activities in 2012 were $401.9 million in proceeds received from the issuance of the Senior Notes, partially offset by $8.0 million in net payments under the credit facility and $10.0 million paid to retire a portion of our warrants. Primary financing activities in 2011 were $74.4 million in proceeds received from warrants exercised and $42.1 million in net borrowings under the credit facility.

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

We plan to continue our practice of hedging a significant portion of our production through the use of various commodity derivative transactions. Our existing derivative transactions do not qualify as cash flow hedges, and we anticipate that future transactions will receive similar accounting treatment. Derivative settlements usually occur within five days of the end of the month. As is typical in the oil and gas industry, however, we do not generally receive the proceeds from the sale of our oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, we will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, we may use working capital or borrowings under the credit facility to fund our operations.

Revolving Credit Facility

Our credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of our oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either the Company or the lenders may request an interim redetermination.

In March 2013, and in connection with the purchase of the Option Properties, we entered into the Sixth Amendment to the amended and restated Credit Facility agreement, resulting in a borrowing base increase to $485 million, consisting of a $445 million conforming tranche and a $40 million non-conforming tranche (which expired on May 14, 2013). The Sixth Amendment, among other things, also amended the Maximum Leverage Ratio (defined as the ratio of consolidated indebtedness to Adjusted EBITDA as defined and calculated in the Credit Facility) and extended the maturity date of the revolving Credit Facility from April 2017 to March 2018. In April 2013, we entered into the Seventh Amendment to the amended and restated Credit Facility which adjusted the Maximum Leverage Ratio to (a) 4.85:1:00 for the fiscal quarter ending March 31, 2013, (b) 4.50:1.00 for all fiscal quarters ending June 30, 2013 through December 31, 2013, (c) 4.25:1.00 for the fiscal quarter ending March 31, 2014, and (d) 4.00:1.00 for all fiscal quarters ending June 30, 2014 and thereafter. In December 2013, we entered into the Eighth Amendment to the amended and restated Credit Facility which adjusted the Maximum Leverage Ratio to 4.50:1.00 for the fiscal quarter ending March 31, 2014. On March 7, 2014, we entered into the Ninth Amendment to the amended and restated Credit Facility which redefined and adjusted the Maximum Leverage Ratio to (a) 4.90:1.00 for the fiscal quarters ending March 31, 2014 and June 30, 2014, (b) 4.75:1.00 for the fiscal quarters ending September 30, 2014 and December 31, 2014, and (c) 4.00:1.00 for all quarters thereafter. The Ninth Amendment also provides that as of the last day of each fiscal quarter in 2014, the ratio of senior secured debt as of such date to Adjusted EBITDA as defined in the Credit Facility for the four quarter period ending on such date may not exceed 2.75:1.00.

Each base rate borrowing under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% (or 3.0% if the Company utilizes any portion of the non-conforming tranche) or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin which ranges from 0.50% to 1.50% (or 2.0% if the Company utilizes any portion of the non-conforming tranche). Each such margin is based on the level of utilization under the borrowing base. In connection with the equity offering that closed in May 2013, the $40 million non-conforming tranche of the borrowing base was automatically terminated, resulting in a borrowing base decrease to $445 million. In July 2013, the Credit Facility borrowing base was further reduced by $30 million, to $415 million, as a result of the disposition of the New Home Properties. In connection with the Eight Amendment, the semi-annual redetermination of our borrowing base was completed, resulting in the borrowing base remaining at $415 million.

As of December 31, 2013, outstanding borrowings were $335 million under the borrowing base of $415 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at December 31, 2013, and other limitations based upon a multiple of trailing Adjusted EBITDA as defined in the Credit Facility. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company

As of December 31, 2013, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.42%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (See Note 5 to the Consolidated Financial Statements).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all terms and covenants of the Credit Facility at December 31, 2013.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from our subsidiaries, except those imposed by applicable law.

Senior Notes

In April 2012, we consummated a private placement of Senior Notes with a principal amount of $250 million, and a follow on issuance of Senior Notes with a principal amount of $150 million. The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the Notes payable semiannually in cash on May and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of December 31, 2013.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements other than operating leases and have not guaranteed any debt or commitments of other entities or are party to any options on non-financial assets.

Contractual Obligations

We had the following contractual obligations and commitments for the next five years as of December 31, 2013:

	Less than 1 year	1-3 Years	3–5 Years	More Than 5 Years	Total (7)
	(in thousands)
Obligations:
Senior Notes and related interest	$34,000	$68,000	$68,000	$451,000	$621,000
Credit facility (1)	—	—	335,000	—	335,000
Office and equipment leases (2)	1,059	2,969	3,242	4,492	11,762
Operating equipment leases (3)	3,153	3,873	1,718	—	8,744
Vehicle leases	1,024	906	96	—	2,026
Derivative premiums	4,995	—	—	—	4,995
ExxonMobil escrow agreement (4)	1,638	3,277	1,409	11,498	17,822
Construction purchase obligations (5)	12,607	—	—	—	12,607
CO2 purchases (6)	30,899	43,190	—	—	74,089

Total	$89,375	$122,215	$409,465	$466,990	$1,088,045

1)	Represents the outstanding principal amount under our Credit Facility. This table does not include future commitment fees, interest expense or other fees because the Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.
2)	Subsequent to December 31, 2013, the Company entered into a new office lease agreement with BCSP Denver Property LLC on January 23, 2014 for the Denver corporate office. Accordingly, this future contractual obligation was included herein.
3)	Operating equipment leases consist of compressors and other oil and gas field equipment used in the CO2 project.
4)	Under the terms of our purchase agreement with ExxonMobil, we are obligated to make annual deposits into an escrow account that will be used to fund plugging and abandonment liabilities associated with the ExxonMobil Properties.
5)	Represents purchase commitments in effect at December 31, 2013, related to construction projects in the Aneth Field Properties.
6)	Represents the minimum take-or-pay quantities associated with our existing CO2 purchase contracts. For purposes of calculating the future purchase obligation under these contracts, we have assumed the purchase price over the term of the contract was the price in effect as of December 31, 2013.
7)	Total contractually obligated payment commitments do not include the anticipated settlement of derivative contracts, obligations to taxing authorities or amounts relating to our asset retirement obligations, which include plugging and abandonment obligations, due to the uncertainty surrounding the ultimate settlement amounts and timing of these obligations.

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

Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. Unproved properties are periodically evaluated for impairment. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Properties are grouped for purposes of assessing impairment when it is not practicable to assess the amount of impairment of properties on an individual basis. The amount of impairment assessed is added to the costs to be amortized.

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

Derivative Instruments. We enter into commodity derivative contracts to manage our exposure to oil and gas price volatility and these contracts may take the form of swaps, puts, calls, collars and other such arrangements. Derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. We have not elected to apply cash flow hedge accounting, and consequently, recognize gains and losses in earnings rather than deferring such amounts in other comprehensive income as allowed under cash flow hedge accounting. Realized gains and losses on derivative instruments are recognized in the period in which the related contract is settled. Both the realized and mark-to-market gains and losses on derivative instruments are reflected in other income (expense) in the consolidated statements of income. Cash flows from derivatives are reported as cash flows from operating activities.

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

Derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. We mark our derivative instruments to fair value on the consolidated balance sheets and recognize the changes in fair market value in earnings. During the third quarter of 2013, the Company paid $10.7 million to restructure or terminate certain 2013 derivative contracts. As of December 31, 2013, the fair value of our commodity derivatives was a net liability of $10.6 million.

We will incur premium payments associated with the oil collars and options of $5.0 million in 2014.

The following table represents our commodity swap contracts as of December 31, 2013:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Year	Bbl per Day	Weighted Average Swap Price Per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price Per MMBtu	Fair Value of Asset (Liability) (in thousands)
2014	5,500	$92.94	$(5,170)	5,000	$4.165	$(43)

The following table represents our two-way commodity collar contracts as of December 31, 2013:

	Oil (NYMEX WTI)
Year	Bbl per Day	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
2014	1,500	$65.00	$110.00	$(2,675)

The following table represents our commodity call and put option contracts as of December 31, 2013:

	Oil (NYMEX WTI)
Year	Bought Call Bbl per Day	Weighted Average Bought Call Price Per Bbl	Bought Put Bbl per Day	Weighted Average Bought Put Price Per Bbl	Sold Put Bbl Per Day	Weighted Average Sold Put Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
2014	2,500	$108.66	1,200	$85.00	3,700	$70.68	$(1,705)

The following table represents our three-way commodity collar contracts as of December 31, 2013:

	Oil (NYMEX WTI)
Year	Bbl Per Day	Weighted Average Sold Put Price Per Bbl	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
2014	2,000	$70.00	$85.00	$100.83	$(862)

The following table represents our basis swaps as of December 31, 2013:

	Gas (Rocky Mountain CIG)
Year	MMBtu per Day	Weighted Average Price Differential per MMBtu	Fair Value of Asset (Liability) (in thousands)
2014	1,000	$0.590	$(122)

Subsequent to December 31, 2013, we entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
Swap	Swap Bbl per Day	Weighted Average Swap Price Per Bbl
January 1, 2015 – June 30, 2015	1,000	$90.31
2015	3,000	$89.05

	Oil (NYMEX WTI)
Two-Way Collar	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price Per Bbl
2015	1,000	$84.17	$92.10

	Gas (NYMEX Henry Hub)
Three-Way Collar	MMBtu Per Day	Weighted Average Short Put Price Per MMBtu	Weighted Average Floor Price Per MMBtu	Weighted Average Ceiling Price Per MMBtu
January 1, 2015 – March 31, 2015	5,000	$3.75	$4.50	$5.55

Interest Rate Risk

At December 31, 2013, we had $335 million of outstanding debt under the Credit Facility. Interest is calculated under the terms of the agreement based on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed our internal control over financial reporting as of December 31, 2013, and has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. This assessment was based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEE AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual stockholders’ meeting and is incorporated by reference in this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See “Index to Consolidated Financial Statements” on page F-1.

Exhibit Number	Description of Exhibits

2.1†	Purchase and IPO Reorganization Agreement, dated as of August 2, 2009, among Hicks Acquisition Company I, Inc., Resolute Energy Corporation, Resolute Subsidiary Corporation., Resolute Holdings, LLC, Resolute Holdings Sub, LLC, Resolute Aneth, LLC and HH-HACI, L.P., (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on August 6, 2009 (File. No 33-161076)(“Initial S-4”)).

2.2	Letter Agreement amending Purchase and IPO Reorganization Agreement, dated as of September 9, 2009, among Hicks Acquisition Company I, Inc., Resolute Energy Corporation, Resolute Subsidiary Corporation., Resolute Holdings, LLC, Resolute Holdings Sub, LLC, Resolute Aneth, LLC and HH-HACI, L.P., (incorporated by reference to Annex A to the Initial S-4).

2.3†	Purchase and Sale Agreement between Exxon Mobil Corporation, ExxonMobil Oil Corporation, Mobil Exploration and Producing North America Inc., Mobil Producing Texas & New Mexico Inc. and Mobil Exploration & Producing U.S. Inc. and Resolute Aneth, LLC — 75% and Navajo Nation Oil and Gas Company — 25% dated January 1, 2005. (incorporated by reference to Exhibit 2.2 to the Initial S-4).

2.4†	Asset Sale Agreement Aneth Unit, Ratherford Unit and McElmo Creek Unit, San Juan County, Utah between Chevron U.S.A. Inc. (as seller) and Resolute Natural Resources Company and Navajo Nation Oil and Gas Company, Inc. (as buyer) dated October 22, 2004. (incorporated by reference to Exhibit 2.3 to the Initial S-4).

2.5†	Stock Purchase Agreement dated June 24, 2008, between Primary Natural Resources, Inc. (as seller) and Resolute Acquisition Company, LLC (as buyer) (incorporated by reference to Exhibit 2.4 to the Initial S-4).

2.6	Purchase and Sale Agreement between Celero Energy II, LP and Caprock Land & Cattle, LLC, as sellers, Resolute Natural Resources Southwest, LLC, as buyer, and Resolute Energy Corporation, as guarantor, dated December 1, 2012 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 5, 2012). Schedules, exhibits and similar attachments to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon request.

2.6.1	Amendment to Purchase and Sale Agreement, by and among Celero Energy II, LP and Caprock Land & Cattle, LLC, as Sellers, Resolute Natural Resources Southwest, LLC, as Buyer, and Resolute Energy Corporation, as Guarantor, dated December 21, 2012 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 26, 2012).

2.7	Purchase, Sale and Option Agreement dated December 28, 2012, by and among RSP Permian LLC, Wallace Family Partnership, LP, and Ted Collins, Jr., as Sellers, and Resolute Natural Resources Southwest, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 31, 2012). Schedules, exhibits and similar attachments to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon request.

3.1	Amended and Restated Certificate of Incorporation of Resolute Energy Corporation, filed September 25, 2009 (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

3.2	Amended and Restated Bylaws of Resolute Energy Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

4.1	Warrant Agreement between Resolute Energy Corporation and Continental Stock Transfer and Trust Company dated September 25, 2009 (incorporated by reference as Annex D to the Initial S-4).

Exhibit Number	Description of Exhibits

4.2	Registration Rights Agreement dated September 25, 2009, among Resolute Energy Corporation and certain holders (incorporated by reference as Exhibit 4.4 to Amendment No.2 to the Initial S-4 filed on September 8, 2009).

4.3	Indenture, dated April 25, 2012, among Resolute Energy Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on April 26, 2012).

4.4	Registration Rights Agreement, dated April 25, 2012, among Resolute Energy Corporation, the Guarantors, and the Purchase relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 26, 2012).

4.5	Registration Rights Agreement, dated December 10, 2012, among Resolute Energy Corporation, the Guarantors, and the Purchase relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on December 11, 2012).

4.6	Registration Rights agreement dated May 29, 2013, by and among Resolute Energy Corporation, a Delaware corporation (the “Company”), and SPO Advisory Partners, L.P., San Francisco Partners, L.P. and Phoebe Snow Foundation, Inc. (the “Holders”) whereas the Company and the Holders desire to enter into this Agreement to provide the Holders with certain rights relating to the registration of the Securities (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on May 31, 2013).

4.7	Equity Incentive Grant Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on March 14, 2013).

4.8	Restricted Stock Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on March 14, 2013).

10.1	Second Amended and Restated Credit Agreement dated March 30, 2010, between Resolute Energy Corporation as Borrower and certain of its Subsidiaries as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, Bank of Montreal as Syndication Agent, Deutsche Bank Securities Inc., UBS Securities LLC and Union Bank, N.A. as Co-Documentation Agents, and The Lenders Party Hereto, Wells Fargo Securities, LLC and BMO Capital Markets as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

10.1.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of April 18, 2011, between Resolute Energy Corporation as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on April 16, 2012).

10.1.2	Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 25, 2011, between Resolute Energy Corporation as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.2 to the current report on Form 8-K filed on April 16, 2012).

10.1.3	Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 13, 2012, between Resolute Energy Corporation as Borrower and certain of its Subsidiaries as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed on April 16, 2012).

10.1.4	Fourth Amendment, dated as of December 7, 2012, to the Second Amended and Restated Credit Agreement, by and among Resolute Energy Corporation, as Borrower, and certain of its Subsidiaries as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed on December 11, 2012).

10.1.5	Fifth Amendment to Second Amended and Restated Credit Agreement dated December 27, 2012, among Resolute Energy Corporation, as Borrower, and certain of its Subsidiaries as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed on December 31, 2012).

Exhibit Number	Description of Exhibits

10.1.6	Sixth Amendment to Second Amended and Restated Credit Agreement dated as of March 22, 2013, between Resolute Energy Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on March 25, 2013).

10.1.7	Seventh Amendment to Second Amended and Restated Credit Agreement dated as of April 15, 2013, between Resolute Energy Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on April 15, 2013).

10.1.8	Eighth Amendment to Second Amended and Restated Credit Agreement dated as of December 13, 2013, between Resolute Energy Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on December 19, 2013).

10.1.9	Ninth Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2014, between Resolute Energy Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.

10.2#	2009 Performance Incentive Plan. (incorporated by reference as Exhibit 10.7 to Amendment No.1 to the Initial S-4 filed on August 31, 2009).

10.2.1#	Amendment No. 1 to 2009 Performance Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A as filed with the SEC on April 25, 2011).

10.3#	Form of Indemnification Agreement between Resolute Energy Corporation and each executive officer and independent director of the Company. (incorporated by reference as Exhibit 10.8 to Amendment No. 1 to the initial S-4 filed on August 31, 2009).

10.4††	Cooperative Agreement between Resolute Natural Resources Company and Navajo Nation Oil and Gas Company dated October 22, 2004 (incorporated by reference by Exhibit 10.9 to the Initial S-4).

10.4.1	First Amendment of Cooperative Agreement between Resolute Aneth, LLC and Navajo Nation Oil and Gas Company, Inc. dated October 21, 2005. (incorporated by reference as Exhibit 10.10 to the Initial S-4).

10.4.2	Second Amendment of Cooperative Agreement between Resolute Aneth, LLC and Navajo Nation Oil and Gas Company, Inc. dated April 9, 2012 (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on April 12, 2012).

10.5††	Carbon Dioxide Sale and Purchase Agreement by and between ExxonMobil Gas & Power Marketing Company (a division of Exxon Mobil Corporation), as agent for Mobil Producing Texas & New Mexico, Inc. (Seller) and Resolute Aneth, LLC (Buyer) dated July 1, 2006, as amended July 21, 2006. (incorporated by reference as Exhibit 10.11 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009).

10.6††	Product Sale and Purchase Contract by and between Resolute Natural Resources Company (Buyer) and Kinder Morgan CO 2 Company, L.P. (Seller) dated July 1, 2007, as amended October 1, 2007, January 1, 2009 and October 5, 2010. (incorporated by reference as Exhibit 10.12 to Amendment No. 1 to the Initial S-4 filed on August 31, 2009 and Exhibit 99.1 to the Current Report on Form 8-K filed on October 7, 2010).

10.6.1	Amendment No. 4 to Product Sale and Purchase contract dated July 1, 2007 by and between Resolute Natural Resources Company, LLC and Kinder Morgan CO2 Company, LP (incorporated by reference to Exhibit 10.1 to the 10-Q filed on November 7, 2011).

10.7	Gas Sales and Purchase Contract — Conventional & Residue Gas dated April 12, 1995, between Rim Offshore, Inc., as producer, and Western Gas Resources, Inc., as processor (Contract #6690), as amended July 27, 2006 and March 6, 2009. (incorporated by reference as Exhibit 10.13 to Amendment No.1 to the Initial S-4 filed on August 31, 2009 ).

10.8	Consent Decree, entered into June 2005, relating to alleged violations of the federal Clean Air Act. (incorporated by reference as Exhibit 10.16 to the Initial S-4).

10.9	Consent Decree, entered into August 2004, relating to alleged violations of the federal Clean Water Act. (incorporated by reference as Exhibit 10.17 to the Initial S-4).

10.10	Crude Oil Purchase Agreement dated August 31, 2011 between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, LLC as seller. (incorporated by reference to the current report on Form 8-K filed on September 7, 2011).

10.11	Form of Retention Award Agreement between Resolute Energy Corporation and certain award recipients. (incorporated by reference as Exhibit 10.19 to Amendment No.2 to the Initial S-4 filed on September 8, 2009).

10.12	Form of Restricted Stock Award Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

Exhibit Number	Description of Exhibits

10.13#	Form of Confidentiality and Non Compete Agreement among Resolute Holdings, LLC and certain employees dated as of January 23, 2004 (incorporated by reference to Exhibit 10.14# to the Annual Report on Form 10-K of Resolute Energy Corporation filed on March 30, 2010).

10.14#	Form of Restricted Stock Agreement for Employees (incorporated by referenced as Exhibit 10.1 to the 10-Q filed on May 11, 2010).

10.15#	Form of Stock Appreciation Right Agreement for Non-employee Directors (incorporated by reference as Exhibit 10.2 to the 10-Q filed on May 11, 2010).

10.16#	Employment Agreement, effective as of April 1, 2011, by and between the Company and Nicholas J. Sutton (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on April 26, 2011).

10.17#	Employment Agreement, effective as of April 1, 2011, by and between the Company and James M. Piccone (incorporated by reference as Exhibit 10.2 to the current report on Form 8-K filed on April 26, 2011).

10.18#	Employment Agreement, effective as of April 1, 2011, by and between the Company and Theodore Gazulis (incorporated by reference as Exhibit 10.3 to the current report on Form 8-K filed on April 26, 2011).

10.19#	Employment Agreement, effective as of April 1, 2011, by and between the Company and Richard F. Betz (incorporated by reference as Exhibit 10.4 to the current report on Form 8-K filed on April 26, 2011).

10.20#	Employment Agreement, effective as of April 1, 2011, by and between the Company and Bobby D. Brady, Jr. (incorporated by reference as Exhibit 10.5 to the current report on Form 8-K filed on April 26, 2011).

10.21	Purchase Agreement, dated April 20, 2012, among Resolute Energy Corporation, the Guarantors and the Purchasers relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 26, 2012).

10.22	Purchase Agreement, dated December 5, 2012, among Resolute Energy Corporation, the Guarantors and the Purchasers relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 11, 2012).

10.23	Equity Incentive Grant Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on March 14, 2013).

10.24	Restricted Stock Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on March 14, 2013).

12.1	Statement of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries of Resolute Energy Corporation.

23.1	Consent of KPMG LLP.

23.2	Consent of Netherland, Sewell & Associates, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrant’s reserves as of December 31, 2013.

Exhibit Number	Description of Exhibits

101	The following materials are filed herewith: (i) XBRL Instance Document, (ii) XBRL Taxonomy Extension Schema Document, (iii) XBRL Taxonomy Extension Calculation Linkbase Document, (iv) XBRL Taxonomy Extension Labels Linkbase Document, (v) XBRL Taxonomy Extension Presentation Linkbase Document, and (vi) XBRL Taxonomy Extension Definition Linkbase Document.

†	The Purchase and IPO Reorganization Agreement filed as Exhibit 2.1, the Purchase and Sale Agreement filed as Exhibit 2.3, the Asset Sale Agreement filed as Exhibit 2.4, the Purchase and Sale Agreement filed as Exhibit 2.5 and the Cooperative Agreement file as Exhibit 10.4 omit certain of the schedule and exhibits to each of the Purchase and IPO Reorganization Agreement, Purchase and Sale Agreements, the Asset Sale Agreement and the Cooperative Agreement in accordance with Item 601 (b)(2) of Regulation S-K. A list briefly identifying the contents of all omitted schedules and exhibits is included with each of the Purchase and Sale Agreement, the Asset Sale Agreement and the Cooperative Agreement filed as Exhibit 2.1, 2.3, 2.4, 2.5 and 10.4, respectively. Resolute agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Management Contract, Compensation Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE ENERGY CORPORATION	Dated: March 10, 2014

By:	/s/ Nicholas J. Sutton
Nicholas J. Sutton, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Sutton	Chief Executive Officer and Director	March 10, 2014
Nicholas J. Sutton	(Principal Executive Officer)

/s/ James M. Piccone	President and Director	March 10, 2014
James M. Piccone

/s/ Theodore Gazulis Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2014

/s/ J. A. Tuell	Vice President and Chief Accounting	March 10, 2014
J. A. Tuell	Officer (Principal Accounting Officer)

/s/ Richard L. Covington	Director	March 10, 2014
Richard L. Covington

/s/ William H. Cunningham	Director	March 10, 2014
William H. Cunningham

/s/ James E. Duffy	Director	March 10, 2014
James E. Duffy

/s/ Thomas O. Hicks, Jr.	Director	March 10, 2014
Thomas O. Hicks, Jr.

/s/ Gary L. Hultquist	Director	March 10, 2014
Gary L. Hultquist

/s/ Robert M. Swartz	Director	March 10, 2014
Robert M. Swartz

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RESOLUTE ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resolute Energy Corporation:

We have audited the accompanying consolidated balance sheets of Resolute Energy Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resolute Energy Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resolute Energy Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

March 10, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resolute Energy Corporation:

We have audited Resolute Energy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Resolute Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resolute Energy Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

March 10, 2014

RESOLUTE ENERGY CORPORATION

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$19	$934
Accounts receivable	94,358	78,356
Deferred income taxes	8,330	10,757
Derivative instruments	1,378	8,523
Prepaid expenses and other current assets	1,152	1,691

Total current assets	105,237	100,261

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	274,420	185,579
Proved	1,544,942	1,231,167
Other property and equipment	8,069	5,602
Accumulated depletion, depreciation and amortization	(494,642)	(191,625)

Net property and equipment	1,332,789	1,230,723

Other assets:
Restricted cash	18,219	18,422
Deferred financing costs	12,265	13,006
Other long term assets	299	1,718

Total assets	$1,468,809	$1,364,130

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,601	$24,309
Accrued expenses	81,478	71,954
Accrued interest payable	5,739	5,698
Asset retirement obligations	1,825	3,417
Derivative instruments	11,955	31,847

Total current liabilities	133,598	137,225

Long term liabilities:
Credit facility	335,000	162,000
Senior notes, net of accumulated premium amortization of $204 at December 31, 2013 and $10 at December 31, 2012	401,671	401,865
Asset retirement obligations	30,164	15,738
Deferred income taxes	34,824	101,914
Other long term liabilities	—	13,204

Total liabilities	935,257	831,946

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 76,228,055 and 61,872,694 shares at December 31, 2013 and December 31, 2012, respectively	8	6
Additional paid-in capital	631,822	516,650
Retained earnings (accumulated deficit)	(98,278)	15,528

Total stockholders’ equity	533,552	532,184

Total liabilities and stockholders’ equity	$1,468,809	$1,364,130

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Oil	$321,047	$240,444	$203,876
Gas	21,444	16,289	19,376
Natural gas liquids	7,288	1,535	3,656

Total revenue	349,779	258,268	226,908

Operating expenses:
Lease operating	103,276	79,922	59,516
Production and ad valorem taxes	40,402	35,716	31,379
Depletion, depreciation, amortization and asset retirement obligation accretion	116,344	78,414	57,664
Impairment of proved oil and gas properties	188,000	—	—
General and administrative	35,625	24,032	20,914

Total operating expenses	483,647	218,084	169,473

Income (loss) from operations	(133,868)	40,184	57,435

Other income (expense):
Interest expense, net	(29,302)	(15,523)	(3,844)
Commodity derivative instruments gain (loss)	(15,336)	5,176	(5,321)
Other income	21	20	85

Total other expense	(44,617)	(10,327)	(9,080)

Income (loss) before income taxes	(178,485)	29,857	48,355
Income tax benefit (expense)	64,679	(11,881)	(17,870)

Net income (loss)	$(113,806)	$17,976	$30,485

Net income (loss) per common share:
Basic	$(1.67)	$0.30	$0.53
Diluted	$(1.67)	$0.30	$0.47
Weighted average common shares outstanding:
Basic	68,260	59,424	57,612
Diluted	68,260	59,452	65,029

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings / Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance as of January 1, 2011	54,718	5	436,794	(32,933)	403,866
Issuance of stock, restricted stock and share-based compensation	681	—	8,169	—	8,169
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(176)	—	(1,112)	—	(1,112)
Exercise of warrants	5,724	1	74,416	—	74,417
Net income	—	—	—	30,485	30,485

Balance as of December 31, 2011	60,947	6	518,267	(2,448)	515,825
Issuance of stock, restricted stock and share- based compensation	1,127	—	9,508	—	9,508
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(201)	—	(1,126)	—	(1,126)
Retirement of public warrants	—	—	(9,999)	—	(9,999)
Net income	—	—	—	17,976	17,976

Balance as of December 31, 2012	61,873	$6	$516,650	$15,528	$532,184
Issuance of stock, restricted stock and share-based compensation	1,925	1	14,964	—	14,965
Redemption of restricted stock for employee income tax, restricted stock forfeitures and expirations	(820)	—	(1,551)	—	(1,551)
Issuance of stock, net of underwriters discounts and commissions	13,250	1	101,759	—	101,760
Net loss	—	—	—	(113,806)	(113,806)

Balance as of December 31, 2013	76,228	$8	$631,822	$(98,278)	$533,552

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$(113,806)	$17,976	$30,485
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	116,344	78,414	57,664
Impairment of proved oil and gas properties	188,000	—	—
Amortization of deferred financing costs and senior notes premium	2,481	1,691	1,044
Share-based compensation	14,924	9,399	7,927
Commodity derivative instruments (gain) loss	15,336	(5,176)	5,321
Commodity derivative settlements	(35,812)	(22,920)	(20,799)
Deferred income taxes	(64,663)	11,865	17,870
Change in operating assets and liabilities:
Accounts receivable	(15,961)	(15,317)	(16,535)
Other current assets	539	138	(233)
Accounts payable and accrued expenses	25,905	(4,859)	18,634
Accrued interest payable Accrued interest payable	41	5,560	(291)

Net cash provided by operating activities	133,328	76,771	101,087

Investing activities:
Oil and gas exploration and development expenditures	(261,758)	(212,241)	(169,216)
Purchase of oil and gas properties	(257,948)	(286,636)	(49,604)
Proceeds from sale of oil and gas properties and other	121,361	49,692	4,744
Purchase of other property and equipment	(2,467)	(1,532)	(1,201)
Restricted cash	203	(1,821)	(1,820)
Other	(4,909)	5,091	91

Net cash used in investing activities	(405,518)	(447,447)	(217,006)

Financing activities:
Proceeds from bank borrowings	638,000	649,600	353,200
Repayments of bank borrowings	(465,000)	(657,600)	(311,100)
Proceeds from issuance of senior notes	—	401,875	—
Payment of financing costs	(1,934)	(12,275)	(195)
Redemption of restricted stock for employee income taxes	(1,551)	(1,126)	(1,112)
Retirement of public warrants	—	(9,999)	—
Proceeds from exercise of warrants	—	—	74,417
Proceeds from issuances of common stock, net of underwriters discounts and commissions	101,760	—	—

Net cash provided by financing activities	271,275	370,475	115,210

Net decrease in cash and cash equivalents	(915)	(201)	(709)
Cash and cash equivalents at beginning of period	934	1,135	1,844

Cash and cash equivalents at end of period	$19	$934	$1,135

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$29,280	$10,051	$3,091

Income taxes	$—	$8	$—

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures financed through current liabilities	$30,069	$39,008	$26,608

Increase to asset retirement obligations	$11,421	$315	$1,862

Asset retirement obligations assumed	$1,659	$2,557	$—

Asset retirement obligations sold	$723	$—	$1,307

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes To Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. The Company’s asset base in comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in west Texas and southeast New Mexico and the Powder River and Big Horn Basins in Wyoming. The Company conducts all of its activities in the United States of America.

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

In connection with the preparation of the consolidated financial statements, Resolute evaluated subsequent events that occurred after the balance sheet date, through the date of filing.

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

Significant estimates with regard to the consolidated financial statements include proved oil and gas reserve volumes and the related present value of estimated future net cash flows used in the ceiling test applied to capitalized oil and gas properties; asset retirement obligations; valuation of derivative assets and liabilities; the estimated fair value and allocation of the purchase price related to business combinations; share-based compensation expense; depletion depreciation, and amortization; accrued liabilities; revenue and related receivables and income taxes.

Fair Value of Financial Instruments

The carrying amount of the majority of Resolute’s financial instruments, namely cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value because of the short-term nature of these instruments. The credit facility (see Note 5) has a recorded value that approximates its fair market value while the fair value of the $400 million in principal senior notes due May 1, 2020 (the “Senior Notes” or the “Notes”) is based on data from independent market makers. The fair value of derivative instruments (see Note 10) is estimated based on market conditions in effect at the end of each reporting period.

Industry Segment and Geographic Information

Resolute conducts oil, gas and natural gas liquids (“NGL”) exploration and production operations in one segment. All of Resolute’s operations and assets are located in the United States, and all of its revenue is attributable to domestic customers. Resolute considers gathering, processing and marketing functions as supportive of its oil and gas producing activities, and accordingly, they are not reported as separate segments.

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

Accounts Receivable

The Company’s accounts receivable consist of the following for the periods indicated (in thousands):

	December 31,
	2013	2012
Trade receivables	$92,959	$76,395
Derivative receivables	866	162
Other receivables	533	1,799

Total accounts receivable	$94,358	$78,356

The Company’s accounts receivable consist mainly of receivables from oil, gas, and NGL purchasers and from joint interest owners on properties the Company operates. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. Generally, the Company’s oil and gas receivables are due within fifteen days and are collected in less than two months, and the Company has had minimal bad debts.

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability. As of December 31, 2013 and 2012, the Company had no allowance for doubtful accounts recorded.

Deferred Financing Costs

Deferred financing costs are amortized over the estimated life of the related obligation. The Company incurred $1.9 million in deferred financing costs in 2013, $12.3 million in 2012 and $0.2 million in 2011, and amortized $2.7 million, $1.7 million and $1.0 million to interest expense during 2013, 2012 and 2011, respectively.

Capitalized Interest

Interest is capitalized when associated with significant investments in unproved properties and major development projects that are excluded from current depletion, depreciation and amortization calculations and on which exploration or development activities are in progress. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of qualified costs. Costs excluded from the depletion, depreciation and amortization calculations are classified as unproved properties along with any associated capitalized interest. Capitalized interest totaled $15.9 million, $4.7 million and $1.3 million during 2013, 2012 and 2011, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject Resolute to concentrations of credit risk consist primarily of trade, production and derivative settlement receivables. Resolute derived approximately 61% and 15% of its total 2013 revenue from Western Refining, Inc. (“Western”) and Plains Marketing LP, respectively; 78% of its total 2012 revenue from Western; and 82% of its total 2011 revenue from Western. If Resolute was compelled to sell its oil to an alternative market, costs associated with the transportation of its production may increase, and such increase could materially and negatively affect its operations. The concentration of credit risk in the oil and gas industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements where appropriate. Commodity derivative contracts expose Resolute to the credit risk of non-performance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, all of which participate in Resolute’s Credit Facility (see Note 5).

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas producing activities. All costs incurred in the acquisition, exploration and development of properties, including costs of unsuccessful exploration, costs of surrendered and abandoned leaseholds, delay lease rentals and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities, improved recovery systems and a portion of general and administrative and operating expenses are capitalized on a country wide basis (the “Cost Center”).

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

Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable capital costs and do not include costs related to production operations, general corporate overhead or similar activities. Resolute capitalized general and administrative and operating costs related to its acquisition, exploration and development activities of $8.4 million during 2013, $6.0 million during 2012 and $5.2 million during 2011.

Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. The Company’s investments in unproved properties are related to exploration plays in the Permian Basin in Texas and southeast New Mexico. The Company expects to evaluate these locations for the existence of proved reserves in the next 1 to 3 years. Unproved properties are assessed at least annually to determine whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized.

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

Pursuant to full cost accounting rules, accounting rules require Resolute to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components impacting the calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to the amortization (the “carrying value”) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related income tax effects.

During 2013, the Company recorded a $188 million non-cash impairment of the carrying value of its oil and gas properties as a result of the ceiling test limitation. The Company recorded no ceiling test impairments during 2012 and 2011.

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

Other Property and Equipment

Other property and equipment are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs which do not extend the useful lives of property and equipment are charged to expense as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Office furniture, automobiles, and computer hardware and software are depreciated over three to five years. Field offices and partial ownership of aircraft are depreciated over fifteen to twenty years. Leasehold improvements are depreciated, using the straight line method, over the shorter of the lease term or the useful life of the asset. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation and amortization are removed from the accounts.

Impairment of Long-Lived Assets Other than Oil and Gas Properties

Resolute evaluates long-lived assets other than oil and gas properties for impairment when indicators of possible impairment are present. Resolute performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and if the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to the asset’s fair value and an impairment loss is recorded against the long-lived asset. There have been no provisions for impairment recorded for the years ended December 31, 2013, 2012 and 2011.

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

The restricted cash of $18.2 million located on the Company’s consolidated balance sheet in non-current other assets at December 31, 2013, is legally restricted for the purpose of settling asset retirement obligations of Aneth Field.

Derivative Instruments

Resolute utilizes derivative instruments to manage its exposure to oil and gas price volatility and these instruments may take the form of swaps, puts, calls, collars and other such arrangements. Derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. Resolute has not elected to apply cash flow hedge accounting, and consequently, recognizes gains and losses in earnings rather than deferring such amounts in other comprehensive income as allowed under cash flow hedge accounting. Realized gains and losses on derivative instruments are recognized in the period in which the related contract is settled. Both the realized and mark-to-market gains and losses on derivative instruments are reflected in other income (expense) in the consolidated statements of income. Cash flows from derivatives are reported as cash flows from operating activities.

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

Note 3 — Acquisitions and Divestitures

Permian Property Acquisitions

On December 21, 2012, the Company purchased properties in Denton Field in the Northwest Shelf in Lea County, New Mexico, and in the Spraberry trend in the Midland Basin portion of the Permian Basin in Howard County, Texas, for a purchase price of approximately $117 million. Additionally, on December 28, 2012, the Company purchased properties in the Wolfberry play in the Midland Basin portion of the Permian Basin in Midland and Ector counties, Texas, for a purchase price of approximately $133 million. Concurrently with the latter transaction, the Company acquired, for additional consideration of $6 million, the option to buy the balance of the working interest in and operatorship of the properties under substantially the same terms as the initial transaction, (the “Option Properties”). On March 22, 2013, the Company exercised the option and acquired the Option Properties for $258 million, net of the option fee after customary purchase price adjustments, which were estimated at closing. Revenue and expenses related to the acquired properties are included in the consolidated statement of operations beginning on the closing date of the respective transaction. The properties acquired under the December and March acquisitions, which the Company refers to as the “Permian Acquisitions,” were accounted for using the acquisition method.

The purchase price of the Permian Acquisitions was comprised of the following (in thousands):

	2013	2012
Purchase price	$258,000	$250,000

The Company has completed its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the following table presents the final purchase price allocation of the Permian Acquisitions at December 31, 2013 and 2012, based on the fair values of assets acquired and liabilities assumed (in thousands):

	2013	2012
Proved oil and gas properties	$93,000	$131,000
Unproved oil and gas properties	167,000	122,000
Asset retirement obligations assumed	(2,000)	(3,000)

Total purchase price	$258,000	$250,000

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

The unaudited pro forma financial information for the years ended December 31, 2013 and 2012 combine the historical results of the Permian Acquisitions and Resolute (in thousands, except per share amounts):

	2013	2012
Revenue	$360,837	$362,355
Revenue in excess of operating expenses	215,273	218,815
Net income (loss)	(111,243)	30,381
Basic net income (loss) per share	$(1.63)	$0.51
Diluted net income (loss) per share	$(1.63)	$0.51

Aneth Field Transactions

During the second quarter of 2012, Resolute and Navajo Nation Oil and Gas Company (“NNOGC”) entered into two transactions regarding the Aneth Field Properties.

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

The Cooperative Agreement amendment also provides for the cancellation of a second set of options held by NNOGC to purchase an additional 10% interest in the Aneth Field Properties and stipulates that NNOGC has one remaining option to purchase an additional 10% of Resolute’s interest in the Aneth Field Properties. The remaining option is exercisable in July 2017 at the then current fair market value of such interest at that time. No gain or loss was recognized upon these sales as it did not represent a significant portion of the Company’s oil and gas properties and did not significantly alter the relationship of capitalized costs and proved reserves.

The net effect of the acquisition of properties from Denbury and the sale of properties to NNOGC, following full consummation, is that the Company’s working interests in the Aneth Unit and the Ratherford Unit remain essentially unchanged at 62% and 59%, respectively, and its working interest in the McElmo Creek Unit was reduced from 75% to 67.5%. Resolute remains the operator of its Aneth Field Properties.

Sale of New Home Properties

On June 27, 2013, the Company entered into a purchase and sale agreement with HRC Energy, LLC, a Colorado limited liability company, and a wholly-owned subsidiary of Halcón Resources Corporation, a Delaware corporation, effective March 1, 2013, to dispose of certain Bakken properties located in Williams County, North Dakota (the “New Home Properties”) and other non-operated Bakken properties for proceeds of $70.1 million. The transaction closed on July 15, 2013 and net proceeds received were recorded as a reduction to the capitalized costs of the Company’s oil and gas properties.

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Twelve Months Ended December 31,
	2013	2012	2011
Potential dilutive warrants	—	—	32,523
Potential dilutive restricted stock	2,529	1,464	1,296
Anti-dilutive securities	35,569	37,779	10,757

The following table sets forth the 2013, 2012 and 2011 computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	2013	2012	2011
Net income (loss)	$(113,806)	$17,976	$30,485
Basic weighted average common shares outstanding	68,260	59,424	57,612
Add: dilutive effect of non-vested restricted stock	—	28	1,169
Add: dilutive effect of outstanding warrants	—	—	6,248

Diluted weighted average common shares outstanding	68,260	59,452	65,029

Basic earnings (loss) per common share	$(1.67)	$0.30	$0.53
Diluted earnings (loss) per common share	$(1.67)	$0.30	$0.47

A summary of the activity associated with warrants during 2013, 2012 and 2011 is as follows (in thousands):

Warrants
Balance at December 31, 2011	42,676
Retirement of public warrants	(9,635)

Balance at December 31, 2012 and 2013	33,041

Subsequent to December 31, 2013, and through February 28, 2014, no warrants have been exercised.

Note 5 — Long Term Debt

The Company’s long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Credit facility	$335,000	$162,000
Senior notes	400,000	400,000
Unamortized premium on senior notes	1,671	1,865

Total long-term debt	$736,671	$563,865

Credit Facility

Resolute’s credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent (the “Credit Facility”) with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination.

In March 2013, and in connection with the purchase of the Option Properties, the Company entered into the Sixth Amendment to the amended and restated Credit Facility agreement, resulting in a borrowing base increase to $485 million, consisting of a $445 million conforming tranche and a $40 million non-conforming tranche (which expired on May 14, 2013). The Sixth Amendment, among other things, also amended the Maximum Leverage Ratio (defined as the ratio of consolidated indebtedness to Adjusted EBITDA as defined and calculated in the Credit Facility) and extended the maturity date of the revolving Credit Facility from April 2017 to March 2018. In April 2013, the Company entered into the Seventh Amendment to the amended and restated Credit Facility which adjusted the Maximum Leverage Ratio to (a) 4.85:1:00 for the fiscal quarter ending March 31, 2013, (b) 4.50:1.00 for all fiscal quarters ending June 30, 2013 through December 31, 2013, (c) 4.25:1.00 for the fiscal quarter ending March 31, 2014, and (d) 4.00:1.00 for all fiscal quarters ending June 30, 2014 and thereafter. In December 2013, the Company entered into the Eighth Amendment to the amended and restated Credit Facility which adjusted the Maximum Leverage Ratio to 4.50:1.00 for the fiscal quarter ending March 31, 2014. On March 7, 2014, the Company entered into the Ninth Amendment to the amended and restated Credit Facility which redefined and adjusted the Maximum Leverage Ratio to (a) 4.90:1.00 for the fiscal quarters ending March 31, 2014 and June 30, 2014, (b) 4.75:1.00 for the fiscal quarters ending September 30, 2014 and December 31, 2014, and (c) 4.00:1.00 for all quarters thereafter. The Ninth Amendment also provides that as of the last day of each fiscal quarter in 2104, the ratio of senior secured debt as of such date to Adjusted EDITDA for the four quarter period ending on such date may not exceed 2.75:1.00.

Each base rate borrowing under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% (or 3.0% if the Company utilizes any portion of the non-conforming tranche) or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin which ranges from 0.50% to 1.50% (or 2.0% if the Company utilizes any portion of the non-conforming tranche). Each such margin is based on the level of utilization under the borrowing base. In connection with the equity offering that closed in May 2013, the $40 million non-conforming tranche of the borrowing base was automatically terminated, resulting in a borrowing base decrease to $445 million. In July 2013, the Credit Facility borrowing base was further reduced by $30 million, to $415 million, as a result of the disposition of the New Home Properties. In connection with the Eight Amendment, the semi-annual redetermination of the Company’s borrowing base was completed, resulting in its borrowing base remaining at $415 million.

As of December 31, 2013, outstanding borrowings were $335 million under the borrowing base of $415 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at December 31, 2013, and other limitations based upon a multiple of trailing earnings as defined in the Credit Facility. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of December 31, 2013, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.42%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (Level 2 fair value measurement).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at December 31, 2013.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Senior Notes

In April 2012, the Company consummated a private placement of Senior Notes with a principal amount of $250 million, and in December 2012 placed a follow-on issuance of Senior Notes with a principal amount of $150 million. The Senior Notes are due May 1, 2020 and bear an annual interest rate of 8.50% with the interest on the Notes payable semiannually in cash on May 1 and November 1 of each year. Resolute used the $250 million of proceeds from the May 2012 issuance to repay outstanding borrowings under the Credit Facility, with the remainder reserved for general corporate purposes, including capital expenditures. The Company used the $150 million of proceeds from the December 2012 issuance to partially finance the Permian Acquisitions.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of December 31, 2013.

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

The fair value of the Senior Notes at December 31, 2013, was estimated to be $421.8 million based upon data from independent market makers (Level 2 fair value measurement).

For the years ended December 31, 2013, 2012, and 2011, the Company incurred interest expense on long-term debt of $45.2 million, $20.2 million, and $5.1 million, respectively. The Company capitalized $15.9 million, $4.7 million and $1.3 million of interest expense during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 6 — Income Taxes

The following table summarizes the components of the provision for income taxes (in thousands):

	2013	2012	2011
Current income tax benefit (expense)	$16	$(16)	$—
Deferred income tax benefit (expense)	64,663	(11,865)	(17,870)

Total income tax benefit (expense)	$64,679	$(11,881)	$(17,870)

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences as follows (in thousands):

	2013	2012	2011
Expected statutory income tax benefit (expense)	$62,470	$(10,450)	$(16,924)
State income tax benefit (expense)	3,254	(694)	(1,112)
Share-based compensation	(2,031)	(703)	—
Non-deductible executive compensation	(54)	(215)	—
Other	1,040	181	166

Total income tax benefit (expense)	$64,679	$(11,881)	$(17,870)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2013	2012
Current deferred income tax assets:
Derivative financial instruments	$3,914	$8,706
Asset retirement obligation	675	1,275
Equity compensation	2,924	—
Other	817	776

Total current assets	8,330	10,757

Long term deferred income tax assets (liabilities):
Derivative financial instruments	—	2,885
Net operating loss carryovers	62,457	27,565
Asset retirement obligation	11,161	5,874
Startup and organization costs	158	178
Deferred acquisition costs	45	45
Percentage depletion	1,323	1,118
Property and equipment costs	(110,566)	(140,048)
Equity compensation	1,233	2,551
Other	(635)	(2,082)

Total long term liability	(34,824)	(101,914)

Net deferred tax liability	$(26,494)	$(91,157)

The Company has U.S. net operating loss carry forwards of $169.2 million at December 31, 2013, which will begin expiring in 2026. A valuation allowance against deferred tax assets at December 31, 2013 is not considered necessary because in the Company’s opinion it is more likely than not that the deferred tax asset will be fully realized.

The Company previously adopted the accounting for uncertain tax positions per FASB ASC Topic 740, Accounting for Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance requires that the Company recognize in the consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained, based on the technical merits of the position. This guidance had no effect on the Company’s financial position, cash flows or results of operations for 2013, 2012 or 2011 as the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest or penalties related to uncertain tax positions as of December 31, 2013, 2012 or 2011.

The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado, Utah, North Dakota, Texas and New Mexico. The tax years that remain open to examination by the Internal Revenue Service are the years 2009 through 2013. The tax years that remain open to examination by state taxing authorities are 2009 through 2013.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of December 31, 2013 or December 31, 2012.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At December 31, 2013 and 2012, the Company had 76,228,055 and 61,872,694 shares of common stock issued and outstanding, respectively. During the first quarter of 2011, 3,250,000 Earnout Shares vested. Earnout Shares were shares of the Company’s common stock that were issued at the time of the merger between the Company and Hicks Acquisition Company I, Inc. in September 2009. These shares had voting rights and were transferable, but were not registered for resale and were not able to participate in dividends until the trading price of the Company’s common stock exceeded $15.00 per share for 20 consecutive trading days. This target was met and the Earnout Shares vested on February 2, 2011.

During the second quarter 2013, the Company issued 13.3 million shares of common stock in a public offering at $8.00 per share for net proceeds of $101.8 million, after underwriting discounts and commissions. The net proceeds were used to repay outstanding borrowings under the Credit Facility.

During 2013, no warrants were repurchased. During the second quarter of 2012 the Company repurchased 9,634,821 warrants for aggregate consideration of approximately $10.0 million in a private transaction at an average price of $1.04 per warrant. During 2013 and 2012, no warrants were exercised. At December 31, 2013, 33,040,682 warrants remain outstanding.

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

The compensation expense to be recognized for the time-based awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 10% which are updated periodically based on actual employee turnover. During the year ended December 31, 2013, the Company granted 1,570,393 shares of time-based restricted stock to employees and directors, pursuant to the Incentive plan.

The following table summarizes the changes in non-vested time-based awards for the periods presented:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	1,176,890	$12.00	952,920	$14.11	$885,482	$11.40
Granted	1,570,393	10.31	811,080	10.16	488,634	16.88
Vested	(559,763)	12.47	(543,593)	12.83	(374,351)	13.68
Forfeited	(181,799)	11.15	(43,517)	13.18	(46,845)	14.51

Non-vested, end of period	2,005,721	$10.62	1,176,890	$12.00	$952,920	$14.11

During 2013, 2012 and 2011, the Company recorded $11.0 million, $7.2 million and $4.9 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. There was unrecognized compensation expense of approximately $16.3 million at December 31, 2013, which is expected to be recognized over a weighted-average period of 2.1 years.

Performance-Based Awards

For grants made through year-end 2012, performance-based shares generally vest in equal tranches beginning on December 31 of the year of the grant if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price ended on December 31 of the year prior to the grant (which was $11.134 for 2010 grants, $14.227 for 2011 grants and $11.639 for 2012 grants). At the end of each year, the twenty trading day average stock price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year subject to a four year maximum vesting period. These awards are referred to as “Stock Appreciation Awards.” At December 31, 2013, 390,174 of the Stock Appreciation Awards were forfeited by their holders as the four year maximum vesting period for the 2010 grants had expired and the 10% threshold had not been met.

In March 2013, the Compensation Committee awarded 354,517 performance-based restricted shares to executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of 17 peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that do not vest as of the final vesting date will be forfeited on such date.

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

The compensation expense to be recognized for the TSR Awards and Stock Appreciation Awards was measured based on the estimated fair value at the date of grant using a Monte Carlo simulation model and utilizes estimated forfeiture rates between 4% and 15% which are updated periodically based on actual employee turnover.

The valuation model for the Performance-Based Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2011	31.9% - 74.5%	0%	0.63% - 1.77%
2012	32.1% - 33.0%	0%	0.56% - 0.85%
2013	35.0%	0%	0.42%

During 2013, the Company recorded share-based compensation expense related to the TSR Awards of $3.1 million. There was unrecognized compensation expense for TSR Awards of approximately $2.3 million at December 31, 2013, which is expected to be recognized over a weighted-average period of 2.2 years. The following table summarized changes in non-vested TSR Awards for the periods presented.

	2013
	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	—	$—
Granted	354,517	15.91
Vested	—	—
Forfeited	(14,351)	15.91

Non-vested, end of period	340,166	$15.91

During 2013, 2012 and 2011, the Company recorded share-based compensation expense related to the Stock Appreciation Awards of $0.8 million, $2.2 million and $2.9 million, respectively. There was unrecognized compensation expense for the Stock Appreciation Awards of approximately $0.3 million at December 31, 2013, which is expected to be recognized over a weighted-average period of 1.6 years. The following table summarized changes in non-vested Stock Appreciation Awards for the periods presented.

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	895,892	$8.43	600,310	$10.71	436,117	$9.38
Granted	—	—	316,008	4.02	192,903	13.81
Vested	—	—	—	—	(867)	12.64
Forfeited	(61,147)	7.82	(20,426)	7.56	(27,483)	14.51
Expired	(390,174)	9.38	—	—	—	—

Non-vested, end of period	444,571	$7.60	895,892	$8.43	600,310	$10.71

Note 8 — Asset Retirement Obligation

Resolute’s estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised that ranges between 7% and 12%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells. Asset retirement obligations are valued utilizing Level 3 fair value measurement inputs.

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented, (in thousands):

	December 31,
	2013	2012
Asset retirement obligations at beginning of period	$19,155	$16,553
Additional liability incurred / acquired	2,165	2,872
Accretion expense	1,327	1,003
Liabilities settled	(1,573)	(1,273)
Revisions to previous estimates	10,915	—

Asset retirement obligations at end of period	31,989	19,155
Less: current asset retirement obligations	(1,825)	(3,417)

Long-term asset retirement obligations	$30,164	$15,738

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

During 2013, the Company paid $10.7 million to restructure or terminate certain 2013 derivative contacts. The Company will incur premium payments associated with the oil collars and options of $5.0 million in 2014. As of December 31, 2013, the fair value of the Company’s commodity derivatives was a net liability of $10.6 million.

The following table represents Resolute’s commodity swap contracts as of December 31, 2013:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Year	Bbl per Day	Weighted Average Swap Price Per Bbl	MMBtu per Day	Weighted Average Swap Price Per MMBtu
2014	5,500	$92.94	5,000	$4.165

The following table represents Resolute’s two-way commodity collar contracts as of December 31, 2013:

	Oil (NYMEX WTI)
Year	Bbl per Day	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl
2014	1,500	$65.00	$110.00

The following table represents Resolute’s commodity call and put option contracts as of December 31, 2013:

	Oil (NYMEX WTI)
Year	Bought Call Bbl per Day	Weighted Average Bought Call Price Per Bbl	Bought Put Bbl per Day	Weighted Average Bought Put Price Per Bbl	Sold Put Bbl Per Day	Weighted Average Sold Put Price Per Bbl
2014	2,500	$108.66	1,200	$85.00	3,700	$70.68

The following table represents Resolute’s three-way commodity collar contracts as of December 31, 2013:

	Oil (NYMEX WTI)
Year	Bbl Per Day	Weighted Average Short Put Price Per Bbl	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl
2014	2,000	$70.00	$85.00	$100.83

The following table represents Resolute’s basis swaps as of December 31, 2013:

	Gas (Rocky Mountain (CIG)
Year	MMBtu per Day	Weighted Average Price Differential per MMBtu
2014	1,000	$0.590

Subsequent to December 31, 2013, the Company entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
Swap	Swap Bbl per Day	Weighted Average Swap Price Per Bbl
January 1, 2015 – June 30, 2015	1,000	$90.31
2015	3,000	$89.05

	Oil (NYMEX WTI)
Two-Way Collar	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price Per Bbl
2015	1,000	$84.17	$92.10

	Gas (NYMEX Henry Hub)
Three-Way Collar	MMBtu Per Day	Weighted Average Short Put Price Per MMBtu	Weighted Average Floor Price Per MMBtu	Weighted Average Ceiling Price Per MMBtu
January 1, 2015 – March 31, 2015	5,000	$3.75	$4.50	$5.55

Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty for financial reporting purposes. See Note 10 for the location and fair value amounts of Resolute’s commodity derivative instruments reported in the consolidated balance sheets at December 31, 2013.

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Other income (expense):
Commodity derivative settlements	$(35,812)	$(22,920)	$(20,799)
Mark-to-market gain	20,476	28,096	15,478

Commodity derivative instruments gain (loss)	$(15,336)	$5,176	$(5,321)

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

The maximum amount of loss in the event of all counterparties defaulting is $0.6 million as of December 31, 2013, due to the set off provisions noted above.

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

As of December 31, 2013, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its options. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.

The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2013 and December 31, 2012 (in thousands):

	Level 2
Description	December 31, 2013	December 31, 2012
Assets
Derivative instruments, current	$1,378	$8,523
Other long term assets	—	475

Total assets	$1,378	$8,998

Liabilities
Derivative instruments, current	$11,955	$31,847
Other long term liabilities	—	8,204

Total liabilities	$11,955	$40,051

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

Future minimum CO2 purchase commitments as of December 31, 2013, under this purchase agreement, based on prices and volumes in effect at December 31, 2013, are as follows (in thousands):

Year	CO2 Purchase Commitments
2014	$30,899
2015	30,899
2016	12,291

Total	$74,089

Operating Leases

For 2013, 2012 and 2011, month-to-month office facilities rental payments charged to expense were approximately $2.0 million, $1.5 million and $1.1 million, respectively. Future rental payments for office facilities under the terms of non-cancelable operating leases as of December 31, 2013, were approximately $1.1 million in 2014, $3.0 million in 2015 and 2016 and $7.7 million in 2017 and thereafter.

The Company is also party to several field equipment and compressor leases used in the CO2 project. Total gross future rental payments under the terms of these leases amount to annual payments of $3.2 million in 2014, $2.2 million in 2015, $1.6 million in 2016, $1.5 million in 2017 and total lease obligations of $0.2 million thereafter. Additionally, the Company is party to vehicle lease agreements with commitments in 2014, 2015, 2016 and 2017 of $1.0 million, $0.6 million, $0.3 million and $0.1 million, respectively. The Company’s net rental expense for 2013, 2012 and 2011 was $2.9 million, $2.6 million and $2.5 million, respectively.

Escrow Funding Agreement

Under the terms of Resolute’s predecessor Company’s purchase of working interests in Greater Aneth from ExxonMobil Corporation (the “ExxonMobil Properties”) in 2006, Resolute and NNOGC were required to fund an escrow account sufficient to complete abandonment, well plugging, site restoration and related obligations arising from ownership of the acquired interests. The contribution net to the Company’s working interest, is included in “other assets: restricted cash” in the consolidated balance sheets at December 31, 2013. The Company is required to make additional deposits to the escrow account annually. From 2014 through 2016, Resolute must fund approximately $1.6 million per year. In years after 2016, the Company must fund additional payments averaging approximately $0.9 million per year until 2031. Total contributions from the date of acquisition through 2031 will aggregate $26.0 million. Annual interest earned in the escrow account, if any, becomes part of the balance and reduces the payment amount required for funding the escrow account each year. As of December 31, 2013, the Company has funded the 2013 annual contractual amount of approximately $1.6 million required to meet its future obligation.

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

Note 12 — Supplemental Oil and Gas Information (unaudited)

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

Costs incurred during 2013, 2012 and 2011 related to oil and gas property acquisition, exploration and development activities, including the fair value of oil and gas properties acquired in the Resolute Transaction are summarized as follows (in thousands):

	2013	2012	2011
Acquisition costs
Proved	$155,958	$166,951	$53,577
Unproved	121,362	125,059	26,135
Exploration costs	150,072	120,570	72,730
Development costs*	97,308	100,579	77,210

Total	$524,700	$513,159	$229,652

*	Includes $20.0 million, $16.2 million and $15.8 million of acquired CO2 during 2013, 2012 and 2011, respectively.

Capitalized Costs of Oil and Gas Properties

Net capitalized costs related to Resolute’s oil and gas producing activities at December 31, 2013 and December 31, 2012 were as follows (in thousands):

	2013	2012
Proved oil and gas properties	$1,544,942	$1,231,167
Unevaluated oil and gas properties, not subject to amortization	274,420	185,579
Accumulated depletion, depreciation and amortization	(491,279)	(189,578)

Oil and gas properties, net	$1,328,083	$1,227,168

Oil and Gas Reserve Quantities

The reserve data as of December 31, 2013 was prepared by Resolute. Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers audited all properties. Users of this information should be aware that the process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions to be made in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure reserves estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Presented below is a summary of the changes in estimated reserves (in thousands):

	Oil (Bbl)	Gas (Mcf)	NGL (Bbl)	Oil Equivalent (Boe)(1)
Proved reserves as of January 1 , 2011	50,232	39,098	7,919	64,669
Purchases of minerals in place	1,811	5,251	1,340	4,026
Production	(2,299)	(3,415)	(17)	(2,885)
Extensions, discoveries and other additions	1,204	890	—	1,352
Sales of minerals in place	(291)	(8)	—	(293)
Revisions of previous estimates	2,184	(6,659)	(3,145)	(2,071)

Proved reserves as of December 31, 2011	52,841	35,157	6,097	64,798
Purchase of minerals in place	9,463	10,375	2,182	13,374
Production	(2,773)	(3,567)	(41)	(3,409)
Extensions, discoveries and other additions (2)	4,115	3,400	243	4,924
Sales of minerals in place	(2,391)	(735)	(203)	(2,717)
Revisions of previous estimates	1,302	3,091	(14)	1,804

Proved reserves as of December 31, 2012	62,557	47,721	8,264	78,774
Purchase of minerals in place	4,592	10,821	1,422	7,818
Production	(3,499)	(4,565)	(207)	(4,467)
Extensions, discoveries and other additions (2)	4,038	6,128	746	5,805
Sales of minerals in place	(5,124)	(3,379)	(219)	(5,906)
Revisions of previous estimates (3)	(15,053)	(14,337)	(5,189)	(22,630)

Proved reserves as of December 31, 2013	47,511	42,389	4,817	59,394

Proved developed reserves:
As of December 31, 2013	38,791	29,488	3,136	46,842
As of December 31, 2012	39,288	25,568	2,668	46,217
As of December 31, 2011	32,347	17,523	1,603	36,871
Proved undeveloped reserves:
As of December 31, 2013	8,720	12,901	1,681	12,552
As of December 31, 2012	23,268	22,153	5,596	32,557
As of December 31, 2011	20,494	17,634	4,494	27,927

1)	In accordance with SEC and Financial Accounting Standards Board (“FASB”) requirements, our estimated net proved reserves and standardized measure at December 31, 2013, were determined utilizing prices equal to the respective twelve-month unweighted arithmetic average of first day of the month prices, resulting in an average NYMEX West Texas Intermediate oil price of $96.94 per Bbl for the Aneth Properties and Plains Marketing, L.P. West Texas Intermediate oil price of $93.42 per Bbl for the Permian and Wyoming Properties, and an average Henry Hub spot market gas price of $3.67 per one million British thermal units (“MMBtu”). At December 31, 2012 and 2011, we used an average NYMEX West Texas Intermediate oil price of $94.71 and $96.19 per Bbl, and an average Henry Hub spot market gas price of $2.76 and $4.12 per MMBtu, respectively.
2)	Extensions, discoveries and other additions in 2013 are primarily related to new wells drilled and new proved undeveloped reserve locations in the Permian Basin and in 2012 were related to new proved undeveloped reserve locations in Williston Basin in North Dakota and in Aneth Field in Utah and new wells drilled in the Permian Basin in Texas.
3)	Decreases in proved reserves associated with revisions of previous estimates resulted from management’s decision to allocate more of its 2014 capital expenditures toward exploitation drilling of higher expected rates-of-return horizontal wells in the Permian Basin and less capital towards development projects in Aneth Field. Deferral of these projects to 2015 and beyond reduced proved undeveloped reserves by approximately 25 MMBoe, as these projects are no longer expected to be converted to developed reserves within five years after their initial recognition as proved reserves as required under SEC rules, offset by approximately 3 MMBoe converted to proved developed during 2013. The deferred projects (the remaining portion of Aneth Unit Phase 4 CO2 injection, approximately 8 MMBoe; the remaining portion of McElmo Unit DCIIC CO2 injection, approximately 8 MMBoe; and Aneth Field membrane plant, approximately 7 MMBoe) will be again eligible for classification as proved undeveloped reserves, at such time as management adopts a definitive plan to complete the projects.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

The following summarizes the policies used in the preparation of the accompanying oil and gas reserves disclosures, standardized measures of discounted future net cash flows from proved oil and gas reserves and the reconciliations of standardized measures at December 31, 2013. The information disclosed is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to Resolute’s interest in oil and gas properties as of December 31, 2013. Proved reserves are estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

	December 31,
	2013	2012	2011
	(in thousands)
Future cash inflows	$4,647,000	$5,983,000	$5,190,000
Future production costs	(2,050,000)	(2,678,000)	(2,081,000)
Future development costs	(547,000)	(832,000)	(648,000)
Future income taxes	(398,000)	(645,000)	(733,000)

Future net cash flows	1,652,000	1,828,000	1,728,000
10% annual discount for estimated timing of cash flows	(759,000)	(956,000)	(912,000)

Standardized measure of discounted future net cash flows	$893,000	$872,000	$816,000

The principal sources of change in the standardized measure of discounted future net cash flows are:

	December 31,
	2013	2012	2011
	(in thousands)
Standardized measure, beginning of year	$872,000	$816,000	$587,000
Sales of oil and gas produced, net of production costs	(206,000)	(157,000)	(105,000)
Net changes in prices and production costs	61,000	(201,000)	274,000
Purchases of minerals in place	106,000	205,000	43,000
Sales of minerals in place	(84,000)	(49,000)	(5,000)
Previously estimated development costs incurred during the year	89,000	102,000	64,000
Extensions and discoveries	111,000	105,000	25,000
Changes in estimated future development costs	(64,000)	(102,000)	(65,000)
Revisions of previous quantity estimates	(203,000)	39,000	11,000
Accretion of discount	79,000	77,000	60,000
Net change in income taxes	67,000	72,000	(53,000)
Changes in timing and other	65,000	(35,000)	(20,000)

Standardized measure, end of year	$893,000	$872,000	$816,000

Note 13 — Quarterly Financial Data (unaudited)

The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2013 and 2012. (in thousands except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Year Ended December 31, 2013:
Revenue	$78,897	$89,116	$89,085	$92,681
Operating expenses	(68,885)	(74,389)	(70,055)	(270,318)

Income (loss) from operations	10,012	14,727	19,030	(177,637)
Net income (loss)	(3,049)	9,023	(2,674)	(117,106)
Earnings (loss) per common share:
Basic	$(0.05)	$0.14	$(0.04)	$(1.60)
Diluted	$(0.05)	$0.14	$(0.04)	$(1.60)
Weighted average common shares outstanding:
Basic	59,802	66,782	73,100	73,123
Diluted	59,802	66,782	73,100	73,123

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Year Ended December 31, 2012:
Revenue	$63,540	$64,479	$63,393	$66,856
Operating expenses	(49,684)	(53,856)	(56,018)	(58,526)

Income from operations	13,856	10,623	7,375	8,330
Net income (loss)	(742)	22,822	(2,479)	(1,625)
Earnings (loss) per common share:
Basic	$(0.01)	$0.38	$(0.04)	$(0.03)
Diluted	$(0.01)	$0.37	$(0.04)	$(0.03)
Weighted average common shares outstanding:
Basic	59,400	59,405	59,431	59,447
Diluted	59,400	60,865	59,431	59,447