Form 10-Q
period 2014-03-31
Resolute Energy Corp
filed 2014-05-12
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 77,921,375 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected development opportunities; expectations regarding our development activities and drilling plans, particularly with respect to our Permian Properties (as defined in this Quarterly Report), the expected benefits to be realized from newly acquired properties including our ability to achieve the growth we expect from acquisitions; our plans for capital expenditures and the sources of such funding. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2013, and such things as:

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

Additionally, the SEC requires oil and gas companies, in filings made with the SEC, to disclose proved reserves, which are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and governmental regulations. The SEC permits the optional disclosure of probable and possible reserves. From time to time, we may elect to disclose “probable” reserves and “possible” reserves, excluding their valuation, in our SEC filings, press releases and investor presentations. The SEC defines “probable” reserves as “those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.” The SEC defines “possible” reserves as “those additional reserves that are less certain to be recovered than probable reserves.” The Company applies these definitions when estimating probable and possible reserves. Statements of reserves are only estimates and may not correspond to the ultimate quantities of oil and gas recovered. Any reserve estimates or potential resources provided in our public filings, press releases and investor presentations that are not specifically designated as being estimates of proved reserves may include estimated reserves not necessarily calculated in accordance with, or contemplated by, the SEC’s reserves reporting guidelines.

The SEC’s rules prohibit us from including resource estimates in our public filings with the SEC. Our potential resource estimations include estimates of hydrocarbon quantities for (i) new areas for which we do not have sufficient information to date to classify as proved, probable or even possible reserves, (ii) other areas to take into account the low level of certainty of recovery of the resources and (iii) uneconomic proved, probable or possible reserves. Potential resource estimates do not take into account the certainty of resource recovery and are therefore not indicative of the expected future recovery and should not be relied upon for such purpose. Potential resources might never be recovered and are contingent on exploration success, technical improvements in drilling access, commerciality and other factors. In our press releases and investor presentations, we sometimes include estimates of quantities of oil and gas using certain terms, such as “resource,” “resource potential,” “EUR,” “oil in place,” or other descriptions of volumes of reserves, which terms include quantities of oil and gas that may not meet the SEC definition of proved, probable and possible reserves. These estimates are by their nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being recovered by Resolute. The Company believes its potential resource estimates are reasonable, but such estimates have not been reviewed by independent engineers. Furthermore, estimates of potential resources may change significantly as development provides additional data, and actual quantities that are ultimately recovered may differ substantially from prior estimates.

Finally, 24 hour peak IP rates and 30 day peak IP rates for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history and not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose.

You are urged to consider closely the disclosure in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, in particular the factors described under “Risk Factors.”

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$900	$19
Accounts receivable	66,845	94,358
Deferred income taxes	8,177	8,330
Derivative instruments	493	1,378
Prepaid expenses and other current assets	1,138	1,152

Total current assets	77,553	105,237

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	282,796	274,420
Proved	1,571,411	1,544,942
Other property and equipment	9,183	8,069
Accumulated depletion, depreciation and amortization	(525,889)	(494,642)

Net property and equipment	1,337,501	1,332,789

Other assets:
Restricted cash	18,220	18,219
Deferred financing costs	11,615	12,265
Other assets	615	299

Total assets	$1,445,504	$1,468,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,164	$32,601
Accrued expenses	77,715	81,478
Accrued interest payable	14,240	5,739
Asset retirement obligations	1,812	1,825
Derivative instruments	13,263	11,955

Total current liabilities	127,194	133,598

Long term liabilities:
Credit facility	320,000	335,000
Senior notes, net of accumulated premium amortization of $255 at March 31, 2014 and $204 at December 31, 2013	401,620	401,671
Asset retirement obligations	30,665	30,164
Deferred income taxes	33,565	34,824
Other long term liabilities	992	—

Total liabilities	914,036	935,257

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,912,813 and 76,228,055 shares at March 31, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	633,286	631,822
Accumulated deficit	(101,826)	(98,278)

Total stockholders’ equity	531,468	533,552

Total liabilities and stockholders’ equity	$1,445,504	$1,468,809

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Oil	$80,605	$72,936
Gas	7,986	4,535
Natural gas liquids	2,287	1,426

Total revenue	90,878	78,897

Operating expenses:
Lease operating	28,654	25,212
Production and ad valorem taxes	10,598	10,223
Depletion, depreciation, amortization, and asset retirement obligation accretion	31,908	24,882
General and administrative	8,643	8,568

Total operating expenses	79,803	68,885

Income from operations	11,075	10,012

Other income (expense):
Interest expense, net	(7,796)	(8,081)
Commodity derivative instruments loss	(7,934)	(6,786)
Other income	1	3

Total other expense	(15,729)	(14,864)

Loss before income taxes	(4,654)	(4,852)
Income tax benefit	1,106	1,803

Net loss	$(3,548)	$(3,049)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	73,540	59,802

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-in		Total Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance as of January 1, 2014	76,228	$8	$631,822	$(98,278)	$533,552
Issuance of stock, restricted stock and share-based compensation	1,868	—	2,956	—	2,956
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(183)	—	(1,492)	—	(1,492)
Net loss	—	—	—	(3,548)	(3,548)

Balance as of March 31, 2014	77,913	$8	$633,286	$(101,826)	$531,468

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(3,548)	$(3,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	31,908	24,882
Amortization of deferred financing costs and senior notes premium	599	603
Share-based compensation	2,890	2,502
Commodity derivative instruments loss	7,934	6,786
Commodity derivative settlements	(4,750)	(6,892)
Deferred income taxes	(1,106)	(1,803)
Change in operating assets and liabilities:
Accounts receivable	27,570	(12,820)
Other current assets	24	788
Accounts payable and accrued expenses	(7,370)	8,535
Accrued interest payable Accrued interest payable	8,501	8,859

Net cash provided by operating activities	62,652	28,391

Investing activities:
Oil and gas exploration and development expenditures `	(48,998)	(43,531)
Purchase of oil and gas properties	—	(256,977)
Proceeds from sale of oil and gas properties and other	4,805	50,222
Purchase of other property and equipment	(1,114)	(398)
Restricted cash	(1)	1,843
Other	29	(4,978)

Net cash used in investing activities	(45,279)	(253,819)

Financing activities:
Proceeds from bank borrowings	106,000	279,000
Repayments of bank borrowings	(121,000)	(51,000)
Redemption of restricted stock for employee income taxes	(1,492)	—
Payment of financing costs	—	(1,865)

Net cash provided by (used in) financing activities	(16,492)	226,135

Net increase in cash and cash equivalents	881	707
Cash and cash equivalents at beginning of period	19	934

Cash and cash equivalents at end of period	$900	$1,641

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. The Company’s asset base is comprised of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in west Texas and southeast New Mexico and the Big Horn and Powder River Basins in Wyoming. The Company conducts all of its activities in the United States of America.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include Resolute and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2013. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated subsequent events that occurred after the balance sheet date, through the date of filing.

Significant Accounting Policies

The significant accounting policies followed by Resolute are set forth in Resolute’s consolidated financial statements for the year ended December 31, 2013. These unaudited condensed consolidated financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2013.

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

Significant estimates with regard to the condensed consolidated financial statements include proved oil and gas reserve volumes and the related present value of estimated future net cash flows used in the ceiling test applied to capitalized oil and gas properties; asset retirement obligations; valuation of derivative assets and liabilities; the estimated fair value and allocation of the purchase price related to business combinations; share-based compensation expense; depletion, depreciation and amortization; accrued liabilities; revenue and related receivables and income taxes.

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas operations. Accounting rules require Resolute to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects.

At March 31, 2014, the calculated value of the ceiling limitation exceeded the carrying value of Resolute’s oil and gas properties subject to the test and no impairment was necessary. However, if there is a negative impact on one or more of the components of the calculation, including market prices of oil and gas, including differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur a full cost ceiling impairment related to its oil and gas properties in future periods.

Note 3 — Acquisitions and Divestitures

Permian Property Acquisitions

On December 28, 2012, the Company purchased properties in the Wolfberry play in the Midland Basin portion of the Permian Basin in Midland and Ector counties, Texas, for a purchase price of approximately $133 million. Concurrently with that transaction, the Company acquired, for additional consideration of $6 million, the option to buy the balance of the working interest in and operatorship of the properties under substantially the same terms as the initial transaction (the “Option Properties”). On March 22, 2013, the Company exercised the option and acquired the Option Properties for $258 million, net of the option fee, after customary purchase price adjustments, which were estimated at closing. Revenue and expenses related to the acquired properties are included in the consolidated statement of operations beginning on the closing date of the respective transaction. Together, the December 2012 and March 2013 acquisitions, which the Company refers to as the “Permian Acquisitions,” were accounted for using the acquisition method.

The purchase price of the Option Properties was comprised of the following (in thousands):

2013
Purchase price	$258,000

The Company has completed its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the following table presents the final purchase price allocation of the Option Properties at December 31, 2013, based on the fair values of assets acquired and liabilities assumed (in thousands):

2013
Proved oil and gas properties	$93,000
Unproved oil and gas properties	167,000
Asset retirement obligations assumed	(2,000)

Total purchase price	$258,000

Pro Forma Financial Information

The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the purchase of the Option Properties in March 2013 had occurred on January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of the Option Properties had taken place at the beginning of the earliest periods presented or that may result in the future. The pro forma adjustments made utilize certain assumptions that Resolute believes are reasonable based on the available information.

The unaudited pro forma financial information for the quarter ended March 31, 2013, combine the historical results of the Option Properties and Resolute (in thousands, except per share amounts):

Three Months Ended March 31, 2013
Revenue	$89,955
Revenue in excess of operating expenses	52,634
Net loss	(486)
Basic and diluted net loss per share	$(0.01)

Aneth Field Transactions

During the second quarter of 2012, Resolute and Navajo Nation Oil and Gas Company (“NNOGC”) entered into an amendment to their Cooperative Agreement. Among other changes, this amendment allowed NNOGC to exercise options to purchase 10% of the Company’s interest in the Aneth Field Properties. These options were exercised for cash consideration of $100 million. Resolute entered into a purchase and sale agreement relating to the exercise of the options which provided that the transaction be closed and paid for in two equal transfers, each for 5% of Resolute’s interest in the properties. The first transfer took place in July 2012 and the second transfer took place in January 2013, each with an effective date of January 1, 2012.

The Cooperative Agreement amendment also provides for the cancellation of a second set of options held by NNOGC to purchase an additional 10% interest in the Aneth Field Properties and stipulates that NNOGC has one remaining option to purchase an additional 10% of Resolute’s interest in the Aneth Field Properties. The remaining option is exercisable in July 2017 at the then-current fair market value of such interest at that time. No gain or loss was recognized upon these sales as it did not represent a significant portion of the Company’s oil and gas properties and did not significantly alter the relationship of capitalized costs and proved reserves.

Sale of New Home Properties

On June 27, 2013, the Company entered into a purchase and sale agreement with HRC Energy, LLC, a Colorado limited liability company, and a wholly-owned subsidiary of Halcón Resources Corporation, a Delaware corporation, effective March 1, 2013, to dispose of certain Bakken properties located in Williams County, North Dakota (the “New Home Properties”) and other non-operated Bakken properties for proceeds of $70.1 million. The transaction closed on July 15, 2013, and net proceeds received were recorded as a reduction to the capitalized costs of the Company’s oil and gas properties.

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Potential dilutive warrants	—	—
Potential dilutive restricted stock	2,826	1,634
Anti-dilutive securities	35,867	34,675

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,548)	$(3,049)
Basic weighted average common shares outstanding	73,540	59,802
Add: dilutive effect of non-vested restricted stock	—	—
Add: dilutive effect of outstanding warrants	—	—

Diluted weighted average common shares outstanding	73,540	59,802

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Credit facility	$320,000	$335,000
Senior notes	400,000	400,000
Unamortized premium on senior notes	1,620	1,671

Total long-term debt	$721,620	$736,671

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

In March 2013, and in connection with the purchase of the Option Properties, the Company entered into the Sixth Amendment to the amended and restated Credit Facility agreement, resulting in a borrowing base increase to $485 million, consisting of a $445 million conforming tranche and a $40 million non-conforming tranche (which expired on May 14, 2013). The Sixth Amendment, among other things, also extended the maturity date of the revolving Credit Facility from April 2017 to March 2018. On March 7, 2014, the Company entered into the Ninth Amendment to the amended and restated Credit Facility which redefined and adjusted the Maximum Leverage Ratio to (a) 4.90:1.00 for the fiscal quarters ending March 31, 2014, and June 30, 2014, (b) 4.75:1.00 for the fiscal quarters ending September 30, 2014, and December 31, 2014, and (c) 4.00:1.00 for all quarters thereafter. The Ninth Amendment also provided that as of the last day of each fiscal quarter in 2014, the ratio of senior secured debt as of such date to Adjusted EDITDA for the four quarter period ending on such date may not exceed 2.75:1.00.

Each base rate borrowing under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% (or 3.0% if the Company utilizes any portion of the non-conforming tranche) or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin which ranges from 0.50% to 1.50% (or 2.0% if the Company utilizes any portion of the non-conforming tranche). Each such margin is based on the level of utilization under the borrowing base. In March 2014, the Company entered into the Tenth Amendment to the amended and restated Credit Facility agreement. In connection with the Tenth Amendment, the semi-annual redetermination of the Company’s borrowing base was completed, resulting in a borrowing base of $425 million, consisting of a $400 million conforming tranche and a $25 million non-conforming tranche (which non-conforming tranche will expire no later than the Company’s next borrowing base redetermination date). The Tenth Amendment also required that the Company enter into commodity derivative agreements by March 31, 2014, on production of not less than 5,100 barrels of oil per day in the aggregate for the fiscal year ending December 31, 2015, at a weighted average price floor of not less than $84.17 per barrel. This requirement was satisfied in the first quarter of 2014.

As of March 31, 2014, outstanding borrowings were $320 million under the borrowing base of $425 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at March 31, 2014. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of March 31, 2014, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.41%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (Level 2 fair value measurement).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at March 31, 2014.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of March 31, 2014.

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

The fair value of the Senior Notes at March 31, 2014, was estimated to be $419.5 million based upon data from independent market makers (Level 2 fair value measurement).

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense on long-term debt of $7.8 million and $8.1 million, respectively. The Company capitalized $3.8 million and $2.7 million of interest expense during the quarters ended March 31, 2014 and 2013, respectively.

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the quarters ended March 31, 2014 and 2013, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. The lower effective rate in 2014 relates primarily to the permanent differences in the fair value of share-based compensation expensed under GAAP and the realized value deductible for income tax purposes.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended March 31,
	2014	2013
Current income tax benefit (expense)	$—	$—
Deferred income tax benefit	1,106	1,803

Total income tax benefit	$1,106	$1,803

The Company had no reserve for uncertain tax positions as of March 31, 2014. A valuation allowance against deferred tax assets at March 31, 2014 and 2013, is not considered necessary because in the Company’s opinion it is more likely than not that the deferred tax asset will be fully realized.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of March 31, 2014, or December 31, 2013.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At March 31, 2014, and December 31, 2013, the Company had 77,912,813 and 76,228,055 shares of common stock issued and outstanding, respectively.

During the second quarter of 2013, the Company issued 13.3 million shares of common stock in a public offering at $8.00 per share resulting in net proceeds of $101.8 million, after underwriting discounts and commissions. The net proceeds were used to repay outstanding borrowings under the Credit Facility.

During the first quarter of 2014 and 2013, no warrants were repurchased or exercised. At March 31, 2014, 33,040,682 warrants remain outstanding.

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

The compensation expense recognized for the time-based awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 10% which are updated periodically based on actual employee turnover. During the quarter ended March 31, 2014, the Company granted 1,379,717 shares of time-based restricted stock to employees and directors, pursuant to the Incentive plan.

For the quarters ended March 31, 2014 and 2013, the Company recorded $2.5 million and $2.0 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. There was unrecognized compensation expense of approximately $25.0 million at March 31, 2014, which is expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes the changes in non-vested time-based awards for the quarter ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	2,005,721	$10.62
Granted	1,379,717	9.19
Vested	(491,373)	10.50
Forfeited	(17,893)	10.05

Non-vested, end of period	2,876,172	$9.96

Performance-Based Awards

For grants made through year-end 2012, performance-based shares generally vest in equal tranches beginning on December 31 of the year of the grant if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price ended on December 31 of the year prior to the grant (which was $14.227 for 2011 grants and $11.639 for 2012 grants). At the end of each year, the twenty trading day average stock price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year subject to a four year maximum vesting period. These awards are referred to as “Stock Appreciation Awards.”

For the quarters ended March 31, 2014 and 2013, the Company recorded share-based compensation expense related to the Stock Appreciation Awards of $0.1 million and $0.2 million, respectively. There was unrecognized compensation expense for the Stock Appreciation Awards of approximately $0.2 million at March 31, 2014, which is expected to be recognized over a weighted-average period of 1.4 years. The following table summarizes the changes in non-vested Stock Appreciation Awards for the three month period ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	444,571	$7.60
Granted	—	—
Vested	—	—
Forfeited	(2,010)	7.79

Non-vested, end of period	442,561	$7.60

In March 2014, the Compensation Committee awarded 487,819 performance-based restricted shares to executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of seventeen peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that have not vested as of the final vesting date will be forfeited on such date.

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

The valuation model for the TSR Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2013	35.0%	0%	0.42%
2014	39.4%	0%	0.69%

For the quarters ended March 31, 2014 and 2013, the Company recorded share-based compensation expense related to the TSR Awards of $0.3 million and $0.3 million, respectively. There was unrecognized compensation expense for TSR Awards of approximately $8.2 million at March 31, 2014, which is expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes the changes in non-vested TSR Awards for the three month period ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	340,166	$15.91
Granted	487,819	13.32
Vested	(63,387)	15.91
Forfeited	—	—

Non-vested, end of period	764,598	$14.26

Note 8 — Asset Retirement Obligation

Resolute’s estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised, that ranges between 7% and 12%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells. Asset retirement obligations are valued utilizing Level 3 fair value measurement inputs. The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Asset retirement obligations at beginning of period	$31,989	$19,155
Additional liability incurred / acquired	—	402
Accretion expense	661	318
Liabilities settled	(173)	(193)

Asset retirement obligations at end of period	32,477	19,682
Less: current asset retirement obligations	(1,812)	(3,390)

Long-term asset retirement obligations	$30,665	$16,292

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

As of March 31, 2014, the fair value of the Company’s commodity derivatives was a net liability of $13.8 million.

The following table represents Resolute’s commodity swap contracts as of March 31, 2014:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price Per Bbl	MMBtu per Day	Weighted Average Swap Price Per MMBtu
Apr – Dec 2014	5,500	$92.94	5,000	$4.165
Jan – Dec 2015	4,100	$88.93	—	—

The following table represents Resolute’s two-way commodity collar contracts as of March 31, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl
Apr – Dec 2014	1,500	$65.00	$110.00
Jan – Dec 2015	1,000	$84.17	$92.10

The following table represents Resolute’s commodity call and put option contracts as of March 31, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bought Call Bbl per Day	Weighted Average Bought Call Price Per Bbl	Bought Put Bbl per Day	Weighted Average Bought Put Price Per Bbl	Sold Put Bbl Per Day	Weighted Average Sold Put Price Per Bbl
Apr – Dec 2014	2,500	$108.66	1,200	$85.00	3,700	$70.68

The following table represents Resolute’s three-way oil collar contracts as of March 31, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl Per Day	Weighted Average Short Put Price Per Bbl	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl
Apr – Dec 2014	2,000	$70.00	$85.00	$100.83

The following table represents Resolute’s three-way gas collar contracts as of March 31, 2014:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu Per Day	Weighted Average Short Put Price Per MMBtu	Weighted Average Floor Price Per MMBtu	Weighted Average Ceiling Price Per MMBtu
Jan – Mar 2015	5,000	$3.75	$4.50	$5.55

The following table represents Resolute’s basis swaps as of March 31, 2014:

	Gas (Rocky Mountain CIG)
Remaining Term	MMBtu per Day	Weighted Average Price Differential per MMBtu
Apr – Dec 2014	1,000	$0.590

Subsequent to March 31, 2014, Resolute entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
Call Option	Sold Call Bbl Per Day	Weighted Average Sold Call Per Bbl
May – Dec 2014	1,200	$97.00

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Other income (expense):
Commodity derivative settlements	$(4,750)	$(6,892)
Mark-to-market gain (loss)	(3,184)	106

Commodity derivative instruments loss	$(7,934)	$(6,786)

Credit Risk and Contingent Features in Derivative Instruments

Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are lenders under Resolute’s Credit Facility. Accordingly, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute generally has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2014, and December 31, 2013 (in thousands):

	Level 2
	March 31, 2014	December 31, 2013
Assets
Derivative instruments, current	$493	$1,378
Other long term assets	—	—

Total assets	$493	$1,378

Liabilities
Derivative instruments, current	$13,263	$11,955
Other long term liabilities	992	—

Total liabilities	$14,255	$11,955

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

Future minimum CO2 purchase commitments as of March 31, 2014, under this purchase agreement, based on prices in effect at March 31, 2014, are as follows (in thousands):

Year	CO2 Purchase Commitments
2014	$18,349
2015	26,567
2016	24,420
2017	1,103

Total	$70,439

Lease Obligations

During the first quarter of 2014, the Company entered into a new office lease agreement for the Denver corporate office. The lease expires in June 2022. Total rental commitments for the office space are $8.6 million at March 31, 2014. The future minimum lease payments under this non-cancelable lease are as follows: $0.6 million in 2015, $1.2 million in 2016 and 2017 and $5.7 million in 2018 and thereafter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the accompanying financial statements and the related notes contained elsewhere in this report. References to “Resolute,” “the Company,” “we,” “ours,” and “us” refer to Resolute Energy Corporation and its subsidiaries.

Overview

We are a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our asset base is comprised of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in west Texas and southeast New Mexico (the “Permian Properties”) and the Big Horn and Powder River Basins in Wyoming (the “Wyoming Properties”). Our primary operational focus is on increasing reserves and production from these properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian Properties, and through carefully targeted exploration activities in our Wyoming Properties. We also expect to engage in opportunistic acquisitions.

As of December 31, 2013, our estimated net proved reserves were approximately 59.4 million equivalent barrels of oil (“MMBoe”), of which approximately 79% and 57% were proved developed reserves and proved developed producing reserves, respectively. Approximately 80% of our net proved reserves were oil and approximately 88% were oil and natural gas liquids (“NGL”). The December 31, 2013, pre-tax present value discounted at 10% of our net proved reserves was $1,054 million and the standardized measure of our estimated net proved reserves was $893 million. We focus our efforts on increasing reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flow from existing operations are dependent on a variety of factors including commodity prices, exploitation and recovery activities and our ability to manage our overall cost structure at a level that allows for profitable operation.

Our management uses a variety of financial and operational measurements to analyze our operating performance, including but not limited to, production levels, pricing and cost trends, reserve trends, operating and general and administrative expenses, operating cash flow and Adjusted EBITDA. The analysis of these measurements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Aneth Field Properties

Our largest asset, constituting 59% of our net proved reserves as of December 31, 2013, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we owned working interests of 62%, 68% and 59%, respectively, at March 31, 2014. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

Permian Properties

Our Permian Properties, constituting 33% of net proved reserves as of December 31, 2013, are located in the Permian Basin of west Texas and southeast New Mexico, and are divided between three principal project areas. Our project area located in the Midland Basin portion of the Permian Basin, in Howard, Martin, Midland and Ector counties, primarily targets the Wolfcamp and Spraberry formations with secondary objectives in the Mississippian, Cline and Dean formations. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, primarily targets the Wolfcamp and Bone Spring formations. Our third project area, the Northwest Shelf in Lea County, New Mexico, is centered on conventional production in Denton, Gladiola and South Knowles fields where we are focused on improving field-level economics through production enhancements and operating cost reductions. We also believe upside exists in these properties through well deepenings and infill drilling. Historic drilling activity in our Midland and Delaware basin project areas has focused on vertical wells with completions in multiple pay zones. Recently the industry has increased its focus on horizontal drilling, primarily in the Wolfcamp formation, as well as the Spraberry and Cline formations in the Midland Basin and the Bone Spring formation in the Delaware Basin. We anticipate that our drilling activity in these areas will be increasingly focused on horizontal drilling activity targeting these same formations.

During the first quarter of 2014, we completed 3 gross (1.4 net) wells on our Permian Properties. We were in the process of drilling 1 gross (1.0 net) well and had 2 gross (1.5 net) wells awaiting completion operations at quarter end.

On December 28, 2012, we purchased an undivided 32.35% interest in certain oil and gas properties from RSP Permian, LLC and certain other sellers (“RSP”) containing proved reserves of approximately 5.4 MMBoe in the Midland Basin portion of the Permian Basin in Midland and Ector counties, Texas, for a purchase price of approximately $133 million, which included a $6 million fee paid in exchange for the option to acquire the remaining 67.65% interest in the RSP properties. This fee was nonrefundable but would be applied towards the purchase price if the option were to be exercised. On March 22, 2013, we exercised our option and acquired the remaining 67.65% interest in the RSP properties. The purchase price for the acquired properties, which we refer to as our Gardendale area, was $258 million, net of the option fee, after customary purchase price adjustments, which were estimated at closing. The RSP acquisitions included approximately 4,700 gross (4,600 net) acres and 80 producing wells and facilities for gathering, water sourcing and water disposal. The acreage is largely held by production. We believe that growth potential exists from approximately 23 gross prospective horizontal locations with multiple targets in the Wolfcamp, Spraberry and Atoka formations, along with potentially 85 recompletion opportunities across the entire acreage position in the Midland Basin.

Wyoming Properties

Hilight Field, constituting 8% of net proved reserves as of December 31, 2013, is located in the Powder River Basin in Campbell County, Wyoming. We have an inventory of low risk re-stimulation and infill drilling projects which we expect will moderate the natural decline of this field. Hilight Field is located in a basin experiencing transformation due to horizontal drilling targeting oil-bearing formations such as the Turner, Niobrara and Mowry. Along with these unconventional opportunities, the Powder River Basin continues to see exploration activity targeting the conventional Minnelusa formation. We have focused our geological, geophysical and engineering efforts to prepare for testing these formations. These activities have included a 3D seismic survey of the field and the review of our extensive log data and data from operators drilling wells in close proximity to Hilight. In the fourth quarter of 2013, we successfully completed a horizontal well in the Turner/Frontier formation. The well delivered a 24 hour peak production rate of 1,134 Boe per day, a 30 day peak production rate of 679 Boe per day and continues to produce strongly in 2014. Based on this success, we plan to drill additional appraisal wells in the Turner/Frontier formation in 2014. We believe there may be as many as 40 drilling locations in the Turner/Frontier inside our existing leasehold. We plan to collect additional petrophysical data in the Parkman, Shannon, Sussex and Niobrar during our 2014 drilling program.

Divestiture of North Dakota Properties

During 2013, we divested all of our non-operated properties located in the Bakken trend of North Dakota through three separate transactions for net proceeds of approximately $70.1 million. During March 2014, we divested our remaining operated properties in North Dakota for approximately $4.8 million.

Factors That Significantly Affect Our Financial Results

Revenue, cash flow from operations and future growth depend on many factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Historical oil prices have been volatile and are expected to fluctuate widely in the future. Sustained periods of low prices for oil and lower realized prices for our oilcould materially and adversely affect our financial position, our results of operations, the quantities of oil and gas that we can economically produce, and our ability to obtain capital.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the quarter ended March 31, 2014, in comparison to results for the quarter ended March 31, 2013.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net Sales:
Total sales (MBoe)	1,134	1,047
Average daily sales (Boe/d)	12,598	11,633
Average Sales Prices ($/Boe):
Average sales price (excluding commodity derivative settlements)	$80.15	$75.36
Operating Expenses ($/Boe):
Lease operating	$25.27	$24.08
Production and ad valorem taxes	9.35	9.76
General and administrative	7.62	8.18
General and administrative (excluding non-cash compensation expense)	5.24	5.90
Depletion, depreciation, amortization and accretion	28.14	23.77

Quarter Ended March 31, 2014, Compared to the Quarter Ended March 31, 2013

Revenue. Revenue from oil and gas activities increased by 15% to $90.9 million during 2014, from $78.9 million during 2013. Of the $12.0 million increase in revenue, approximately $6.6 million was attributable to increased production and $5.4 million in increased commodity pricing. Average sales price for the quarter, excluding derivative settlements, increased from $75.36 per Boe in 2013 to $80.15 per Boe in 2014, primarily as a function of increased commodity pricing. Sales volumes increased 8% during 2014 as compared to 2013, from 1,047 MBoe to 1,134 MBoe. The majority of the production increase was due to wells associated with the Permian Acquisitions and drilling activities during 2013 and 2014.

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

Lease operating expenses increased to $28.7 million during 2014, from $25.2 million during 2013. The $3.5 million, or 14%, increase was attributable to additional operating expenses associated with the Permian Acquisitions and increased operational activity in the Permian Basin. On a per-unit basis, lease operating expense increased 5%, from $24.08 to $25.27.

Production and ad valorem taxes in 2014 of $10.6 million were consistent with 2013 and were less on a per-unit basis, due to decreased ad valorem tax estimates and increased revenue in areas with lower tax rates. Production and ad valorem taxes were 11.7% of total revenue in 2014 versus 13.0% of total revenue in 2013.

General and administrative expenses include the costs of employees and executive officers, related benefits, share-based compensation, office leases, professional fees, general corporate overhead and other costs not directly associated with field operations. We monitor our general and administrative expenses carefully, attempting to balance the cash effect of incurring general and administrative costs against the related benefits with a focus on hiring and retaining highly qualified staff who can add value to our asset base.

General and administrative expenses of $8.6 million in 2014 were consistent with 2013 and were less on a per-unit basis. However, increases of $0.3 million in share-based compensation were offset by decreases of $0.3 million in salaries and wages. Cash-based general and administrative expense decreased from $6.2 million to $5.9 million, or 4%.

Depletion, depreciation, amortization and accretion expenses increased to $31.9 million during 2014, as compared to $24.9 million during 2013. The $7.0 million, or 28%, increase is principally due to increased production and an increase in the depletion, depreciation and amortization rate as a result of the decrease in proved undeveloped reserves at year end 2013 due to the SEC five-year development rule. On a per-unit basis, depreciation, amortization and accretion expenses increased from $23.77 per Boe in 2013 to $28.14 per Boe in 2014.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2014, the loss on oil and gas commodity derivatives was $7.9 million, consisting of $4.7 million of derivative settlements and $3.2 million of mark-to-market losses. During 2013, the loss on oil and gas commodity derivatives was $6.8 million, consisting of $6.9 million of derivative settlements and $0.1 million of mark-to-market gains on oil and gas derivatives.

Interest expense in 2014 decreased to $7.8 million from the $8.0 million recorded in 2013. The $0.2 million decrease in interest expense was primarily due to $1.1 million of increased capitalized interest as a result of higher unproved property balances, offset by $0.9 million in increased interest expense due to increased levels of borrowings and other. The components of our interest expense are as follows (in thousands):

	Year Ended March 31,
	2014	2013
8.50% senior notes	$8,500	$8,500
Credit facility	2,707	1,649
Amortization of deferred financing costs and senior notes premium	599	603
Other, net	(220)	(3)
Capitalized interest	(3,790)	(2,668)

Total interest expense	$7,796	$8,081

Income Tax Benefit (Expense). Income tax benefit recognized during 2014 was $1.1 million, or 23.8% of the loss before income taxes, as compared to an income tax benefit of $1.8 million, or 37.2% of the loss before income taxes in 2013. The lower effective rate in 2014 relates primarily to the permanent differences in the fair value of share-based compensation expensed under GAAP and the realized value deductible for income tax purposes.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our credit facility, proceeds from warrant exercises, proceeds from the issuance of Senior Notes (defined below) and sales of non-strategic oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the quarters ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$62,652	$28,391
Cash used in investing activities	(45,279)	(253,819)
Cash provided by (used in) financing activities	(16,492)	226,135

Net cash provided by operating activities was $62.7 million for the first quarter of 2014 compared to $28.4 million for the 2013 period. The increase in net cash provided by operating activities in 2014 over 2013 was primarily due to an increase in revenue from oil and gas activities and changes in working capital.

We plan to reinvest a sufficient amount of our cash flow into our development operations in order to maintain our production over the long term, and plan to use external financing sources as well as cash flow from operations and cash reserves to increase our production.

Net cash used in investing activities was $45.3 million in 2014 compared to $253.8 million in 2013. The primary investing activity in 2014 was cash used for capital expenditures of $49.0 million. Capital expenditures consisted of $10.3 million in compression and facility and drilling projects in Aneth Field, $3.9 million in CO2 acquisition, $33.1 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $1.3 million in recompletion and drilling activities in our Wyoming Properties. Capital divestitures included $4.8 million of proceeds from the sale of certain operated properties in the Bakken trend of North Dakota. The 2013 capital expenditures consisted of $257 million paid to acquire additional interest in the Permian Properties, $5.1 million in compression and facility and drilling projects in Aneth Field, $5.1 million in CO2 acquisition, $21.6 million in drilling activities and infrastructure projects in the Permian Basin of west Texas, $7.1 million in drilling and completion activities in the Bakken trend of North Dakota and $1.5 million in recompletion and drilling activities in our Wyoming Properties. Capital divestitures included $50.2 million of proceeds from the sale of certain interests in Aneth Field to Navajo Nation Oil and Gas Company in January 2013. A portion of these capital costs were accrued and not paid at period end.

Net cash used in financing activities was $16.5 million in 2014 compared to net cash provided of $226.1 million in 2013. The primary financing activity in 2014 was net repayments on borrowings of $15.0 million under the Credit Facility (defined below). The primary financing activity in 2013 was $228.0 million in net borrowings under the Credit Facility.

If cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Credit Facility, issuances of debt and equity securities or from other sources, such as asset sales. We have in place an effective shelf registration pursuant to which an aggregate of $394 million of any such equity or debt securities could be issued. There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by a reduced borrowing base, or restrictions in the covenants in our Credit Facility or our Senior Notes (defined below). If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain production or proved reserves.

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

In March 2013, and in connection with the purchase of the Option Properties, we entered into the Sixth Amendment to the amended and restated Credit Facility agreement, resulting in a borrowing base increase to $485 million, consisting of a $445 million conforming tranche and a $40 million non-conforming tranche (which expired on May 14, 2013). The Sixth Amendment, among other things, also extended the maturity date of the revolving Credit Facility from April 2017 to March 2018. On March 7, 2014, we entered into the Ninth Amendment to the amended and restated Credit Facility which redefined and adjusted the Maximum Leverage Ratio to (a) 4.90:1.00 for the fiscal quarters ending March 31, 2014, and June 30, 2014, (b) 4.75:1.00 for the fiscal quarters ending September 30, 2014, and December 31, 2014, and (c) 4.00:1.00 for all quarters thereafter. The Ninth Amendment also provided that as of the last day of each fiscal quarter in 2014 the ratio of senior secured debt as of such date to Adjusted EBITDA as defined in the Credit Facility for the four quarter period ending on such date may not exceed 2.75:1.00.

Each base rate borrowing under the Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% (or 3.0% if the Company utilizes any portion of the non-conforming tranche) or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin which ranges from 0.50% to 1.50% (or 2.0% if the Company utilizes any portion of the non-conforming tranche). Each such margin is based on the level of utilization under the borrowing base. In March 2014, we entered into the Tenth Amendment to the amended and restated Credit Facility agreement. In connection with the Tenth Amendment, the semi-annual redetermination of our borrowing base was completed, resulting in a borrowing base of $425 million, consisting of a $400 million conforming tranche and a $25 million non-conforming tranche (which non-conforming tranche will expire no later than our next borrowing base redetermination date). The Tenth Amendment also required that we enter into commodity derivative agreements by March 31, 2014, on production of not less than 5,100 barrels of oil per day in the aggregate for the fiscal year ending December 31, 2015, at a weighted average price floor of not less than $84.17 per barrel. This requirement was satisfied in the first quarter of 2014

As of March 31, 2014 outstanding borrowings were $320 million under the borrowing base of $425 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at March 31, 2014. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company

As of March 31, 2014, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.41%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (See Note 5 to the Consolidated Financial Statements).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all terms and covenants of the Credit Facility at March 31, 2014.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from our subsidiaries, except those imposed by applicable law.

Senior Notes

In April 2012, we consummated a private placement of senior notes with a principal amount of $250 million, and a follow on issuance of senior notes with a principal amount of $150 million. The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the notes is payable semiannually in cash on May and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of March 31, 2014.

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

Contractual Obligations

During the first quarter of 2014, the Company entered into a new office lease agreement for the Denver corporate office. The lease expires in June 2022. Total rental commitments for the office space are $8.6 million at March 31, 2014. The future minimum lease payments under this non-cancelable lease are as follows: $0.6 million in 2015, $1.2 million in 2016 and 2017 and $5.7 million in 2018 and thereafter.

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

Under the terms of our credit agreement the form of derivative instruments to be entered into is at our discretion, not to exceed (i) for the next two years, 85% of our anticipated production from proved properties and (ii) for the subsequent three years, the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties, utilizing economic parameters specified in our credit agreement, including escalated prices and costs.

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all but one of which are members of Resolute’s Credit Facility bank syndicate at March 31, 2014. As of March 31, 2014, the fair value of our commodity derivatives was a net liability of $13.8 million.

The following table represents our commodity swap contracts as of March 31, 2014:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price Per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price Per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2014	5,500	$92.94	$(5,454)	5,000	$4.165	$(402)
Jan – Dec 2015	4,100	$88.93	$(1,288)	—	$—	$—

The following table represents our two-way commodity collar contracts as of March 31, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2014	1,500	$65.00	$110.00	$(3,780)
Jan – Dec 2015	1,000	$84.17	$92.10	$(345)

The following table represents our commodity call and put option contracts as of March 31, 2014:

	Oil (NYMEX WTI)
RemainingTerm	Bought Call Bbl Per Day	Weighted Average Bought Call Price Per Bbl	Bought Put Bbl per Day	Weighted Average Bought Put Price Per Bbl	Sold Put Bbl Per Day	Weighted Average Sold Put Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2014	2,500	$108.66	1,200	$85.00	3,700	$70.68	$(1,171)

The following table represents our three-way oil collar contracts as of March 31, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl Per Day	Weighted Average Sold Put Price Per Bbl	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2014	2,000	$70.00	$85.00	$100.83	$(1,233)

The following table represents our three-way gas collar contracts as of March 31, 2014:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu Per Day	Weighted Average Short Put Price Per MMBtu	Weighted Average Floor Price Per MMBtu	Weighted Average Ceiling Price Per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jan – Mar 2015	5,000	$3.75	$4.50	$5.55	$24

The following table represents our basis swaps as of March 31, 2014:

	Gas (Rocky Mountain CIG)
Remaining Term	MMBtu per Day	Weighted Average Price Differential per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2014	1,000	$0.590	$(112)

Subsequent to March 31, 2014, we entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
Call Option	Sold Call Bbl Per Day	Weighted Average Sold Call Per Bbl
May – Dec 2014	1,200	$97.00

Interest Rate Risk

At March 31, 2014, we had $320 million of outstanding debt under the Credit Facility. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2014, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended March 31, 2014, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013. These risks are not the only risks facing the Company.

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	May 12, 2014

/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	May 12, 2014