Form 10-Q
period 2014-06-30
Resolute Energy Corp
filed 2014-08-11
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34464

RESOLUTE ENERGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0659371
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1700 Lincoln Street, Suite 2800 Denver, CO	80203
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2014, 77,893,499 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, expected development opportunities; expectations regarding future production at Aneth Field and expectations regarding our development activities and drilling plans particularly with respect to our Permian Properties and Wyoming Properties (each as defined in this Quarterly Report); our negotiation of a new contract with Western; our hedging plans; our plans for capital expenditures and the sources of such funding. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2013, and such things as:

•	risks associated with all of our Aneth Field oil production being purchased by a single customer and connected to such customer with a pipeline that we do not own or control;

•	volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations and liquidity and the discovery, estimation and development of, and our ability to replace oil and gas reserves;

•	our future cash flow, liquidity and financial position;

•	the success of our business and financial strategy, derivative strategies and plans;

•	the amount, nature and timing of our capital expenditures, including future development costs;

•	our relationship with the Navajo Nation, the local community in the area where we operate Aneth Field, and Navajo Nation Oil and Gas Company, as well certain purchase rights held by Navajo Nation Oil and Gas Company;

•	potential delays in the upgrade of third-party electrical infrastructure serving Aneth Field and potential power supply limitations;

•	a lack of available capital and financing, including the capital needed to pursue our production and other plans for our properties, on acceptable terms, including as a result of a reduction in the borrowing base under our credit facility;

•	the effectiveness and results of our CO2 flood program at Aneth Field;

•	the impact of any U.S. or global economic recession;

•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;

•	the success of the development plan for and production from our oil and gas properties;

•	the timing and amount of future production of oil and gas;

•	the completion, timing and success of exploratory drilling on our properties;

•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;

•	risks and uncertainties in the application of available horizontal drilling and completion techniques;

•	uncertainty surrounding occurrence and timing of identifying drilling locations and necessary capital to drill such locations;

•	our ability to fund and develop our estimated proved undeveloped reserves;

•	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;

•	inaccuracy in reserve estimates and expected production rates;

•	our operating costs and other expenses;

•	our success in marketing oil and gas;

•	competition in the oil and gas industry;

•	the concentration of our producing properties in a limited number of geographic areas;

•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;

•	our relationships with the local communities in the areas where we operate;

•	the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations, including changes in Navajo Nation laws, and the potential for increased regulation of drilling and completion techniques, underground injection or fracing operations;

•	the availability of water and our ability to adequately treat and dispose of water after drilling and completing wells;

•	potential changes to regulations affecting derivatives instruments;

•	the success of our derivatives program;

•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;

•	environmental liabilities under existing or future laws and regulations;

•	developments in oil and gas producing countries;

•	loss of senior management or key technical personnel;

•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;

•	timing of installation of gathering infrastructure in areas of new exploration and development;

•	potential breakdown of equipment and machinery relating to the Aneth compression facility;

•	our ability to achieve the growth and benefits we expect from our acquisitions;

•	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;

•	acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us, and the risk that any opportunity currently being pursued will fail to consummate or encounter material complications;

•	risks related to our level of indebtedness;

•	our ability to fulfill our obligations under the senior notes;

•	constraints imposed on our business and operations by our credit agreement and our senior notes to generate sufficient cash flow to repay our debt obligations;

•	losses possible from pending or future litigation;

•	risk factors discussed or referenced in this report; and

•	other factors, many of which are beyond our control.

Additionally, the SEC requires oil and gas companies, in filings made with the SEC, to disclose proved reserves, which are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, under existing economic conditions, operating methods and governmental regulations. The SEC permits the optional disclosure of “probable” and “possible” reserves. From time to time, we may elect to disclose probable reserves and possible reserves, excluding their valuation, in our SEC filings, press releases and investor presentations. The SEC defines “probable” reserves as “those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.” The SEC defines “possible” reserves as “those additional reserves that are less certain to be recovered than probable reserves.” The Company applies these definitions when estimating probable and possible reserves. Statements of reserves are only estimates and may not correspond to the ultimate quantities of oil and gas recovered. Any reserve estimates or potential resources disclosed in our public filings, press releases and investor presentations that are not specifically designated as being estimates of proved reserves may include estimated reserves not necessarily calculated in accordance with, or contemplated by, the SEC’s reserves reporting guidelines.

The SEC’s rules prohibit us from including resource estimates in our public filings with the SEC. Our potential resource estimations include estimates of hydrocarbon quantities for (i) new areas for which we do not have sufficient information to date to classify as proved, probable or possible reserves, (ii) other areas to take into account the low level of certainty of recovery of the resources and (iii) uneconomic proved, probable or possible reserves. Potential resource estimates do not take into account the certainty of resource recovery and are therefore not indicative of the expected future recovery and should not be relied upon for such purpose. Potential resources might never be recovered and are contingent on exploration success, technical improvements in drilling access, commerciality and other factors. In our press releases and investor presentations, we sometimes include estimates of quantities of oil and gas using certain terms, such as “resource,” “resource potential,” “EUR,” “oil in place,” or other descriptions of volumes of reserves, which terms include quantities of oil and gas that may not meet the SEC definition of proved, probable and possible reserves. These estimates are by their nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being recovered by Resolute. The Company believes its potential resource estimates are reasonable, but such estimates have not been reviewed by independent engineers. Furthermore, estimates of potential resources may change significantly as development provides additional data, and actual quantities that are ultimately recovered may differ substantially from prior estimates.

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

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,235	$19
Accounts receivable	65,854	94,358
Deferred income taxes	11,893	8,330
Derivative instruments	502	1,378
Prepaid expenses and other current assets	904	1,152

Total current assets	80,388	105,237

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	313,502	274,420
Proved	1,587,407	1,544,942
Other property and equipment	9,779	8,069
Accumulated depletion, depreciation and amortization	(556,842)	(494,642)

Net property and equipment	1,353,846	1,332,789

Other assets:
Restricted cash	19,857	18,219
Deferred financing costs	10,974	12,265
Other assets	521	299

Total assets	$1,465,586	$1,468,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,523	$32,601
Accrued expenses	90,549	81,478
Accrued interest payable	6,784	5,739
Asset retirement obligations	1,344	1,825
Derivative instruments	22,571	11,955

Total current liabilities	140,771	133,598

Long term liabilities:
Credit facility	335,000	335,000
Senior notes, net of accumulated premium amortization of $307 at June 30, 2014 and $204 at December 31, 2013	401,568	401,671
Asset retirement obligations	31,174	30,164
Deferred income taxes	30,600	34,824
Other long term liabilities	6,653	—

Total liabilities	945,766	935,257

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,896,193 and 76,228,055 shares at June 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	637,758	631,822
Accumulated deficit	(117,946)	(98,278)

Total stockholders’ equity	519,820	533,552

Total liabilities and stockholders’ equity	$1,465,586	$1,468,809

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Oil	$79,920	$81,680	$160,525	$154,616
Gas	6,175	5,301	14,161	9,836
Natural gas liquids	2,364	2,135	4,651	3,561

Total revenue	88,459	89,116	179,337	168,013

Operating expenses:
Lease operating	29,390	25,588	58,044	50,800
Production and ad valorem taxes	10,015	10,876	20,613	21,099
Depletion, depreciation, amortization, and asset retirement obligation accretion	31,625	28,796	63,533	53,678
General and administrative	10,497	9,129	19,140	17,697

Total operating expenses	81,527	74,389	161,330	143,274

Income from operations	6,932	14,727	18,007	24,739

Other income (expense):
Interest expense, net	(7,577)	(7,181)	(15,373)	(15,262)
Commodity derivative instruments gain (loss)	(22,164)	6,841	(30,098)	55
Other income	8	15	9	18

Total other expense	(29,733)	(325)	(45,462)	(15,189)

Income (loss) before income taxes	(22,801)	14,402	(27,455)	9,550
Income tax benefit (expense)	6,681	(5,379)	7,787	(3,576)

Net income (loss)	$(16,120)	$9,023	$(19,668)	$5,974

Net income (loss) per common share:
Basic and diluted	$(0.22)	$0.14	$(0.27)	$0.09
Weighted average common shares outstanding:
Basic and diluted	73,843	66,782	73,692	63,322

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2014	76,228	$8	$631,822	$(98,278)	$533,552
Issuance of stock, restricted stock and share-based compensation	1,960	—	7,482	—	7,482
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(292)	—	(1,546)	—	(1,546)
Net loss	—	—	—	(19,668)	(19,668)

Balance as of June 30, 2014	77,896	$8	$637,758	$(117,946)	$519,820

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$(19,668)	$5,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	63,533	53,678
Amortization of deferred financing costs and senior notes premium	1,188	1,245
Share-based compensation	7,342	7,123
Commodity derivative instruments loss (gain)	30,098	(55)
Commodity derivative settlements	(12,053)	(13,775)
Deferred income taxes	(7,787)	3,576
Change in operating assets and liabilities:
Accounts receivable	28,634	(14,174)
Other current assets	258	592
Accounts payable and accrued expenses	(858)	20,039
Accrued interest payable	1,045	301

Net cash provided by operating activities	91,732	64,524

Investing activities:
Oil and gas exploration and development expenditures `	(90,502)	(117,592)
Purchase of oil and gas properties	—	(256,977)
Proceeds from sale of oil and gas properties and other	4,728	50,252
Purchase of other property and equipment	(1,710)	(598)
Restricted cash	(1,638)	204
Other	152	2,548

Net cash used in investing activities	(88,970)	(322,163)

Financing activities:
Proceeds from bank borrowings	227,000	384,000
Repayments of bank borrowings	(227,000)	(226,000)
Redemption of restricted stock for employee income taxes	(1,546)	(39)
Payment of financing costs	—	(2,137)
Proceeds from issuance of common stock, net of underwriters discounts and commissions	—	101,760

Net cash provided by (used in) financing activities	(1,546)	257,584

Net increase (decrease) in cash and cash equivalents	1,216	(55)
Cash and cash equivalents at beginning of period	19	934

Cash and cash equivalents at end of period	$1,235	$879

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

At June 30, 2014, the calculated value of the ceiling limitation exceeded the carrying value of Resolute’s oil and gas properties subject to the test and no impairment was necessary. However, if in future periods there is a negative impact on one or more of the components of the calculation, including market prices of oil and gas, differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur a full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Permian Property Acquisitions

On December 28, 2012, the Company purchased properties in the Midland Basin portion of the Permian Basin in Midland and Ector counties, Texas, for a purchase price of approximately $133 million. Concurrently with that transaction, the Company acquired, for additional consideration of $6 million, the option to buy the balance of the working interest in and operatorship of the properties under substantially the same terms as the initial transaction (the “Option Properties”). On March 22, 2013, the Company exercised the option and acquired the Option Properties for $258 million, net of the option fee, after customary purchase price adjustments, which were estimated at closing. Revenue and expenses related to the acquired properties are included in the consolidated statement of operations beginning on the closing date of the respective transaction. Together, the December 2012 and March 2013 acquisitions, which the Company refers to as the “Permian Acquisitions,” were accounted for using the acquisition method.

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

The unaudited pro forma financial information for the three and six months ended June 30, 2013, combine the historical results of the Option Properties and Resolute (in thousands, except per share amounts):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue	$89,116	$179,071
Revenue in excess of operating expenses	52,652	105,286
Net income	9,023	8,537
Basic and diluted net loss per share	$0.14	$0.13

Aneth Field Transactions

During the second quarter of 2012 Resolute and Navajo Nation Oil and Gas Company (“NNOGC”) entered into an amendment to their Cooperative Agreement. Among other changes, this amendment allowed NNOGC to exercise options to purchase 10% of certain interests owned by the Company in the Aneth Field Properties. These options were exercised for cash consideration of $100 million. Resolute entered into a purchase and sale agreement relating to the exercise of the options which provided that the transaction be closed and paid for in two equal transfers, each for 5% of certain interests owned by Resolute in the properties. The first transfer took place in July 2012 and the second transfer took place in January 2013, each with an effective date of January 1, 2012.

The Cooperative Agreement amendment also provides for the cancellation of a second set of options held by NNOGC to purchase an additional 10% on certain interests in the Aneth Field Properties and stipulates that NNOGC has one remaining option to purchase an additional 10% of certain interests owned by Resolute in the Aneth Field Properties. The remaining option is exercisable in July 2017 at the then-current fair market value of such interest at that time. No gain or loss was recognized upon these sales as it did not represent a significant portion of the Company’s oil and gas properties and did not significantly alter the relationship of capitalized costs and proved reserves.

Sale of New Home Properties

On June 27, 2013, the Company entered into a purchase and sale agreement with HRC Energy, LLC, a Colorado limited liability company and a wholly-owned subsidiary of Halcón Resources Corporation, a Delaware corporation, effective March 1, 2013, to dispose of certain Bakken properties located in Williams County, North Dakota (the “New Home Properties”) and other non-operated Bakken properties, for proceeds of $70.1 million. The transaction closed on July 15, 2013, and net proceeds received were recorded as a reduction to the capitalized costs of the Company’s oil and gas properties.

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Potential dilutive warrants	—	—	—	—
Potential dilutive restricted stock	3,598	2,874	3,214	2,258
Anti-dilutive securities	36,639	33,041	36,255	33,041

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(16,120)	$9,023	$(19,668)	$5,974
Basic weighted average common shares outstanding	73,843	66,782	73,692	63,322
Add: dilutive effect of non-vested restricted stock	—	—	—	—
Add: dilutive effect of outstanding warrants	—	—	—	—

Diluted weighted average common shares outstanding	73,843	66,872	73,692	63,322

Basic and diluted net income (loss) per common share	$(0.22)	$0.14	$(0.27)	$0.09

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Credit facility	$335,000	$335,000
8.50% senior notes	400,000	400,000
Unamortized premium on senior notes	1,568	1,671

Total long-term debt	$736,568	$736,671

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

In March 2013, we entered into the Sixth Amendment, which among other things, extended the maturity date of the revolving Credit Facility from April 2017 to March 2018. On March 7, 2014, the Company entered into the Ninth Amendment to the amended and restated Credit Facility which redefined and adjusted the Maximum Leverage Ratio to (a) 4.90:1.00 for the fiscal quarters ending March 31, 2014, and June 30, 2014, (b) 4.75:1.00 for the fiscal quarters ending September 30, 2014, and December 31, 2014, and (c) 4.00:1.00 for all quarters thereafter. The Ninth Amendment also provided that as of the last day of each fiscal quarter in 2014, the ratio of senior secured debt as of such date to Adjusted EDITDA for the four quarter period ending on such date may not exceed 2.75:1.00.

In March 2014, the Company entered into the Tenth Amendment to the amended and restated Credit Facility agreement. In connection with the Tenth Amendment, the semi-annual redetermination of the Company’s borrowing base was completed, resulting in a borrowing base of $425 million, consisting of a $400 million conforming tranche and a $25 million non-conforming tranche (which non-conforming tranche will expire no later than the Company’s next borrowing base redetermination date). The Tenth Amendment also required that the Company enter into commodity derivative agreements by March 31, 2014, on production of not less than 5,100 barrels of oil per day in the aggregate for the fiscal year ending December 31, 2015, at a weighted average floor price of not less than $84.17 per barrel. This requirement was satisfied during the first quarter of 2014.

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

As of June 30, 2014, outstanding borrowings were $335 million, with a borrowing base of $425 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at June 30, 2014. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of June 30, 2014, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.46%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (Level 2 fair value measurement).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at June 30, 2014.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Senior Notes

In April 2012 the Company consummated a private placement of senior notes with a principal amount of $250 million, and in December 2012 placed a follow-on issuance of senior notes with a principal amount of $150 million (the “Notes” or “Senior Notes”). The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the Notes payable semiannually in cash on May 1 and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of June 30, 2014.

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

The fair value of the Senior Notes at June 30, 2014, was estimated to be $419.0 million based upon data from independent market makers (Level 2 fair value measurement).

For the three months ended June 30, 2014 and 2013, the Company incurred interest expense on long-term debt of $7.6 million and $7.2 million, respectively. For the six months ended June 30, 2014 and 2013, the Company incurred interest expense on long-term debt of $15.4 million and $15.3 million, respectively. The Company capitalized $4.0 million and $4.7 million of interest expense during the three months ended June 30, 2014 and 2013, respectively. The Company capitalized $7.8 million and $7.3 million of interest expense during the six months ended June 30, 2014 and 2013, respectively.

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2014 and 2013, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. The lower effective rate in 2014 relates to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to the permanent differences in the fair value of share-based compensation expensed under GAAP and the realized value deductible for income tax purposes.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current income tax benefit (expense)	$—	$—	$—	$—
Deferred income tax benefit (expense)	6,681	(5,379)	7,787	(3,576)

Total income tax benefit (expense)	$6,681	$(5,379)	$7,787	$(3,576)

The Company had no reserve for uncertain tax positions as of June 30, 2014. A valuation allowance against deferred tax assets at June 30, 2014 and 2013, is not considered necessary because in the Company’s opinion it is more likely than not that the deferred tax asset will be fully realized.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of June 30, 2014, or December 31, 2013.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At June 30, 2014, and December 31, 2013, the Company had 77,896,193 and 76,228,055 shares of common stock issued and outstanding, respectively.

During the second quarter of 2013, the Company issued 13.3 million shares of common stock in a public offering at $8.00 per share resulting in net proceeds of $101.8 million, after underwriting discounts and commissions. The net proceeds were used to repay outstanding borrowings under the Credit Facility.

During the six months ended June 30, 2014 and 2013, no warrants were repurchased or exercised. At June 30, 2014, 33,040,682 warrants remain outstanding.

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

The compensation expense to be recognized for the time-based awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 8% and 10% which are updated periodically based on actual employee turnover. During the six months ended June 30, 2014, the Company granted 1,471,950 shares of time-based restricted stock to employees and directors, pursuant to the Incentive plan.

For both the three months ended June 30, 2014 and 2013, the Company recorded $3.2 million of share-based compensation expense related to time-based awards, net of amounts billed to partners. For the six months ended June 30, 2014 and 2013, the Company recorded $5.7 million and $5.2 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. There was unrecognized compensation expense of approximately $22.4 million at June 30, 2014, which is expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes the changes in non-vested time-based awards for the six month period ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	2,005,721	$10.62
Granted	1,471,950	9.08
Vested	(519,132)	10.35
Forfeited	(116,311)	9.47

Non-vested, end of period	2,842,228	$9.89

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

For the three months ended June 30, 2014 and 2013, the Company recorded share-based compensation expense related to the Stock Appreciation Awards of $0.1 million and $0.5 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded share-based compensation expense related to the Stock Appreciation Awards of $0.1 million and $0.7 million, respectively. There was unrecognized compensation expense for the Stock Appreciation Awards of approximately $0.2 million at June 30, 2014, which is expected to be recognized over a weighted-average period of 1.1 years. The following table summarizes the changes in non-vested Stock Appreciation Awards for the six month period ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	444,571	$7.60
Granted	—	—
Vested	—	—
Forfeited	(5,278)	5.89

Non-vested, end of period	439,293	$7.62

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

For the three months ended June 30, 2014 and 2013, the Company recorded share-based compensation expense related to the TSR Awards of $1.2 million and $1.0 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded share-based compensation expense related to the TSR Awards of $1.5 million and $1.2 million, respectively. There was unrecognized compensation expense for TSR Awards of approximately $7.0 million at June 30, 2014, which is expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes the changes in non-vested TSR Awards for the six month period ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of period	340,166	$15.91
Granted	487,819	13.32
Vested	(63,387)	15.91
Forfeited	—	—

Non-vested, end of period	764,598	$14.26

Note 8 — Asset Retirement Obligation

Resolute’s estimated asset retirement obligation liability is based on estimated economic lives, estimates as to the cost to abandon the wells and facilities in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised, that ranges between 7% and 12%. Revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells. Asset retirement obligations are valued utilizing Level 3 fair value measurement inputs. The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Asset retirement obligations at beginning of period	$31,989	$19,155
Additional liability incurred / acquired	12	398
Accretion expense	1,333	651
Liabilities settled	(816)	(392)

Asset retirement obligations at end of period	32,518	19,812
Less: current asset retirement obligations	(1,344)	(3,190)

Long-term asset retirement obligations	$31,174	$16,622

Note 9 — Derivative Instruments

Resolute enters into commodity derivative contracts to manage its exposure to oil and gas price volatility. Resolute has not elected to designate derivative instruments as hedges under the provisions of FASB ASC Topic 815, Derivatives and Hedging. As a result, these derivative instruments are marked to market at the end of each reporting period and changes in the fair value are recorded in the accompanying consolidated statements of operations. Gains and losses on commodity derivative instruments from Resolute’s price risk management activities are recognized in other income (expense). The cash flows from derivatives are reported as cash flows from operating activities unless the derivative contract is deemed to contain a financing element. Derivatives deemed to contain a financing element would be reported as financing activities in the condensed consolidated statement of cash flows.

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

As of June 30, 2014, the fair value of the Company’s commodity derivatives was a net liability of $28.6 million.

The following table represents Resolute’s commodity swap contracts as of June 30, 2014:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price Per Bbl	MMBtu per Day	Weighted Average Swap Price Per MMBtu
Jul – Dec 2014	5,500	$92.94	5,000	$4.165
Jan – Dec 2015	4,100	$88.93	—	—

The following table represents Resolute’s two-way commodity collar contracts as of June 30, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl
Jul – Dec 2014	1,500	$65.00	$110.00
Jan – Dec 2015	1,000	$84.17	$92.10

The following table represents Resolute’s commodity call and put option contracts as of June 30, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bought Call Bbl per Day	Weighted Average Bought Call Price Per Bbl	Sold Put Bbl Per Day	Weighted Average Sold Put Price Per Bbl
Jul – Dec 2014	2,500	$108.66	2,500	$71.00

The following table represents Resolute’s three-way oil collar contracts as of June 30, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl Per Day	Weighted Average Short Put Price Per Bbl	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl
Jul – Dec 2014	3,200	$70.00	$85.00	$99.39

The following table represents Resolute’s three-way gas collar contracts as of June 30, 2014:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu Per Day	Weighted Average Short Put Price Per MMBtu	Weighted Average Floor Price Per MMBtu	Weighted Average Ceiling Price Per MMBtu
Jan – Mar 2015	5,000	$3.75	$4.50	$5.55

The following table represents Resolute’s basis swaps as of June 30, 2014:

	Gas (Rocky Mountain CIG)
Remaining Term	MMBtu per Day	Weighted Average Price Differential per MMBtu
Jul – Dec 2014	1,000	$0.590

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other income (expense):
Commodity derivative settlements	$(7,303)	$(6,883)	$(12,053)	$(13,775)
Mark-to-market gain (loss)	(14,861)	13,724	(18,045)	13,830

Commodity derivative instruments gain (loss)	$(22,164)	$6,841	$(30,098)	$55

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2014, and December 31, 2013 (in thousands):

	Level 2
	June 30, 2014	December 31, 2013
Assets
Derivative instruments, current	$502	$1,378
Other long term assets	—	—

Total assets	$502	$1,378

Liabilities
Derivative instruments, current	$22,571	$11,955
Other long term liabilities	6,553	—

Total liabilities	$29,124	$11,955

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

Future minimum CO2 purchase commitments as of June 30, 2014, under this purchase agreement, based on prices in effect at June 30, 2014, are as follows (in thousands):

Year	CO2 Purchase Commitments
2014	$12,755
2015	27,603
2016	25,372
2017	1,146

Total	$66,876

Lease Obligations

During the first quarter of 2014 the Company entered into a new office lease agreement for the Denver corporate office. The lease expires in June 2022. Total rental commitments for the office space are $8.6 million at June 30, 2014. The future minimum lease payments under this lease are as follows: $0.6 million in 2015, $1.2 million in 2016 and 2017 and $5.6 million in 2018 through 2022 unless early terminated.

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

Aneth Field Properties

Our largest asset, constituting 59% of our net proved reserves as of December 31, 2013, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we owned working interests of 62%, 68% and 59%, respectively, at June 30, 2014. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

The field is connected by pipeline to a refinery located near Gallup, New Mexico that is owned and operated by Western Refining Southwest, Inc., a subsidiary of Western Refining Inc (“Western”). Western currently purchases all of the oil production from Aneth Field, and in July 2014, we entered into a new oil sales contract that provides for Resolute to retain a price equal to the NYMEX oil price minus a differential of $9.50 per barrel of oil, which represents a premium to market. The contract is scheduled for termination on December 31, 2014. Resolute is currently in negotiations with Western and expects to enter into a new contract covering 2015 through 2016 before the expiration of the existing contract. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or, in early 2015, through the Texas-New Mexico pipeline.

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

During the second quarter of 2014, we completed 4 gross (2.5 net) wells on our Permian Properties, including 3 gross (1.5 net) non-operated vertical wells in the Midland Basin. We were in the process of drilling 1 gross (0.8 net) well and had 2 gross (1.6 net) wells awaiting completion operations at quarter end. All of the operated wells completed, in the process of drilling and awaiting completion are located in the Delaware Basin.

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

Wyoming Properties

Hilight Field, constituting 8% of net proved reserves as of December 31, 2013, is located in the Powder River Basin in Campbell County, Wyoming. Hilight Field is located in a basin experiencing transformation due to horizontal drilling targeting oil-bearing formations such as the Turner, Niobrara, Shannon, Sussex, Parkman and Mowry. Along with these unconventional opportunities, the Powder River Basin continues to see exploration activity targeting the conventional Minnelusa formation. We have focused our geological, geophysical and engineering efforts to prepare for testing these formations. These activities have included a 3D seismic survey of the field and the review of our extensive log data and data from operators drilling wells in close proximity to Hilight. In the fourth quarter of 2013, we successfully completed a horizontal well in the Turner formation. Based on this success, we drilled two additional appraisal wells in the Turner formation in the second quarter of 2014 which we expect to complete during the third quarter of 2014. We believe there may be as many as 45 drilling locations in the Turner inside our existing leasehold. During the drilling of our recent wells, we collected additional petrophysical data in the Parkman, Shannon, Sussex and Niobrara formations.

At quarter end, we were in the process of drilling 1 gross (0.9 net) well and had 1 gross (1.0 net) well awaiting completion operations.

Divestiture of North Dakota Properties

During 2013 we divested all of our non-operated properties located in the Bakken trend of North Dakota through three separate transactions for net proceeds of approximately $70.1 million. During March 2014 we divested our remaining operated properties in North Dakota for approximately $4.8 million.

Factors That Significantly Affect Our Financial Results

Revenue, cash flow from operations and future growth depend on many factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Historical oil prices have been volatile and are expected to fluctuate widely in the future. Sustained periods of low prices for oil and lower realized prices for our oil could materially and adversely affect our financial position, our results of operations, the quantities of oil and gas that we can economically produce, and our ability to obtain capital.

Like all businesses engaged in the exploration for and production of oil and gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a given well decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or gas it produces. We attempt to overcome this natural decline by developing existing properties, implementing secondary and tertiary recovery techniques and by acquiring more reserves than we produce. Our future growth will depend on our ability to enhance production levels from existing reserves and to continue to add reserves in excess of production through exploration, development and acquisition. We will maintain our focus on costs necessary to produce our reserves as well as the costs necessary to add reserves through production enhancement, drilling and acquisitions. Our ability to make capital expenditures to increase production from existing properties and to acquire more reserves is dependent on availability of capital resources, and can be limited by many factors, including the ability to obtain capital in a cost-effective manner and to obtain permits and regulatory approvals in a timely manner.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and six months ended June 30, 2014, in comparison to results for the three and six months ended June 30, 2013.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales:
Total sales (MBoe)	1,120	1,193	2,254	2,240
Average daily sales (Boe/d)	12,311	13,107	12,454	12,374
Average Sales Prices ($/Boe):
Average sales price (excluding commodity derivative settlements)	$78.96	$74.72	$79.56	$75.02
Operating Expenses ($/Boe):
Lease operating	$26.23	$21.45	$25.75	$22.68
Production and ad valorem taxes	8.94	9.12	9.14	9.42
General and administrative	9.37	7.65	8.49	7.90
General and administrative (excluding non-cash compensation expense)	5.61	4.08	5.42	4.93
Depletion, depreciation, amortization and accretion	28.23	24.14	28.19	23.97

Quarter Ended June 30, 2014, Compared to the Quarter Ended June 30, 2013

Revenue. Revenue from oil and gas activities decreased by 1% to $88.5 million during 2014, from $89.1 million during 2013. Of the $0.6 million decrease in revenue, approximately $5.4 million was attributable to decreased production, offset by $4.8 million in increased commodity pricing. Average sales price for the quarter, excluding derivative settlements, increased from $74.72 per Boe in 2013 to $78.96 per Boe in 2014, primarily as a function of increased commodity pricing. Sales volumes decreased 6% during 2014 as compared to 2013, from 1,193 MBoe to 1,120 MBoe. The majority of the production decrease was due to the disposition of the North Dakota Properties, which closed on July 15, 2013.

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

Lease operating expenses increased to $29.4 million during 2014, from $25.6 million during 2013. The $3.8 million, or 15%, increase was attributable to additional operating expenses associated with increased operational activity in the Permian Basin. Costs in most operating areas have been as anticipated during the quarter but operating costs in certain areas of the Permian Basin have exceeded our expectations. The Company has implemented cost reduction initiatives in the Permian Basin that we anticipate will lower per barrel operating costs in the future, although when such savings will be realized cannot be predicted with accuracy. On a per-unit basis, lease operating expense increased 22% from $21.45 in 2013 to $26.23 in 2014.

Production and ad valorem taxes in 2014 of $10.0 million decreased from $10.9 million in 2013 and were less on a per-unit basis, due to decreased ad valorem tax estimates and comparatively greater revenues generated in areas with lower tax rates. Production and ad valorem taxes were 11.3% of total revenue in 2014 versus 12.2% of total revenue in 2013.

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

General and administrative expenses increased to $10.5 million during 2014, as compared to $9.1 million during 2013. The $1.4 million, or 15%, increase in general and administrative expenses primarily resulted from increases of $1.2 million in personnel expenses, $0.2 million in professional services, $0.1 million in corporate overhead, offset by increases in capitalized labor and overhead billings. Cash-based general and administrative expense increased from $4.9 million to $6.3 million, or 29%.

Depletion, depreciation, amortization and accretion expenses increased to $31.6 million during 2014, as compared to $28.8 million during 2013. The $2.8 million, or 10%, increase is principally due to an increase in the depletion, depreciation and amortization rate as a result of the decrease in proved undeveloped reserves at year end 2013 due to the application of the SEC five-year rule for development of proved undeveloped properties. On a per-unit basis, depreciation, amortization and accretion expenses increased from $24.14 per Boe in 2013 to $28.23 per Boe in 2014.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2014, the loss on oil and gas commodity derivatives was $22.2 million, consisting of $7.3 million of derivative settlement losses and $14.9 million of mark-to-market losses. During 2013, the gain on oil and gas commodity derivatives was $6.8 million, consisting of $6.9 million of derivative settlement losses and $13.7 million of mark-to-market gains.

Interest expense in 2014 increased to $7.6 million from the $7.2 million recorded in 2013. The $0.4 million increase in interest expense was primarily due to $0.7 million of decreased capitalized interest, offset by $0.3 million in decreased interest expense due to decreased levels of borrowings and other. The components of our interest expense are as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
8.50% senior notes	$8,500	$8,500
Credit facility	2,412	2,729
Amortization of deferred financing costs and senior notes premium	589	642
Other, net	36	(9)
Capitalized interest	(3,960)	(4,681)

Total interest expense	$7,577	$7,181

Income Tax Benefit (Expense). Income tax benefit recognized during 2014 was $6.7 million, or 29.3% of the loss before income taxes, as compared to income tax expense of $5.4 million, or 37.3% of the income before income taxes in 2013. The lower 2014 benefit rate was attributable to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Six Months Ended June 30, 2014, compared to Six Months Ended June 30, 2013

Revenue. Revenue from oil and gas activities increased by 7% to $179.3 million during 2014, from $168.0 million during 2013. Of the net $11.3 million increase in revenue, approximately $1.1 million was attributable to increased production and $10.2 million of increased commodity pricing. Average sales price for the period, excluding derivative settlements, increased from $75.02 per Boe in 2013 to $79.56 per Boe in 2014, primarily as a function of increased commodity pricing. Sales volumes increased during 2014 as compared to 2013, from 2,240 MBoe to 2,254 MBoe. The increase is primarily due to increased production from the drilling of additional wells in both the Permian as well as the Wyoming Properties, offset by the disposition of the North Dakota Properties, which closed on July 15, 2013.

Operating Expenses. Aggregate lease operating expenses increased to $58.0 million during 2014, from $50.8 million during 2013. The $7.2 million, or 14%, increase was attributable to additional operating expenses associated with the Permian Acquisitions and increased operational activity in the Permian Basin. Costs in most operating areas have been as anticipated during the first six months of 2014 but operating costs in certain areas of the Permian Basin have exceeded our expectations. The Company has implemented cost reduction initiatives in the Permian Basin that we anticipate will lower per barrel operating costs in the future, although when such savings will be realized cannot be predicted with accuracy. On a per-unit basis, lease operating expense increased 14% from $22.68 in 2013 to $25.75 in 2014.

Production and ad valorem taxes decreased to $20.6 million in 2014, versus $21.1 million in 2013, due to decreased ad valorem tax estimates and comparatively greater revenues generated in areas with lower tax rates. Production and ad valorem taxes were 11.5% of total revenue in 2014 versus 12.6% of total revenue in 2013.

Depletion, depreciation, amortization and accretion expenses increased to $63.5 million during 2014, as compared to $53.7 million during 2013. The $9.8 million, or 18%, increase is principally due to an increase in the depletion, depreciation and amortization rate from $23.97 per Boe in 2013 to $28.19 per Boe in 2014 as a result of the decrease in proved undeveloped reserves at year end 2013 due to the application of the SEC five-year rule for development of proved undeveloped properties.

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

General and administrative expenses for Resolute increased to $19.1 million during 2014, as compared to $17.7 million during 2013. The $1.4 million, or 8%, increase in general and administrative expenses resulted from increases of $0.8 million in personnel expenses, $0.3 million in share-based compensation expense, $0.3 million in corporate overhead, $0.2 million in professional services, offset by increases in capitalized labor and overhead billings. On a unit-of-production basis, general and administrative expenses increased 7%. Cash based general and administrative expense increased from $11.0 million to $12.2 million, or 11%.

Other Income (Expense). During 2014, the loss on oil and gas commodity derivatives was $30.1 million, consisting of $12.1 million of derivative settlement losses and $18.0 million of mark-to-market losses. During 2013, the gain on oil and gas commodity derivatives was $0.1 million, consisting of $13.8 million of mark-to-market gains and $13.7 million of derivative settlement losses.

Interest expense in 2014 increased to $15.4 million from the $15.3 million recorded in 2013 as a result of an increase of $0.7 million in interest expense due to increased levels of borrowing, offset by $0.6 million of increased capitalized interest and other. The components of our interest expense were as follows (in thousands).

	Six Months Ended June 30,
	2014	2013
8.50% senior notes	$17,000	$17,000
Credit facility	5,120	4,378
Amortization of deferred financing costs and senior notes premium	1,188	1,245
Other	(185)	(12)
Capitalized interest	(7,750)	(7,349)

	$15,373	$15,262

Income Tax Benefit (Expense). Income tax benefit recognized during 2014 was $7.8 million, or 28.4% of the loss before income taxes, as compared to income tax expense of $3.6 million, or 37.4% of the income before income taxes during 2013. The lower 2014 benefit rate was attributable to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$91,732	$64,524
Cash used in investing activities	(88,970)	(322,163)
Cash provided by (used in) financing activities	(1,546)	257,584

Net cash provided by operating activities was $91.7 million for the first six months of 2014 compared to $64.5 million for the 2013 period. The increase in net cash provided by operating activities in 2014 over 2013 was primarily due to changes in operating assets and liabilities.

We plan to reinvest a sufficient amount of our cash flow into our development operations in order to maintain our production over the long term, and plan to use external financing sources as well as cash flow from operations and cash reserves to increase our production.

Net cash used in investing activities was $89.0 million in 2014 compared to $322.2 million in 2013. The primary investing activity in 2014 was cash used for capital expenditures of $90.5 million. Capital expenditures consisted primarily of $15.0 million in compression and facility and drilling projects in Aneth Field, $8.0 million in CO2 acquisition, $64.0 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $3.3 million in recompletion and drilling activities in our Wyoming Properties. Capital divestitures included $4.8 million of proceeds from the sale of certain operated properties in the Bakken trend of North Dakota. The 2013 capital expenditures consisted of $257 million paid to acquire additional interest in the Permian Properties, $17.1 million in compression and facility and drilling projects in Aneth Field, $9.7 million in CO2 acquisition, $58.5 million in drilling activities and infrastructure projects in the Permian Basin of west Texas, $28.0 million in drilling and completion activities in the Bakken trend of North Dakota and $4.0 million in recompletion and drilling activities in our Wyoming Properties. Capital divestitures included $50.2 million of proceeds from the sale of certain interests in Aneth Field to Navajo Nation Oil and Gas Company in January 2013. A portion of these capital costs were accrued and not paid at period end.

Net cash used in financing activities was $1.5 million in 2014 compared to net cash provided of $257.6 million in 2013. The primary financing activity in 2013 was $158 million in net borrowings under the Credit Facility and $101.8 million in net proceeds received from the issuances of common stock.

We continue to evaluate opportunities to improve our financial position and provide additional capital to increase our drilling activity in the Permian and Powder River basins. We have made significant progress on a financing transaction in which we would monetize approximately half of our economic interest in Aneth Field in a yield-oriented tax-advantaged vehicle, while remaining as operator of the field and retaining a meaningful stake in the reserves and production upside. Simultaneously, we also have evaluated other potential financing alternatives that would enable us to reduce outstanding debt and appropriately capitalize the Company to pursue those same goals.

Further, if cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Credit Facility, issuances of debt and equity securities or from other sources, such as asset sales. We have in place an effective shelf registration pursuant to which an aggregate of $394 million of any such equity or debt securities could be issued. There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by a reduced borrowing base, or restrictions in the covenants in our Credit Facility or our Senior Notes. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain production or proved reserves.

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

Revolving Credit Facility

Our credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of our oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either the Company or the lenders may request an interim redetermination.

In March 2013, we entered into the Sixth Amendment, which among other things, also extended the maturity date of the revolving Credit Facility from April 2017 to March 2018. On March 7, 2014, we entered into the Ninth Amendment to the amended and restated Credit Facility which redefined and adjusted the Maximum Leverage Ratio to (a) 4.90:1.00 for the fiscal quarters ending March 31, 2014, and June 30, 2014, (b) 4.75:1.00 for the fiscal quarters ending September 30, 2014, and December 31, 2014, and (c) 4.00:1.00 for all quarters thereafter. The Ninth Amendment also provided that as of the last day of each fiscal quarter in 2014 the ratio of senior secured debt as of such date to Adjusted EBITDA as defined in the Credit Facility for the four quarter period ending on such date may not exceed 2.75:1.00.

In March 2014, we entered into the Tenth Amendment to the amended and restated Credit Facility agreement. In connection with the Tenth Amendment, the semi-annual redetermination of our borrowing base was completed, resulting in a borrowing base of $425 million, consisting of a $400 million conforming tranche and a $25 million non-conforming tranche (which non-conforming tranche will expire no later than our next borrowing base redetermination date). The Tenth Amendment also required that we enter into commodity derivative agreements by March 31, 2014, on production of not less than 5,100 barrels of oil per day in the aggregate for the fiscal year ending December 31, 2015, at a weighted average floor price of not less than $84.17 per barrel. This requirement was satisfied during the first quarter of 2014.

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

As of June 30, 2014 outstanding borrowings were $335 million, with a borrowing base of $425 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at June 30, 2014. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company

As of June 30, 2014, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.46%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (See Note 5 to the Consolidated Financial Statements).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all terms and covenants of the Credit Facility at June 30, 2014.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from our subsidiaries, except those imposed by applicable law.

Senior Notes

In April 2012, we consummated a private placement of senior notes with a principal amount of $250 million, and in December 2012 placed a follow on issuance of senior notes with a principal amount of $150 million. The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the notes is payable semiannually in cash on May and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of June 30, 2014.

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

Contractual Obligations

During the first quarter of 2014 the Company entered into a new office lease agreement for the Denver corporate office. The lease expires in June 2022. Total rental commitments for the office space are $8.6 million at June 30, 2014. The future minimum lease payments under this lease are as follows: $0.6 million in 2015, $1.2 million in 2016 and 2017 and $5.6 million in 2018 through 2022 unless early terminated.

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

Under the terms of our credit agreement the form of derivative instruments to be entered into is at our discretion, not to exceed (i) for the next two years, 85% of our anticipated production from proved properties and (ii) for the subsequent three years the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties, utilizing economic parameters specified in our credit agreement, including escalated prices and costs. Notwithstanding, the aforementioned Tenth Amendment that required that the Company enter into commodity derivative agreements by March 31, 2014, on production of not less than 5,100 barrels of oil per day in the aggregate for the fiscal year ending December 31, 2015, at a weighted average price floor of not less than $84.17 per barrel. This requirement was satisfied in the first quarter of 2014.

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all but one of which are members of Resolute’s Credit Facility bank syndicate at June 30, 2014. As of June 30, 2014, the fair value of our commodity derivatives was a net liability of $28.6 million.

The following table represents our commodity swap contracts as of June 30, 2014:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price Per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price Per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2014	5,500	$92.94	$(10,249)	5,000	$4.165	$(265)
Jan – Dec 2015	4,100	$88.93	$(11,302)	—	$—	$—

The following table represents our two-way commodity collar contracts as of June 30, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2014	1,500	$65.00	$110.00	$(1,523)
Jan – Dec 2015	1,000	$84.17	$92.10	$(2,358)

The following table represents our commodity call and put option contracts as of June 30, 2014:

	Oil (NYMEX WTI)
RemainingTerm	Bought Call Bbl Per Day	Weighted Average Bought Call Price Per Bbl	Sold Put Bbl Per Day	Weighted Average Sold Put Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2014	2,500	$108.66	2,500	$71.00	$439

The following table represents our three-way oil collar contracts as of June 30, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl Per Day	Weighted Average Sold Put Price Per Bbl	Weighted Average Floor Price Per Bbl	Weighted Average Ceiling Price Per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2014	3,200	$70.00	$85.00	$99.39	$(3,341)

The following table represents our three-way gas collar contracts as of June 30, 2014:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu Per Day	Weighted Average Short Put Price Per MMBtu	Weighted Average Floor Price Per MMBtu	Weighted Average Ceiling Price Per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Mar 2015	5,000	$3.75	$4.50	$5.55	$62

The following table represents our basis swaps as of June 30, 2014:

	Gas (Rocky Mountain CIG)
Remaining Term	MMBtu per Day	Weighted Average Price Differential per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2014	1,000	$0.590	$(85)

Interest Rate Risk

At June 30, 2014, we had $335 million of outstanding debt under the Credit Facility. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2014, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended June 30, 2014, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013. These risks are not the only risks facing the Company.

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

2014	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan(2)
March	162,875	$9.16	—	—
April	3,933	$7.14	—	—
May	983	$7.49	—	—
June	2,251	$8.24	—	—

1)	All shares purchased in 2014 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)	As of June 30, 2014, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (4,046,119 shares) and the shares yet to be granted under the Incentive Plan (2,641,989 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials are filed herewith: (i) XBRL Instance Document, (ii) XBRL Taxonomy Extension Schema Document, (iii) XBRL Taxonomy Extension Calculation Linkbase Document, (iv) XBRL Taxonomy Extension Labels Linkbase Document, (v) XBRL Taxonomy Extension Presentation Linkbase Document, and (vi) XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	August 11, 2014
/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	August 11, 2014