Form 10-Q
period 2014-09-30
Resolute Energy Corp
filed 2014-11-10
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    No  ☑

As of October 31, 2014, 77,857,401 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, our intent to pursue a financing transaction and the potential timing and terms thereof; expected development opportunities; expectations regarding future production; expectations regarding our exploration and development activities and drilling plans, particularly with respect to our Permian Properties and Wyoming Properties (each as defined in this Quarterly Report); our negotiation of a new contract with Western; our hedging plans; our plans for capital expenditures and the sources of such funding. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2013, and such things as:

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

•	risks related to our level of indebtedness;
•	our ability to fulfill our obligations under the senior notes, our credit facility and any additional indebtedness we may incur;
•	constraints imposed on our business and operations by our credit agreement and our senior notes may limit our ability to execute our business strategy;
•	our future cash flow, liquidity and financial position;
•	the success of our business and financial strategy, derivative strategies and plans;
•	the amount, nature and timing of our capital expenditures, including future development costs;
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

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$709	$19
Accounts receivable	68,760	94,358
Deferred income taxes	3,100	8,330
Derivative instruments	4,627	1,378
Prepaid expenses and other current assets	1,534	1,152
Total current assets	78,730	105,237
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	270,575	274,420
Proved	1,676,508	1,544,942
Other property and equipment	9,947	8,069
Accumulated depletion, depreciation and amortization	(589,137)	(494,642)
Net property and equipment	1,367,893	1,332,789
Other assets:
Restricted cash	19,857	18,219
Deferred financing costs	10,342	12,265
Other assets	198	299
Total assets	$1,477,020	$1,468,809
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,661	$32,601
Accrued expenses	104,060	81,478
Accrued interest payable	14,214	5,739
Asset retirement obligations	1,094	1,825
Derivative instruments	786	11,955
Total current liabilities	139,815	133,598
Long term liabilities:
Credit facility	335,000	335,000
Senior notes, net of accumulated premium amortization of $360 at September 30, 2014 and $204 at December 31, 2013	401,515	401,671
Asset retirement obligations	31,892	30,164
Deferred income taxes	29,173	34,824
Other long term liabilities	373	—
Total liabilities	937,768	935,257
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,857,474 and 76,228,055 shares at September 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in capital	642,224	631,822
Accumulated deficit	(102,980)	(98,278)
Total stockholders’ equity	539,252	533,552
Total liabilities and stockholders’ equity	$1,477,020	$1,468,809

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Oil	$75,359	$82,274	$235,884	$236,890
Gas	6,273	5,439	20,434	15,275
Natural gas liquids	2,470	1,372	7,121	4,933
Total revenue	84,102	89,085	263,439	257,098
Operating expenses:
Lease operating	28,490	25,148	86,534	75,948
Production and ad valorem taxes	10,091	9,372	30,704	30,471
Depletion, depreciation, amortization, and asset retirement obligation accretion	32,980	26,674	96,513	80,352
General and administrative	9,823	8,861	28,963	26,558
Total operating expenses	81,384	70,055	242,714	213,329
Income from operations	2,718	19,030	20,725	43,769
Other income (expense):
Interest expense, net	(7,841)	(6,763)	(23,214)	(22,025)
Commodity derivative instruments gain (loss)	27,450	(16,561)	(2,648)	(16,506)
Other income	6	2	15	20
Total other income (expense)	19,615	(23,322)	(25,847)	(38,511)
Income (loss) before income taxes	22,333	(4,292)	(5,122)	5,258
Income tax benefit (expense)	(7,367)	1,618	420	(1,958)
Net income (loss)	$14,966	$(2,674)	$(4,702)	$3,300
Net income (loss) per common share:
Basic and diluted	$0.20	$(0.04)	$(0.06)	$0.05
Weighted average common shares outstanding:
Basic	73,886	73,100	73,758	66,617
Diluted	74,050	73,100	73,758	66,673

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2014	76,228	$8	$631,822	$(98,278)	$533,552
Issuance of stock, restricted stock and share-based compensation	2,040	—	12,085	—	12,085
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(411)	—	(1,683)	—	(1,683)
Net loss	—	—	—	(4,702)	(4,702)
Balance as of September 30, 2014	77,857	$8	$642,224	$(102,980)	$539,252

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$(4,702)	$3,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	96,513	80,352
Amortization of deferred financing costs and senior notes premium	1,767	1,877
Share-based compensation	11,845	10,506
Commodity derivative instruments loss	2,648	16,506
Commodity derivative settlements	(17,062)	(35,625)
Deferred income taxes (benefit)	(420)	1,958
Change in operating assets and liabilities:
Accounts receivable	25,837	(17,464)
Other current assets	(382)	381
Accounts payable and accrued expenses	4,428	40,613
Accrued interest payable	8,475	8,504
Net cash provided by operating activities	128,947	110,908
Investing activities:
Oil and gas exploration and development expenditures	(131,380)	(193,061)
Purchase of oil and gas properties	—	(257,948)
Proceeds from sale of oil and gas properties and other	7,856	123,171
Purchase of other property and equipment	(1,878)	(964)
Restricted cash	(1,638)	204
Other	466	(4,931)
Net cash used in investing activities	(126,574)	(333,529)
Financing activities:
Proceeds from bank borrowings	317,500	501,000
Repayments of bank borrowings	(317,500)	(378,000)
Redemption of restricted stock for employee income taxes	(1,683)	(202)
Payment of financing costs	—	(1,934)
Proceeds from issuance of common stock, net of underwriters discounts and commissions	—	101,760
Net cash provided by (used in) financing activities	(1,683)	222,624
Net increase in cash and cash equivalents	690	3
Cash and cash equivalents at beginning of period	19	934
Cash and cash equivalents at end of period	$709	$937

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

Recent Accounting Pronouncements

In August 2014, the FASB issued new authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

At September 30, 2014, the calculated value of the ceiling limitation exceeded the carrying value of Resolute’s oil and gas properties subject to the test and no impairment was necessary. However, if in future periods there is a negative impact on one or more of the components of the calculation, including market prices of oil and gas, differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur a full cost ceiling impairment related to its oil and gas properties in such periods.

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

The unaudited pro forma financial information for the three and nine months ended September 30, 2013, combine the historical results of the Option Properties and Resolute (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenue	$89,085	$268,156
Revenue in excess of operating expenses	54,565	159,851
Net income (loss)	(2,674)	5,863

Basic and diluted net income (loss) per share	$(0.04)	$0.09

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

Note 4 — Earnings per Share

The Company computes basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potentially dilutive shares consist of the incremental shares issuable under the Company’s 2009 Performance Incentive Plan (the “Incentive Plan”). The treasury stock method is used to measure the dilutive impact of potentially dilutive shares.

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Potential dilutive restricted stock	2,734	2,799	3,052	2,440
Anti-dilutive securities	33,270	35,840	35,249	33,041

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$14,966	$(2,674)	$(4,702)	$3,300

Basic weighted average common shares outstanding	73,886	73,100	73,758	66,617
Add: dilutive effect of non-vested restricted stock	164	—	—	56
Diluted weighted average common shares outstanding	74,050	73,100	73,758	66,673

Basic and diluted net income (loss) per common share	$0.20	$(0.04)	$(0.06)	$0.05

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Credit facility	$335,000	$335,000
8.50% senior notes	400,000	400,000
Unamortized premium on senior notes	1,515	1,671
Total long-term debt	$736,515	$736,671

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

As of September 30, 2014, outstanding borrowings were $335 million, with a borrowing base of $425 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at September 30, 2014. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of September 30, 2014, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.41%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (Level 2 fair value measurement).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Credit Facility at September 30, 2014.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of September 30, 2014.

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

The Senior Notes are redeemable by the Company on or after May 1, 2016, on not less than 30 or more than 60 days’ prior notice, at redemption prices set forth in the Indenture. In addition, at any time prior to May 1, 2015, the Company may use the net proceeds from equity offerings to redeem up to 35% of the principal amount of Notes issued under the Indenture at a redemption price equal to 108.50% of the principal amount of the Notes redeemed, plus accrued and unpaid interest. The Senior Notes may also be redeemed at any time prior to May 1, 2016, at the option of the Company at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the applicable premium, and accrued and unpaid interest and additional interest, if any, to the applicable redemption date as set forth in the Indenture. If a change of control occurs, each holder of the Notes will have the right to require that the Company purchase all of such holder’s Notes in an amount equal to 101% of the principal of such Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

The fair value of the Senior Notes at September 30, 2014, was estimated to be $401.5 million based upon data from independent market makers (Level 2 fair value measurement).

For the three months ended September 30, 2014 and 2013, the Company incurred interest expense on long-term debt of $7.8 million and $6.8 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred interest expense on long-term debt of $23.2 million and $22.0 million, respectively. The Company capitalized $3.7 million and $4.3 million of interest expense during the three months ended September 30, 2014 and 2013, respectively. The Company capitalized $11.4 million and $11.7 million of interest expense during the nine months ended September 30, 2014 and 2013, respectively.

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2014 and 2013, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. The lower effective rate in 2014 relates to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to the permanent differences in the fair value of share-based compensation expensed under GAAP and the realized value deductible for income tax purposes.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current income tax benefit (expense)	$—	$—	$—	$—
Deferred income tax benefit (expense)	(7,367)	1,618	420	(1,958)
Total income tax benefit (expense)	$(7,367)	$1,618	$420	$(1,958)

The Company had no reserve for uncertain tax positions as of September 30, 2014. A valuation allowance against deferred tax assets at September 30, 2014 and 2013, is not considered necessary because in the Company’s opinion it is more likely than not that the deferred tax asset will be fully realized.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of September 30, 2014, or December 31, 2013.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At September 30, 2014 and December 31, 2013, the Company had 77,857,474 and 76,228,055 shares of common stock issued and outstanding, respectively.

During the second quarter of 2013, the Company issued 13.3 million shares of common stock in a public offering at $8.00 per share resulting in net proceeds of $101.8 million, after underwriting discounts and commissions. The net proceeds were used to repay outstanding borrowings under the Credit Facility.

During the nine months ended September 30, 2014 and 2013, no warrants were repurchased or exercised. At September 30, 2014, no warrants remain outstanding as all warrants expired on September 25, 2014.

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

The compensation expense to be recognized for the time-based awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 8% and 10% which are updated periodically based on actual employee turnover. During the nine months ended September 30, 2014, the Company granted 1,552,215 shares of time-based restricted stock to employees and directors, pursuant to the Incentive Plan.

For the three months ended September 30, 2014 and 2013, the Company recorded $3.2 million and $2.7 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded $8.9 million and $7.8 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. There was unrecognized compensation expense of approximately

$19.8 million at September 30, 2014, which is expected to be recognized over a weighted-average period of 1.9 years. The following table summarizes the changes in non-vested time-based awards for the nine month period ended September 30, 2014:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	2,005,721	$10.62
Granted	1,552,215	8.99
Vested	(591,887)	10.29
Forfeited	(210,904)	9.58
Non-vested, end of period	2,755,145	$9.79

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

For the three months ended September 30, 2014, the Company recorded share-based compensation expense related to the Stock Appreciation Awards of $0.1 million, which remained relatively unchanged from the comparable prior year period. For the nine months ended September 30, 2014 and 2013, the Company recorded share-based compensation expense related to the Stock Appreciation Awards of $0.2 million and $0.5 million, respectively. There was unrecognized compensation expense of approximately $0.1 million at September 30, 2014, which is expected to be recognized over a weighted-average period of 0.9 years. The following table summarizes the changes in non-vested Stock Appreciation Awards for the nine month period ended September 30, 2014:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	444,571	$7.60
Granted	—	—
Vested	—	—
Forfeited	(11,652)	6.62
Non-vested, end of period	432,919	$7.63

In February 2014, the Compensation Committee awarded 487,819 performance-based restricted shares to executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of seventeen peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that have not vested as of the final vesting date will be forfeited on such date.

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

The valuation model for the TSR Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2013	35.00%	0%	0.42%
2014	39.40%	0%	0.69%

For the three months ended September 30, 2014 and 2013, the Company recorded share-based compensation expense related to the TSR Awards of $1.2 million and $0.9 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded share-based compensation expense related to the TSR Awards of $2.7 million and $2.2 million, respectively. There was unrecognized compensation expense of approximately $5.8 million at September 30, 2014, which is expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes the changes in non-vested TSR Awards for the nine month period ended September 30, 2014:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	340,166	$15.91
Granted	487,819	13.32
Vested	(63,387)	15.91
Forfeited	—	—
Non-vested, end of period	764,598	$14.26

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Asset retirement obligations at beginning of period	$31,989	$19,155
Additional liability incurred / acquired	45	495
Accretion expense	2,017	986
Liabilities settled	(1,065)	(1,108)
Asset retirement obligations at end of period	32,986	19,528
Less: current asset retirement obligations	(1,094)	(2,808)
Long-term asset retirement obligations	$31,892	$16,720

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

As of September 30, 2014, the fair value of the Company’s commodity derivatives was a net asset of $3.8 million.

The following table represents Resolute’s commodity swap contracts as of September 30, 2014:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
Oct – Dec 2014	3,500	$95.15	5,000	$4.165
Jan – Dec 2015	4,100	$88.93	—	$—

The following table represents Resolute’s two-way commodity collar contracts as of September 30, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
Oct – Dec 2014	1,500	$65.00	$110.00
Jan – Dec 2015	1,000	$84.17	$92.10

The following table represents Resolute’s commodity call and put option contracts as of September 30, 2014:

	Oil (NYMEX WTI)
	Bought Call	Weighted Average Bought Call	Bought Put	Weighted Average Bought Put	Sold Put	Weighted Average Sold Put
Remaining Term	Bbl per Day	Price per Bbl	Bbl per Day	Price per Bbl	Bbl per Day	Price per Bbl
Oct – Dec 2014	2,500	$108.66	2,000	$96.00	2,500	$71.00

The following table represents Resolute’s three-way oil collar contracts as of September 30, 2014:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
Remaining Term	Bbl per Day	Short Put Price per Bbl	Floor Price per Bbl	Ceiling Price per Bbl
Oct – Dec 2014	3,200	$70.00	$85.00	$99.39

The following table represents Resolute’s three-way gas collar contracts as of September 30, 2014:

	Gas (NYMEX Henry Hub)
		Weighted Average Short Put	Weighted Average Floor	Weighted Average Ceiling
Remaining Term	MMBtu per Day	Price per MMBtu	Price per MMBtu	Price per MMBtu
Jan – Mar 2015	5,000	$3.75	$4.50	$5.55

The following table represents Resolute’s basis swaps as of September 30, 2014:

	Gas (Rocky Mountain CIG)
		Weighted Average
		Price Differential
Remaining Term	MMBtu per Day	per MMBtu
Oct – Dec 2014	1,000	$0.59

Subsequent to September 30, 2014, Resolute entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
Commodity Swap	Bbl per Day	Weighted Average Swap Price per Bbl
Jan – Dec 2015	1,500	$81.00
Jan – Dec 2016	6,500	$80.42

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other income (expense):
Commodity derivative settlements	$(5,009)	$(21,850)	$(17,062)	$(35,625)
Mark-to-market gain	32,459	5,289	14,414	19,119
Commodity derivative instruments gain (loss)	$27,450	$(16,561)	$(2,648)	$(16,506)

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2014, and December 31, 2013 (in thousands):

	Level 2
	September 30, 2014	December 31, 2013
Assets
Derivative instruments, current	$4,627	$1,378
Other long term assets	(1)	—
Total assets	$4,626	$1,378

Liabilities
Derivative instruments, current	$786	$11,955
Other long term liabilities	3	—
Total liabilities	$789	$11,955

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

Future minimum CO2 purchase commitments as of September 30, 2014, under this purchase agreement, based on prices in effect at September 30, 2014, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2014	$5,534
2015	23,949
2016	22,014
2017	994
Total	$52,491

Lease Obligations

During the first quarter of 2014 the Company entered into a new office lease agreement for the Denver corporate office. The lease expires in June 2022. Total rental commitments for the office space are $8.6 million at September 30, 2014. The future minimum lease payments under this lease are as follows: $0.6 million in 2015, $1.2 million in 2016 and 2017 and $5.6 million in 2018 through 2022 unless early terminated.

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

Aneth Field Properties

Our largest asset, constituting 59% of our net proved reserves as of December 31, 2013, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we owned working interests of 62%, 68% and 59%, respectively, at September 30, 2014. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

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

Permian Properties

Our Permian Properties, constituting 33% of net proved reserves as of December 31, 2013, are located in the Permian Basin of west Texas and southeast New Mexico, and are divided between three principal project areas. Our project area located in the Midland Basin portion of the Permian Basin, in Howard, Martin, Midland and Ector counties, primarily targets the Wolfcamp and Spraberry formations with secondary objectives in the Mississippian, Cline and Dean formations. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, primarily targets the Wolfcamp and Bone Spring formations. Our third project area, in the Northwest Shelf in Lea County, New Mexico, is centered on conventional production in Denton, Gladiola and South Knowles fields where we are focused on improving field-level economics through production enhancements and operating cost reductions. We also believe upside exists in these properties through well deepenings and infill drilling. Historic drilling activity in our Midland and Delaware basin project areas has focused on vertical wells with completions in multiple pay zones. Recently the industry has increased its focus on horizontal drilling, primarily in the Wolfcamp formation, as well as the Spraberry and Cline formations in the Midland Basin and the Bone Spring formation in the Delaware Basin. We anticipate that our drilling activity in these areas will be increasingly focused on horizontal drilling activity targeting these same formations.

During the third quarter of 2014, we completed 2 gross (1.6 net) operated wells and had 1 gross (0.8 net) operated well awaiting completion operations at quarter end (all of which are located in the Delaware Basin). We were in the process of drilling 1 gross (0.5 net) non-operated well in the Midland Basin and had 2 gross (0.4 net) non-operated wells awaiting completion operations at quarter end located in the Delaware and Midland basins.

On December 28, 2012, we purchased an undivided 32.35% interest in certain oil and gas properties from RSP Permian, LLC and certain other sellers (“RSP”) containing proved reserves of approximately 5.4 MMBoe in the Midland Basin portion of the Permian Basin in Midland and Ector counties, Texas, for a purchase price of approximately $133 million, which included a $6 million fee paid in exchange for the option to acquire the remaining 67.65% interest in the RSP properties. This fee was nonrefundable but would be applied towards the purchase price if the option were to be exercised. On March 22, 2013, we exercised our option and acquired the remaining 67.65% interest in the RSP properties. The purchase price for the acquired properties, which we refer to as our Gardendale area, was $258 million, net of the option fee, after customary purchase price adjustments, which were estimated at closing. The RSP acquisitions included approximately 4,700 gross (4,600 net) acres and 80 producing wells and facilities for gathering, water sourcing and water disposal. The acreage is held by production. We believe that growth potential exists from over 100 gross prospective horizontal locations with multiple targets in the Wolfcamp and Spraberry formations.

Wyoming Properties

Hilight Field, constituting 8% of net proved reserves as of December 31, 2013, is located in the Powder River Basin in Campbell County, Wyoming. Hilight Field is located in a basin experiencing transformation due to horizontal drilling targeting oil-bearing formations such as the Turner, Niobrara, Shannon, Sussex, Parkman and Mowry. Along with these unconventional opportunities, the Powder River Basin continues to see exploration activity targeting the conventional Minnelusa formation. We have focused our geological, geophysical and engineering efforts to prepare for testing these formations. These activities have included a 3D seismic survey of the field and the review of our extensive log data and data from operators drilling wells in close proximity to Hilight. In the fourth quarter of 2013, we successfully completed a horizontal well in the Turner formation. Based on this success, we drilled 2 gross (1.9 net) additional appraisal wells in the Turner formation in the second quarter of 2014, which we completed during the third quarter of 2014. We believe there may be as many as 45 drilling locations in the Turner inside our existing leasehold. During the drilling of our recent wells, we collected additional petrophysical data in the Parkman, Shannon, Sussex and Niobrara formations.

Divestiture of North Dakota Properties

During 2013 we divested all of our non-operated properties located in the Bakken trend of North Dakota through three separate transactions for net proceeds of approximately $70.1 million. During March 2014 we divested our remaining operated properties in North Dakota for approximately $5.9 million.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and nine months ended September 30, 2014, in comparison to results for the three and nine months ended September 30, 2013.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales:
Oil (MBbl)	869	817	2,580	2,579
Gas (MMcf)	1,309	1,197	3,657	3,402
NGL (MBbl)	77	41	228	152
Total sales (MBoe)	1,164	1,058	3,418	3,298
Average daily sales (Boe/d)	12,651	11,504	12,520	12,081
Average Sales Prices ($/Boe):
Oil ($/Bbl)	$86.77	$100.64	$91.43	$91.85
Gas ($/Mcf)	4.79	4.54	5.59	4.49
NGL ($/Bbl)	32.02	33.18	31.15	32.47
Average sales price (excluding commodity derivative settlements)	$72.26	$84.17	$77.07	$77.95
Operating Expenses ($/Boe):
Lease operating	$24.48	$23.76	$25.32	$23.03
Production and ad valorem taxes	8.67	8.85	8.98	9.24
General and administrative	8.44	8.37	8.47	8.05
General and administrative (excluding non-cash compensation expense)	4.74	5.42	5.19	5.09
Depletion, depreciation, amortization and accretion	28.34	25.20	28.24	24.36

Quarter Ended September 30, 2014, Compared to the Quarter Ended September 30, 2013

Revenue. Revenue from oil and gas activities decreased by 6% to $84.1 million during 2014, from $89.1 million during 2013. Of the $5.0 million decrease in revenue, approximately $13.9 million was attributable to decreased commodity pricing, offset by $8.9 million in increased production. Average sales price for the quarter, excluding derivative settlements, decreased from $84.17 per Boe in 2013 to $72.26 per Boe in 2014, primarily as a function of decreased commodity pricing. Sales volumes increased 10% to 1,164 MBoe during 2014 as compared to 1,058 MBoe during 2013. The production increase was due to increased production from the drilling of additional wells in both the Permian and Wyoming Properties as well as increased response from tertiary recovery techniques in the Aneth Field Properties, offset by the disposition of the North Dakota Properties, which closed on July 15, 2013.

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

Lease operating expenses increased to $28.5 million during 2014, from $25.1 million during 2013, but decreased 3% from $29.4 million for the quarter ended June 30, 2014. The $3.4 million, or 13%, increase was attributable to additional operating expenses associated with increased operational activity in the Permian Basin. Costs in most operating areas have been as anticipated during the quarter but operating costs in certain areas of the Permian Basin have exceeded our expectations. The Company has implemented cost reduction initiatives in the Permian Basin that we anticipate will lower per barrel operating costs in the future, although when such savings will be realized cannot be predicted with accuracy. On a per-unit basis, lease operating expense increased 3% to $24.48 in 2014 from $23.76 in 2013.

Production and ad valorem taxes in 2014 of $10.1 million increased from $9.4 million in 2013 but were less on a per-unit basis, due to decreased ad valorem tax estimates and comparatively greater revenues generated in areas with lower tax rates. Production and ad valorem taxes were 12.0% of total revenue in 2014 versus 10.5% of total revenue in 2013.

General and administrative expenses include the costs of employees and executive officers, related benefits, share-based compensation, office leases, professional fees, general corporate overhead and other costs not directly associated with field operations. We monitor our general and administrative expenses carefully, attempting to balance the cash effect of incurring general and administrative costs against the related benefits, with a focus on hiring and retaining highly qualified staff who can add value to our asset base.

General and administrative expenses increased to $9.8 million during 2014, as compared to $8.9 million during 2013. The $0.9 million, or 11%, increase in general and administrative expenses primarily resulted from increases of $1.2 million in share-based compensation expense, $0.6 million in personnel expenses, $0.4 million in corporate overhead, offset by $1.3 million of decreases in professional services and increases in capitalized labor and overhead billings. On a unit-of-production basis, general and administrative expenses increased 1%. Cash-based general and administrative expense decreased 4% to $5.5 million in 2014 from $5.7 million in 2013.

Depletion, depreciation, amortization and accretion expenses increased to $33.0 million during 2014, as compared to $26.7 million during 2013. The $6.3 million, or 24%, increase is principally due to an increase in the depletion, depreciation and amortization rate as a result of the decrease in proved undeveloped reserves at year end 2013 due to the application of the SEC five-year rule for development of proved undeveloped properties. On a per-unit basis, depreciation, amortization and accretion expenses increased to $28.34 per Boe in 2014 from $25.20 per Boe in 2013.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2014, the gain on oil and gas commodity derivatives was $27.5 million, consisting of $32.5 million of mark-to-market gains offset by $5.0 million of derivative settlement losses, including $2.3 million paid to terminate certain 2014 derivative contracts. During 2013, the loss on oil and gas commodity derivatives was $16.6 million, consisting of $21.9 million of derivative settlement losses, including $10.7 million paid to restructure or terminate certain 2013 derivative contracts, offset by $5.3 million of mark-to-market gains.

Interest expense in 2014 increased to $7.8 million from the $6.8 million recorded in 2013. The $1.0 million increase in interest expense was primarily due to $0.7 million of decreased capitalized interest due to lower unproved oil and gas property balances during 2014 and $0.4 million of increased interest expense due to increased levels of borrowings. The components of our interest expense are as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
8.50% senior notes	$8,500	$8,500
Credit facility	2,411	1,964
Amortization of deferred financing costs and senior notes premium	579	632
Other, net	11	4
Capitalized interest	(3,660)	(4,337)
Total interest expense	$7,841	$6,763

Income Tax Benefit (Expense). Income tax expense recognized during 2014 was $7.4 million, or 33% of income before income taxes, as compared to income tax benefit of $1.6 million, or 37.7% of the loss before income taxes in 2013. The lower 2014 effective rate was attributable to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Nine Months Ended September 30, 2014, compared to Nine Months Ended September 30, 2013

Revenue. Revenue from oil and gas activities increased by 2% to $263.4 million during 2014, from $257.1 million during 2013. Of the net $6.3 million increase in revenue, approximately $9.3 million was attributable to increased production offset by $3.0 million of decreased commodity pricing. Average sales price for the period, excluding derivative settlements, decreased to $77.07 per Boe in 2014 from $77.95 per Boe in 2013 primarily as a function of decreased commodity pricing. Sales volumes increased to 3,418 MBoe during 2014 as compared to 3,298 MBoe during 2013. The increase was primarily due to increased production from the drilling of additional wells in both the Permian as well as the Wyoming Properties, offset by the disposition of the North Dakota Properties, which closed on July 15, 2013.

Operating Expenses. Aggregate lease operating expenses increased to $86.5 million during 2014, from $75.9 million during 2013. The $10.6 million, or 14%, increase was attributable to additional operating expenses associated with the Permian Acquisitions and increased operational activity in the Permian Basin. Costs in most operating areas have been as anticipated during the first nine months of 2014 but operating costs in certain areas of the Permian Basin have exceeded our expectations. The Company has implemented cost reduction initiatives in the Permian Basin that we anticipate will lower per barrel operating costs in the future, although when such savings will be realized cannot be predicted with accuracy. On a per-unit basis, lease operating expense increased 10% to $25.32 in 2014 from $23.03 in 2013.

Production and ad valorem taxes increased to $30.7 million in 2014, versus $30.5 million in 2013, but decreased on a per-unit basis due to decreased ad valorem tax estimates and comparatively greater revenues generated in areas with lower tax rates. Production and ad valorem taxes were 11.7% of total revenue in 2014 versus 11.9% of total revenue in 2013.

Depletion, depreciation, amortization and accretion expenses increased to $96.5 million during 2014, as compared to $80.4 million during 2013. The $16.1 million, or 20%, increase is principally due to an increase in the depletion, depreciation and amortization rate as a result of the decrease in proved undeveloped reserves at year end 2013 due to the application of the SEC five-year rule for development of proved undeveloped properties. On a per-unit basis, depreciation, amortization and accretion expenses increased to $28.24 per Boe in 2014 from $24.36 per Boe in 2013.

General and administrative expenses for Resolute increased to $29.0 million during 2014, as compared to $26.6 million during 2013. The $2.4 million, or 9%, increase in general and administrative expenses resulted from increases of $1.5 million in personnel expenses, $1.5 million in share-based compensation expense, $0.7 million in corporate overhead, offset by $1.3 million of increases in capitalized labor and overhead billings. On a unit-of-production basis, general and administrative expenses increased 5%. Cash based general and administrative expense increased 6% to $17.7 million from $16.8 million.

Other Income (Expense). During 2014, the loss on oil and gas commodity derivatives was $2.6 million, consisting of $17.0 million of derivative settlement losses, including $2.3 million paid to terminate certain 2014 derivative contracts, offset by $14.4 million of mark-to-market gains. During 2013, the loss on oil and gas commodity derivatives was $16.5 million, consisting of $35.6 million of derivative settlement losses, including $10.7 million paid to restructure or terminate certain 2013 derivative contracts, offset by $19.1 million of mark-to-market gains.

Interest expense in 2014 increased to $23.2 million from the $22.0 million recorded in 2013 primarily as a result of an increase of $1.2 million in interest expense due to increased levels of borrowing. The components of our interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
8.50% senior notes	$25,500	$25,500
Credit facility	7,531	6,342
Amortization of deferred financing costs and senior notes premium	1,767	1,877
Other, net	(174)	(8)
Capitalized interest	(11,410)	(11,686)
Total interest expense	$23,214	$22,025

Income Tax Benefit (Expense). Income tax benefit recognized during 2014 was $0.4 million, or 8.2% of the loss before income taxes, as compared to income tax expense of $2.0 million, or 37.2% of income before income taxes during 2013. The lower 2014 benefit rate was attributable to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Liquidity and Capital Resources

In April 2014, we launched a formal process to evaluate monetization options for a portion of our interest in Aneth Field.  The process yielded several proposals from, and extensive negotiations with, sophisticated energy investors.  However, recent market volatility and the rapid decline in oil prices created a market dynamic which was not conducive to completing an Aneth transaction at this time.  Such a transaction may be forthcoming when the commodities and related markets stabilize but in the meantime we will turn our focus toward alternative financing options to enhance liquidity as we continue to execute our horizontal drilling activities in the Permian Basin.

Our primary sources of liquidity have been cash generated from operations, amounts available under our Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of liquidity and capital resources, we have analyzed our cash flows and capital resources for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$128,947	$110,908
Cash used in investing activities	(126,574)	(333,529)
Cash provided by (used in) financing activities	(1,683)	222,624

Net cash provided by operating activities was $128.9 million for the first nine months of 2014 compared to $110.9 million for the 2013 period. The increase in net cash provided by operating activities in 2014 over 2013 was primarily due to changes in operating assets and liabilities.

We plan to reinvest a sufficient amount of our cash flow into our development operations in order to maintain our production over the long term, and plan to use external financing sources as well as cash flow from operations and cash reserves to increase our production.

Net cash used in investing activities was $126.6 million in 2014 compared to $333.5 million in 2013. The primary investing activity in 2014 was cash used for capital expenditures of $131.4 million. Capital expenditures consisted primarily of $19.4 million in compression and facility and drilling projects in Aneth Field, $12.8 million in CO2 acquisition, $89.5 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $9.5 million in drilling activities in our Wyoming Properties. Capital divestitures included $5.9 million of proceeds from the sale of certain operated properties in the Bakken trend of North Dakota and $2.0 million of proceeds from the sale of certain interests in the Delaware Basin. The 2013 capital expenditures consisted of $258 million paid to acquire additional interest in the Permian Properties, $32.6 million in compression and facility and drilling projects in Aneth Field, $14.9 million in CO2 acquisition, $111.2 million in drilling activities and infrastructure projects in the Permian Basin of west Texas, $32.5 million in drilling and completion activities in the Bakken trend of North Dakota and $8.7 million in recompletion and drilling activities in our Wyoming Properties. Capital divestitures included $50.2 million of proceeds from the sale of certain interests in Aneth Field to Navajo Nation Oil and Gas Company in January 2013. A portion of these capital costs were accrued and not paid at period end.

Net cash used in financing activities was $1.7 million in 2014 compared to net cash provided of $222.6 million in 2013. The primary financing activity in 2013 was $123 million in net borrowings under the Credit Facility and $101.8 million in net proceeds received from the issuances of common stock.

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

Revolving Credit Facility

Our credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent with Resolute as the borrower. The Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of our oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-

annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either the Company or the lenders may request an interim redetermination.

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

As of September 30, 2014 outstanding borrowings were $335 million, with a borrowing base of $425 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued to vendors at September 30, 2014. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. The Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company

As of September 30, 2014, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.41%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (See Note 5 to the Consolidated Financial Statements).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all terms and covenants of the Credit Facility at September 30, 2014.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of September 30, 2014.

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

The Senior Notes are redeemable by us on or after May 1, 2016, on not less than 30 or more than 60 days prior notice, at redemption prices set forth in the Indenture. In addition, at any time prior to May 1, 2015, we may use the net proceeds from equity offerings to redeem up to 35% of the principal amount of notes issued under the Indenture at a redemption price equal to 108.50% of the principal amount of the notes redeemed, plus accrued and unpaid interest. The Senior Notes may also be redeemed at any time prior to May 1, 2016, at the option of the Company at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium, and accrued and unpaid interest and additional interest, if any, to the applicable redemption date as set forth in the Indenture. If a change of control occurs, each holder of the Notes will have the right to require that we purchase all of such holder’s Notes in an amount equal to 101% of the principal of such Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements other than operating leases and have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

During the first quarter of 2014 the Company entered into a new office lease agreement for the Denver corporate office. The lease expires in June 2022. Total rental commitments for the office space are $8.6 million at September 30, 2014. The future minimum lease payments under this lease are as follows: $0.6 million in 2015, $1.2 million in 2016 and 2017 and $5.6 million in 2018 through 2022 unless early terminated.

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

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers, all but one of which are members of Resolute’s Credit Facility bank syndicate at September 30, 2014. As of September 30, 2014, the fair value of our commodity derivatives was a net asset of $3.8 million.

The following table represents our commodity swap contracts as of September 30, 2014:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2014	3,500	$95.15	$1,588	5,000	$4.165	$31
Jan – Dec 2015	4,100	$88.93	$1,746	—	$—	$—

The following table represents our two-way commodity collar contracts as of September 30, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2014	1,500	$65.00	$110.00	$(667)
Jan – Dec 2015	1,000	$84.17	$92.10	$159

The following table represents our commodity call and put option contracts as of September 30, 2014:

	Oil (NYMEX WTI)
	Bought Call Bbl per Day	Weighted Average Bought Call Price per Bbl	Bought Put Bbl per Day	Weighted Average Bought Put Price per Bbl	Sold Put Bbl per Day	Weighted Average Sold Put Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2014	2,500	$108.66	2,000	$96.00	2,500	$71.00	$680

The following table represents our three-way oil collar contracts as of September 30, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2014	3,200	$70.00	$85.00	$99.39	$207

The following table represents our three-way gas collar contracts as of September 30, 2014:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Short Put Price per MMBtu	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jan – Mar 2015	5,000	$3.75	$4.50	$5.55	$134

The following table represents our basis swaps as of September 30, 2014:

	Gas (Rocky Mountain CIG)
Remaining Term	MMBtu per Day	Weighted Average Price Differential per MMBtu	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2014	1,000	$0.59	$(41)

Subsequent to September 30, 2014, we entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
Commodity Swap	Bbl per Day	Weighted Average Swap Price per Bbl
Jan – Dec 2015	1,500	$81.00
Jan – Dec 2016	6,500	$80.42

Interest Rate Risk

At September 30, 2014, we had $335 million of outstanding debt under the Credit Facility. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2014, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended September 30, 2014, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013. These risks are not the only risks facing the Company.

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

2014	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan(2)
March	162,875	$9.16	—	—
April	3,933	$7.14	—	—
May	983	$7.49	—	—
June	2,251	$8.24	—	—
July	969	$8.56	—	—
August	17,048	$7.56	—	—

1)	All shares purchased in 2014 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)

As of September 30, 2014, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (3,952,662 shares), shares yet to be granted under the Incentive Plan (1,834,706 shares) and potential Outperformance Shares (827,985 shares).

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer (Principal Executive Officer)	November 10, 2014

/s/ Theodore Gazulis
Theodore Gazulis	Chief Financial Officer (Principal Financial Officer)	November 10, 2014