Form 10-K
period 2014-12-31
Resolute Energy Corp
filed 2015-03-05
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-34464

RESOLUTE ENERGY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0659371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1700 Lincoln, Suite 2800 Denver, CO	80203
(Address of principal executive offices)	(Zip Code)

(303) 534-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2014, computed by reference to the price at which the common stock was last sold as posted on the New York Stock Exchange, was $463.6 million.

As of February 27, 2015, 77,612,287 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

The following documents are incorporated by reference herein: Portions of the definitive Proxy Statement of Resolute Energy Corporation to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2015 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, regarding our production and cost guidance for 2015; anticipated capital expenditures in 2015 and the sources of such funding; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to evaluate and pursue de-levering transactions, including joint ventures and non-core asset sales; liquidity and availability of capital including projections of free cash flow; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; production rates, decline rates and estimated ultimate recoveries of oil and gas; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, and the resource potential of such projects; and the prospectivity of our properties and acreage. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

●

volatility of oil and gas prices, including reductions in prices that would adversely affect our revenue, income, cash flow from operations and liquidity and the discovery, estimation and development of, and our ability to replace oil and gas reserves;

●

a lack of available capital and financing, including the capital needed to pursue our production and other plans for our properties, on acceptable terms, including as a result of a reduction in the borrowing base under our revolving credit facility;

●	risks related to our level of indebtedness;
●	our ability to fulfill our obligations under our revolving credit facility, secured term loan facility, the senior notes and any additional indebtedness we may incur;
●	constraints imposed on our business and operations by our revolving credit facility, senior notes and secured debt may limit our ability to execute our business strategy;
●	our future cash flow, liquidity and financial position;
●	the success of our business and financial strategy, derivative strategies and plans;
●	risks associated with all of our Aneth Field oil production being purchased by a single customer and connected to such customer with a pipeline that we do not own or control;
●	inaccuracies in reserve estimates;
●	future write downs of the carrying value of our oil and gas properties;
●	operational problems, or uninsured or underinsured losses affecting our operations or financial results;
●	the amount, nature and timing of our capital expenditures, including future development costs;
●	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;
●	the effectiveness and results of our CO2 flood program at Aneth Field;
●

our relationship with the Navajo Nation, the local community in the area where we operate Aneth Field, and Navajo Nation Oil and Gas Company, as well as certain purchase rights held by Navajo Nation Oil and Gas Company;

●	the impact of any U.S. or global economic recession;
●	the success of the development plan for and production from our oil and gas properties;
●	the timing and amount of future production of oil and gas;
●	the completion, timing and success of drilling on our properties;
●	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
●	risks and uncertainties in the application of available horizontal drilling and completion techniques;
●	uncertainty surrounding occurrence and timing of identifying drilling locations and necessary capital to drill such locations;

●	our ability to fund and develop our estimated proved undeveloped reserves;
●	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;
●	our operating costs and other expenses;
●	our success in marketing oil and gas;
●

the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations, including changes in Navajo Nation laws, and the potential for increased regulation of drilling and completion techniques, underground injection or fracing operations;

●	our relationships with the local communities in the areas where we operate;
●	the availability of water and our ability to adequately treat and dispose of water after drilling and completing wells;
●

acquisitions and other business opportunities (or the lack thereof) that may be presented to and pursued by us, and the risk that any opportunity currently being pursued will fail to consummate or encounter material complications;

●	our ability to achieve the growth and benefits we expect from our acquisitions;
●	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;
●	the concentration of our producing properties in a limited number of geographic areas;
●	the success of our derivatives program;
●	potential changes to regulations affecting derivatives instruments;
●	environmental liabilities under existing or future laws and regulations;
●	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
●	competition in the oil and gas industry;
●	developments in oil and gas producing countries;
●	loss of senior management or key technical personnel;
●	timing of issuance of permits and rights of way, including the effects of any government shut-downs;
●	potential delays in the upgrade of third-party electrical infrastructure serving Aneth Field and potential power supply limitations;
●	timing of installation of gathering infrastructure in areas of new exploration and development;
●	potential breakdown of equipment and machinery relating to the Aneth compression facility;
●	losses possible from pending or future litigation;
●	risks related to our common stock including potential delisting from the NYSE, complication of “penny stock” rules and potential declines in our stock prices and dilution to stockholders;
●	risk factors discussed or referenced in this report; and
●	other factors, many of which are beyond our control.

Additionally, the Securities and Exchange Commission (“SEC”) requires oil and gas companies, in filings made with the SEC, to disclose proved reserves, which are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and governmental regulations. The SEC permits the optional disclosure of probable and possible reserves. From time to time, we may elect to disclose “probable” reserves and “possible” reserves, excluding their valuation, in our SEC filings, press releases and investor presentations. The SEC defines “probable” reserves as “those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are likely as not to be recovered.” The SEC defines “possible” reserves as “those additional reserves that are less certain to be recovered than probable reserves.” The Company applies these definitions when estimating probable and possible reserves. Statements of reserves are only estimates and may not correspond to the ultimate quantities of oil and gas recovered. Any reserves estimates or potential resources disclosed in our public filings, press releases and investor presentations that are not specifically designated as being estimates of proved reserves may include estimated reserves not necessarily calculated in accordance with, or contemplated by the SEC’s reserves reporting guidelines.

The SEC’s rules prohibit us from including resource estimates in our public filings with SEC. Our potential resource estimates include estimates of hydrocarbon quantities for (i) new areas for which we do not have sufficient information to date to classify as proved, probable or possible reserves, (ii) other areas to take into account the level of certainty of recovery of the resources and (iii) uneconomic proved, probable or possible reserves. Potential resource estimates do not take into account the certainty of resource recovery and are therefore not indicative of the expected future recovery and should not be relied upon for such purpose. Potential resources might never be recovered and are contingent on exploration success, technical improvements in drilling access, commerciality and other factors. In our press releases and investor presentations, we sometimes include estimates of quantities of oil and gas using certain terms, such as “resource,” “resource potential,” “EUR,” “oil in place,” or other descriptions of volumes of reserves, which terms include quantities of oil and gas that may not meet the SEC definition of proved, probable and possible reserves. These estimates are by their nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being recovered by Resolute. The Company believes its potential resource estimates are reasonable, but such estimates have not been reviewed by independent engineers. Furthermore, estimates of potential resources may change significantly as development provides additional data, and actual quantities that are ultimately recovered may differ substantially from prior estimates.

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

Part I

ITEMS 1. and 2.    BUSINESS and properties

As used in this Annual Report on Form 10-K, unless the context otherwise requires or indicates, references to “Resolute,” “the Company,” “we,” “our,” “ours,” and “us” refer to Predecessor Resolute (as defined below in “Selected Financial Data”) for all periods prior to September 25, 2009, and Resolute Energy Corporation and its subsidiaries for all periods thereafter.

Business Overview

Resolute Energy Corporation, a Delaware corporation incorporated on July 28, 2009, is a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our asset base is comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in Texas and southeast New Mexico (the “Permian Properties” or “Permian Basin Properties”), and the Powder River and Big Horn Basins in Wyoming (the “Wyoming Properties”). Our primary operational focus for 2015 is on maintaining production while reducing operating costs in the current depressed commodity price environment. Over the longer term, we will focus on increasing reserves and production from these properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base and production through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian and Wyoming Properties, through carefully targeted exploration activities in our properties and through opportunistic acquisitions.

During 2014 oil sales comprised approximately 89% of revenue, and our December 31, 2014, estimated net proved reserves were approximately 74.2 million barrels of oil equivalent (“MMBoe”), of which approximately 56% and 45% were proved developed reserves and proved developed producing reserves (“PDP”), respectively. Approximately 86% of our estimated net proved reserves were oil and approximately 92% were oil and natural gas liquids (“NGL”). The December 31, 2014, pre-tax present value discounted at 10% (“PV-10”) of our net proved reserves was $973 million and the standardized measure of our estimated net proved reserves was $833 million. For additional information about the calculation of our PV-10 and standardized measure, please read “Business and Properties — Estimated Net Proved Reserves.”

In view of the current depressed oil and gas price environment, we have adopted an operating and financial plan for 2015 that holds production essentially flat, while preserving capital and paying down debt. We expect to fund our 2015 capital expenditures exclusively from internally generated cash flow. We also continue to explore alternative means to increase activity within our asset base including ongoing evaluation of opportunities in light of the commodity price environment and the evolving drilling, completion and operating cost structure. We also may enter into joint ventures to drill wells on the Company’s acreage.

Business Strategies

Our business strategies in the near term during the current period of depressed oil and gas prices are focused on maintaining production while reducing operating costs and leverage. Planned capital expenditures during 2015 remain within future anticipated cash flow. Outstanding indebtedness at December 31, 2014, consisted of $235 million in Credit Facility debt, $150 million under the Secured Term Loan Facility and $400 million of senior notes. As of December 31, 2014, our Credit Facility had a borrowing base of $330 million. We expect that this borrowing base will be reduced, perhaps significantly, at the next borrowing base redetermination, which is expected to occur on or about March 31, 2015. We will pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our credit facility (the “Revolving Credit Facility”), secured term loan facility (the “Secured Term Loan Facility”) and 8.5% senior notes (the “Senior Notes”), including additional second lien borrowings, non-core asset sales, sales of other debt or equity securities, and other transactions. Our management team has significant experience in managing intensive oil and gas operations through commodity price cycles. As the operator of our Aneth Field Properties, Wyoming Properties and the substantial majority of the Permian Properties, we have the ability to more directly manage our costs, control the timing of our exploitation, drilling and producing activities and implement programs to maintain production and improve operational efficiency. In 2015 we will also continue to explore other ways to de-lever our balance sheet, including pursuing non-core asset sales and considering joint ventures to drill wells on the Company’s acreage.

Upon returning to a normalized commodity price environment, our business strategies would return to strategies substantially similar to those that we have pursued over the last several years, which include creating value for our shareholders by growing reserves, production volumes and cash flow utilizing industry standard enhanced oil recovery techniques as well as advanced development, drilling and completion technologies to systematically explore for, develop and produce oil and gas reserves. Key elements of this medium to long term strategy include:

Expand Production Within our Aneth Field CO2 Flood. We intend to increase production in Aneth Field through activities targeted at converting non-producing reserves into production. These activities include the McElmo Creek Unit IIC subzone of the Desert Creek formation (the “DC IIC”) CO2 expansion, increasing the processing of CO2 in existing patterns, drilling in various areas of the field and bringing new reserves into the proved category by expanding the CO2 flood into the Ratherford Unit. For all of the Aneth Field Properties, proved developed non-producing (“PDNP”) and proved undeveloped reserves (“PUD”) at year end constitute 13% and 43%, respectively, of the proved reserves. These reserves primarily relate to the CO2 flood that we commenced in 2006, which followed a successful CO2 flood program in the McElmo Creek Unit implemented in 1985 by a prior operator. Using a phased approach, we have been expanding this CO2 flood within the field with demonstrable success.

Focus on Exploitation and Development of Oil and Liquids-Prone Formations on Existing Properties. We have assembled a portfolio of low-risk properties with acreage in two of the most active oil-focused resource plays in the United States. Our horizontal drilling program has been focused in the Wolfcamp, Spraberry and Bone Spring plays in the Permian Basin and the Turner formation in the Powder River Basin in Wyoming. Both of these areas are characterized by relatively low risk drilling, with production heavily weighted toward oil and NGL. We do not anticipate additional horizontal drilling in 2015 in the current depressed oil price environment,  however, upon recommencing drilling, we will focus on maximizing returns from these projects by optimizing completion techniques to enhance well performance and ultimate recoveries and accelerating development activity to increase near-term production and reserves.

We also may develop additional opportunities to exploit existing acreage positions by engaging in focused exploration activities. For example, we control acreage in the Powder River Basin of Wyoming which contains emerging exploration plays. There, we own leases covering approximately 47,400 net acres which produce from the Muddy formation. These leases also hold the shallower formations such as the Parkman, Sussex, Shannon, Niobrara, Turner and Mowry. Underlying these leases, we believe that we have identified several deeper Minnelusa prospects. In the Big Horn Basin, we own leases covering approximately 34,700 net acres in which our primary target is the Frontier and Phosphoria formations and the Mowry oil shale.

In the Permian Basin, offset operators are continuing to derisk additional zones within both the Wolfcamp shale and the Bone Spring formation in the Delaware Basin and in the Wolfcamp and Spraberry formations in the Midland Basin. These zones have the potential to significantly expand our current drilling inventory which is focused on the upper Wolfcamp zones.

Focus on Efficiency of Operations on Our Properties. We seek to maximize economic returns on our properties through operating efficiencies and cost control improvements. Our management team has significant experience in managing intensive oil and gas operations. As the operator of our Aneth Field Properties, Wyoming Properties and the majority of the Permian Properties, we have the ability to more directly manage our costs, control the timing of our exploitation, drilling and producing activities and effectively implement programs to increase production and improve operational efficiency.

Pursue Acquisitions of Properties with Development Potential in Core Areas. One component of our strategy has been to grow our reserves and production by acquiring domestic onshore properties with significant development potential. In December 2012 and March 2013 we acquired properties in the Permian Basin that we refer to as the “Permian Acquisitions.” Prior to the Permian Acquisitions, our predecessor company acquired the majority of our Aneth Field Properties in 2004 and 2006 and our Hilight Field in 2008. The original component of our Permian Properties was acquired in 2011. We expect to evaluate opportunities from time to time to acquire properties that are prospective for production of oil and NGL, particularly in the Permian and Powder River basins. Our knowledge of various producing basins and our experienced management team with long-standing industry relationships position us to continue to identify, consummate and integrate strategic acquisitions. Future acquisitions may require us to issue debt or equity securities and incur additional indebtedness.

Competitive Strengths

We have a number of strengths that we believe will help us successfully execute our 2015 and longer term business strategies, including:

A High Quality Base of Long-Lived Oil Producing Properties. As of December 31, 2014, we had estimated net proved reserves of approximately 74.2 MMBoe, of which approximately 86% were oil and approximately 92% were oil and NGL. Based on our 2014 year-end reserve report, our total proved reserve to production ratio was sixteen years. The shallow decline rate and long lives of our legacy producing properties result in a slower reserve depletion rate and reduced reinvestment requirements relative to other producing areas in the United States.

Operating Control Over Our Properties. As operator, we have the ability to more directly control the timing, scope and costs of most development projects undertaken on our various properties. We operate our Aneth Field, Wyoming Properties and the substantial majority of our Permian Properties, which constitute approximately 98% of our proved reserves. Further, operatorship of our Aneth Field, Permian Basin Properties and Wyoming Properties (excluding our Big Horn Basin Properties) is secured for the foreseeable future, as approximately 89% of the acreage is held by production.

Favorable Commodity Price Hedges in Place for 2015 and 2016.  The Company’s hedging program covers approximately 74 percent of forecast 2015 oil production, or 6,600 barrels per day, at a weighted average floor price of $86.40 per barrel. Approximately 41 percent of anticipated 2015 gas production is covered by swaps with an average strike of $3.64 and a three-way collar with short put price of $3.75, a floor of $4.50 and a ceiling of $5.55 per million British thermal units (“MMBtu”). We also have hedged 6,500 barrels of oil per day for 2016, at a weighted average price of $80.42.

Assets Generate Strong Free Cash Flow.  We anticipate that each of our major properties, Aneth Field in Utah, the Permian Properties in Texas and New Mexico, and Hilight Field in Wyoming, will generate sufficient free cash flow to fund their 2015 capital activities.

Portfolio of Significant Organic Development and Drilling Opportunities. In addition to the expansion of our CO2 flood in Aneth Field, we have attractive, low-risk positions in two of the most active oil resource plays in the United States. We believe that this portfolio provides an attractive drilling inventory.

Management and Technical Teams with Extensive Operational, Transactional and Financial Experience in the Energy Industry. With an average industry work experience of almost 30 years, our senior management team has considerable experience in acquiring, exploring, exploiting, developing and operating oil and gas properties, particularly in operationally intensive oil and gas fields. Three members of our executive management worked together previously as part of the senior management team of HS Resources, Inc., an independent oil and gas company that was listed on the New York Stock Exchange and operated primarily in the Denver-Julesburg Basin in northeast Colorado. HS Resources, Inc. was acquired by Kerr-McGee Corporation in 2001 for $1.8 billion. We also employ more than fifty oil and gas technical professionals, including geologists, petroleum engineers, and land and financial specialists, who have an average of approximately twenty years of experience in their respective technical fields. We continually leverage the extensive experience of our senior management and technical staff to benefit all aspects of our operations.

Summary Reserve Information

The following table presents summary information related to our estimated net proved reserves that are derived from our December 31, 2014, reserve report, which were prepared by Resolute and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers.

	Estimated Net Proved Reserves at December 31, 2014 (MMBoe)
	Proved	Proved			2014 Net Daily
	Developed	Developed	Proved	Total	Production
	Producing	Non-Producing	Undeveloped	Proved	(Boe per day)
Aneth Field Properties	23.9	6.8	23.5	54.2	6,287
Permian Properties	5.9	0.1	8.1	14.1	4,656
Wyoming Properties	3.9	0.8	1.2	5.9	1,770
Bakken Properties	—	—	—	—	14
Total	33.7	7.7	32.8	74.2	12,727

Future operating costs ($ millions)				$2,018.8
Future production taxes ($ millions)				694.9
Future capital costs ($ millions)				1,008.4
Future operating costs ($/Boe)				$27.21
Future production taxes ($/Boe)				9.37
Future capital costs ($/Boe)				24.90

Description of Properties

Aneth Field Properties

Aneth Field, a giant legacy oil field in southeast Utah, holds 73% of our net proved reserves as of December 31, 2014, and accounted for 49% of our production during 2014, averaging 6,287 equivalent barrels of oil (“Boe”) per day, of which 98% was oil. We own a majority of the working interests in, and are the operator of, three federal production units covering approximately 43,000 gross acres which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at December 31, 2014. We had interests in and operated 388 gross (246 net) producing wells and 333 gross (210 net) active water and CO2 injection wells.

Aneth Field was discovered in 1956 by Texaco and has produced 440 million barrels (“MMBbl”) of oil to date. Aneth Field covers a single geologic structure with production coming from the Pennsylvanian age Desert Creek formation. For operational reasons, it was divided into the three separate operating units. In 1985, Mobil Oil Corporation (now “ExxonMobil”), as the operator of McElmo Creek Unit, initiated a successful CO2 enhanced oil recovery project that has been in operation since then, resulting in significant incremental oil reserve production from the McElmo Creek Unit. While there is some reservoir heterogeneity in Aneth Field, development of the reserves has been accomplished generally with well-tested methodologies, including drilling and infilling vertical wells, horizontal drilling, waterflood activities and CO2 flooding.

The majority of our interests in the field were acquired through two separate transactions from each of Chevron Corporation and its affiliates (“Chevron”) and ExxonMobil, in 2004 and 2006, respectively. In November 2004, our predecessor company acquired a 53% operating working interest in the Aneth Unit, a 15% non-operating working interest in the McElmo Creek Unit and a 3% non-operating working interest in the Ratherford Unit from Chevron (the “Chevron Properties”). In April 2006 our predecessor company acquired an additional 7.5% working interest in the Aneth Unit, a 60% operating working interest in the McElmo Creek Unit and a 56% operating working interest in the Ratherford Unit from ExxonMobil (the “ExxonMobil Properties”). In each transaction, the remaining available interest was acquired by Navajo Nation Oil and Gas Company, which we refer to as “NNOGC,” in a strategic alliance that benefits both us and NNOGC. We have a Cooperative Agreement with NNOGC that outlines how future acquisitions in a defined area will be shared and divides responsibilities between the parties to assist in the efficient development of Aneth Field. Please read “Business and Properties — Relationship with the Navajo Nation.”

In 2006, after becoming operator of the entire field, we began the infrastructure improvements required for us to expand the CO2 flood to the Aneth Unit and began injecting CO2 in 2007. Approximately 83 producing wells in the first three phases of this expansion are experiencing incremental oil production response due to the CO2 flood. Production from the area covered by the first three phases of the Aneth CO2 flood has increased by approximately 181% from 2006. In November 2011 we commenced injection of CO2 in the Phase 4 area of the Aneth Unit CO2 flood, and as of December 31, 2014, we were injecting CO2 in approximately eighteen out of a total of 54 injection wells. Nine producing wells in Phase 4 are experiencing incremental oil production response, and production in this area of the CO2 flood has increased by 20% from 2010. During 2015 CO2 injection will continue into the currently developed patterns of Phase 1, 2, 3 and 4.

The CO2 flood expansions within the Aneth Unit and the projected CO2 flood in the Ratherford Unit are in the same field and producing formation as the existing McElmo Creek Unit CO2 project. Initially, reserves associated with expansions are classified as PUDs. Following installation of the necessary infrastructure, these CO2-related reserves are reclassified as PDNP. Once a response is exhibited at a producing well, the tertiary reserves associated with that well are then reclassified to PDP. Within Aneth Field at December 31, 2014, we had estimated net proved reserves of 30.3 MMBoe that were classified as PDNP or PUD. Of these reserves, 27.6 MMBoe are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods.

We believe significant opportunity exists to increase production from existing proved reserves. For example, we anticipate production growth from the DC IIC in the McElmo Creek Unit. We began recompleting the DC IIC in early 2010 with notable increases in production. This subzone was waterflooded by a previous operator, but was shut-in by the early 1980s due to high water cuts and low oil prices prevalent at the time, and has never been directly CO2 flooded. We have reactivated the DC IIC as a waterflood with highly economic results and plan to implement a CO2 flood in this zone. Within the Ratherford Unit, we have two CO2 flood projects, one targeting both the Desert Creek I and II zones and a second targeting primarily the Desert Creek I zone.

Beyond those projects included in our proved reserves, we believe that there are opportunities to increase reserves and production in Aneth Field through infill drilling, projects designed to increase processing rates within the CO2 floods and through technological improvements that may allow for greater recovery efficiency across the field.

CO2 is available from McElmo Dome, the largest naturally occurring CO2 source in the United States. McElmo Dome is operated by Kinder Morgan CO2 Company, L.P. (“Kinder Morgan”), with whom we have a long-term contract, with CO2 pricing based on a percentage of current NYMEX West Texas Intermediate (“WTI”) oil prices. Aneth Field is connected directly to McElmo Dome through a 28 mile pipeline that we operate and in which we own a 68% interest. We believe our long-term contract with Kinder Morgan and our ownership and operatorship of the pipeline provide a high degree of certainty and visibility with regard to meeting our CO2 supply needs. We are required to take, or pay for if not taken, 75% of the total of the maximum daily quantities for each month during the term of the Kinder Morgan contract. There are make-up provisions allowing any take-or-pay payments we make to be applied against future purchases for specified periods of time. At December 31, 2014, we did not have any take-or-pay liability. We do not have the right to resell CO2 required to be purchased under the Kinder Morgan contract.

Oil production from our Aneth Field is characterized as a light, sweet crude oil with an API gravity of 40 degrees. The field is connected by pipeline to a refinery located near Gallup, New Mexico that is owned and operated by Western Refining Southwest, Inc., a subsidiary of Western Refining Inc. (“Western”). Western currently purchases all of the oil production from Aneth Field under a purchase agreement dated July 2014. On December 31, 2014, the Company entered into an amendment to the purchase agreement with Western, which provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also provides that the term of the purchase agreement shall continue automatically after December 31, 2014, until

March 31, 2015, and thereafter on a month-to-month basis until terminated by a party with ninety days prior notice. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or, in early 2015, through the FERC-regulated Texas-New Mexico pipeline owned by Western.

Capital expenditures at Aneth Field during 2014 were approximately $33.1 million, representing approximately twenty percent of our total capital expenditures during the year. Although the expansion of the CO2 flood will require significant investments for infrastructure, wellhead equipment and CO2 purchases, we expect that, in the aggregate, Aneth Field will generate sufficient cash flow to fund these requirements.

During the second quarter of 2012, we entered into two transactions regarding the Aneth Field Properties through which we and NNOGC consolidated our respective interests. In the first transaction, which closed in April 2012, we entered into an agreement with affiliates of Denbury Resources Inc. (“Denbury”) pursuant to which we and NNOGC, on a 50%/50% basis, acquired a 13% working interest in the Aneth Unit and an 11% working interest in the Ratherford Unit for total cash consideration of $75 million (the “Denbury Acquisition”).

Contemporaneously with this transaction we and NNOGC also entered into an amendment to our Cooperative Agreement. Among other changes, this amendment allowed NNOGC to exercise options to purchase 10% of our interest in Aneth Field, before giving effect to the Denbury transaction discussed above. This option was exercised for consideration of $100 million prior to customary closing adjustments. The purchase and sale agreement relating to the option exercise provided that the transaction be closed and paid for in two equal transfers in July 2012 and January 2013, each with an effective date of January 1, 2012. Each transfer was to be for 5% of our interest in the properties. The first transfer took place in July 2012 and the second transfer took place in January 2013.

The Cooperative Agreement amendment also cancelled a second set of options held by NNOGC to purchase an additional 10% interest in the Aneth Field Properties and stipulates that NNOGC has one remaining option to purchase an additional 10% of our interest in the Aneth Field Properties (as it stood prior to the 2012 option exercise and excluding the interest acquired from Denbury and certain other minority interests), exercisable in July 2017 at the then-current fair market value of such interest.

The following table presents, as of December 31, 2014, our estimate of the future capital expenditures, net to our interest, for construction, well work and other costs and for purchases of CO2 required to implement the CO2 flood projects in all three of the units of our Aneth Field Properties through 2043. The table also presents the estimated net proved developed non-producing and proved undeveloped reserves that we anticipate will be produced as a result of these projects, as included in our December 31, 2014, reserve report.

	Estimated Future Capital Expenditures (excluding CO2)	Proved Reserves (MMBoe)	Estimated Future Development Cost ($/Boe, excluding CO2)	Estimated Future CO2 Purchases
	(in millions, except as otherwise indicated)
Aneth Unit -- Phase 1, 2, 3 and 4 (PDNP)	$—	4.9	$-	$56.1
Aneth Unit -- Phase 4A-H (PUD)	57.9	7.6	7.63	113.5
Aneth Unit -- Pilot Area (PUD)	24.3	1.3	18.42	19.6
McElmo Creek Unit -- DC IIC (PDNP portion)	17.1	1.6	10.34	21.5
McElmo Creek Unit -- DC IIC (PUD portion)	42.0	3.0	14.19	26.0
Ratherford Unit -- DC IA (PUD)	39.2	4.9	7.92	60.0
Ratherford Unit -- DC IIC (PUD)	72.2	4.3	16.71	28.0
Total	$252.7	27.6	$9.14	$324.7

Aneth Field — Gas Compression. Currently there are two types of gas production in Aneth Field, saleable gas and gas that is contaminated by CO2. The contaminated gas stream, which is rich in valuable NGL and gas, is currently compressed and re-injected into the reservoir. As we continue our CO2 injection and expansion plans, the volume of contaminated gas will continue to increase. During 2011, we completed rebuilding of the gas compression plant at Aneth Unit, which processes all contaminated gas from the expansion project. This plant dehydrates and recovers condensate from the recycled gas stream, and we are exploring options to expand the plant to separate CO2 and hydrocarbon gas as well. If economically feasible, the hydrocarbon gas would be sold, adding income streams to the field economics while the separated CO2 stream would be reinjected into the producing zone. The plant hydrocarbon extraction expansion has been through early stages of engineering design and is currently on hold pending recovery of NGL prices.

The saleable gas stream is transported fifty miles to a gas processing plant in Lisbon, Utah, operated by CCI LLC. We are paid on a percent of proceed basis that averaged $4.76 per Mcf during 2014. We are undertaking discussions with CCI that would allow us to sell additional volumes of this partially contaminated gas.

Permian Properties

As of December 31, 2014, we had interests in 36,500 gross (25,000 net) acres in the Permian Basin of Texas and southeast New Mexico. Our position is divided between three principal project areas: the Delaware Basin project area in Reeves County, the Midland Basin project area in Howard, Martin, Midland and Ector counties and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. Approximately 14.1 MMBoe of proved reserves are associated with these assets as of December 31, 2014. During the year, we completed 15 gross (7.9 net) wells in the Permian Properties and had 234 gross (197 net) producing wells at year-end 2014. As of December 31, 2014, we were in the process of drilling 1 gross (0.7 net) well and had 2 gross (1.2 net) wells awaiting completion operations. During 2014, average net daily production from the Permian Properties was 4,656 Boe and was 80% liquids. See “Business and Properties – Marketing and Customers” for more information on how production from this area is sold. In January and February 2015 we successfully completed the three horizontal wells that were in the process of drilling or awaiting completion operations at year end.

Delaware Basin Project. The Delaware Basin project area includes approximately 21,200 gross (13,200 net) acres. The primary objective in this area is the Wolfcamp formation. Within the Wolfcamp formation, we have targeted primarily the Wolfcamp A and B subzones. Within our project area, other operators are also developing the Wolfcamp C and D subzones as well as the third Bone Spring formation. Based on drilling activity to date, approximately 40% of the acreage is held by production. Approximately 5.4 MMBoe of proved reserves are associated with these assets as of December 31, 2014. We believe that growth potential exists from more than 280 gross prospective wells targeting three zones in the Wolfcamp formation based on 160-acre spacing. Significant additional opportunity exists from reduced spacing as well as additional subzones.

Midland Basin Project. The Midland Basin project area includes approximately 10,000 gross (7,800 net) acres. We acquired our interests in this area in transactions over 2011, 2012 and 2013. In the 2011 transaction, we acquired approximately 4.0 MMBoe and 750 gross and net acres. The 2012 and 2013 acquisitions included 12.9 MMBoe of proved reserves and 8,286 gross (6,053 net) acres. Approximately 7.2 MMBoe of proved reserves are associated with these assets as of December 31, 2014. We believe that growth potential exists from more than 180 gross prospective horizontal wells targeting multiple zones in the Wolfcamp and Spraberry formations. Within this inventory, 114 wells are located in our core operated Gardendale area in Midland and Ector counties based on 80- to 120-acre spacing and three zones. Our acreage in this area is held by production. In Gardendale we have primarily targeted the Wolfcamp B subzone. Other operators in the area are actively developing the lower and middle Spraberry as well as the Wolfcamp A and C subzones.

Northwest Shelf Project. In 2012 we acquired assets in Lea County, New Mexico, in Denton, Gladiola and South Knowles fields, which are legacy conventional oil fields that produce from fractured carbonate reservoirs and cover 4,700 gross acres in which we hold an approximate 85% working interest, all held by production. Our interest in Denton Field, the largest of the three fields, consists of 2,900 gross acres, all of which are held by production. Approximately 1.0 MMBoe of proved reserves are associated with our Denton Field interests. We believe that growth potential and upside may exist from activities such as deepening existing wells and infill drilling from 40-acre to 20-acre spacing. In 2013 we completed a three-dimensional (“3D”) seismic shoot across Denton Field which will provide further insight into the development opportunities that may exist in this area. We are the operator of the Lea County assets.

Wyoming Properties

Hilight Field is located in the Powder River Basin in Campbell County, Wyoming, and consists of the Central Hilight Unit, the Grady Unit and the Jayson Unit. Hilight Field was discovered in 1969, unitized in 1971 and 1972, and underwent waterflood between 1972 and the mid-1990s. We have a 98.5% working interest in the Central Hilight Unit, an 82.5% working interest in the Grady Unit and an 82.7% working interest in the Jayson Unit. The Central Hilight, Grady and Jayson units and adjacent leasehold cover an area of almost 51,600 gross (47,400 net) acres. Our predecessor company acquired Hilight Field as part of a corporate acquisition in 2008 and initial activities were based primarily on production from the unitized Muddy formation, which generates free cash flow due to low reinvestment requirements. We have an inventory of low risk re-stimulation projects which could moderate the natural decline of this field.

As of December 31, 2014, there were 151 gross (143.5 net) producing vertical wells and 6 gross (5.6 net) horizontal wells. Gross cumulative production through December 31, 2014, from our three operated units was 68.4 MMBbl of oil and 168 billion cubic feet of gas. During 2014, production from Hilight Field averaged 1,770 Boe per day and was 29% oil.

The Powder River Basin is experiencing a transformation due to horizontal drilling targeting oil-bearing formations such as the Turner, Niobrara, Shannon, Sussex, Parkman and Mowry. Along with these unconventional opportunities, the basin continues to see exploration activity targeting the conventional Minnelusa formation. We have focused our geological, geophysical and engineering efforts to prepare for testing these formations. These activities have included a 3D seismic survey of Hilight Field and the review of our extensive log data and data from operators drilling wells close to Hilight. In the fourth quarter of 2013 we successfully completed a horizontal well in the Turner formation. Based on this success, we drilled two additional wells in the Turner formation in the second quarter of 2014, which we completed during the third quarter of 2014. We believe there are 42 additional horizontal drilling locations in the Turner on our leasehold, based on 320-acre spacing. While drilling our recent wells we collected additional petrophysical data in the Parkman, Shannon, Sussex and Niobrara formations. We believe there may be more than 30 potential Parkman horizontal locations on our acreage, assuming 320-acre spacing.

In the Big Horn Basin, we own leases covering approximately 34,700 net acres that may be prospective for production from multiple formations including the Mowry, Frontier and Phosphoria. Pursuant to the July 2014 Exploration Agreement with an independent exploration and production company, the partnering company formed the approximately 25,000 acre Alvarado Federal Unit of which Resolute holds approximately 22% of the unit leasehold. At the end of 2014, the operator was in the process of completing the initial horizontal unit well in the Phosphoria formation. If the initial well is not economic, then a replacement well must be drilled in order to hold the unit.

Divestiture of North Dakota Properties

In 2013 we sold all of our non-operated properties located in the Bakken trend of North Dakota through three separate transactions for net proceeds of approximately $70.1 million. In March 2014 we sold our remaining operated properties in North Dakota for approximately $6.6 million.

Estimated Net Proved Reserves

The following table presents our estimated net proved oil, gas and NGL reserves and the present value of our estimated net proved reserves as of December 31, 2014, 2013 and 2012 according to SEC standards. The standardized measure shown in the table below is not intended to represent the current market value of our estimated oil and gas reserves.

	Year Ended December 31,
	2014	2013	2012
Net proved developed reserves
Oil (MBbl)	34,359	38,791	39,288
Gas (MMcf)	25,775	29,488	25,568
NGL (MBbl)	2,791	3,136	2,668
MBoe (1)	41,446	46,842	46,217
Net proved undeveloped reserves
Oil (MBbl)	29,356	8,720	23,269
Gas (MMcf)	11,023	12,901	22,153
NGL (MBbl)	1,579	1,681	5,596
MBoe (1)	32,772	12,552	32,557
Total net proved reserves
Oil (MBbl)	63,715	47,511	62,557
Gas (MMcf)	36,798	42,389	47,721
NGL (MBbl)	4,370	4,817	8,264
MBoe (1)	74,218	59,394	78,774
PV-10 ($ in millions) (2)(3)	973	1,054	1,127
Discounted future income taxes ($ in millions)	(140)	(161)	(255)
Standardized measure ($ in millions) (2)(4)	833	893	872

1)	Boe is determined using one Bbl of oil or NGL to six Mcf of gas.
2)

In accordance with SEC and Financial Accounting Standards Board (“FASB”) requirements, our estimated net proved reserves and standardized measure at December 31, 2014 and 2013, were determined utilizing prices equal to the respective twelve-month unweighted arithmetic average of first day of the month prices, resulting in an average NYMEX WTI oil price of $94.99 and $96.94 per Bbl for the Aneth Properties and Plains Marketing, L.P. WTI oil price of $91.48 and $93.42 per Bbl for the Permian and Wyoming Properties, and an average Henry Hub spot market gas price of $4.35 and $3.67 per MMBtu, respectively. At December 31, 2012, we used an average NYMEX WTI oil price of $94.71 per Bbl and an average Henry Hub spot market gas price of $2.76 per MMBtu.

3)

PV-10 is a non-GAAP measure and incorporates all elements of the standardized measure, but excludes the effect of income taxes. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a company’s unique tax position and strategies, can make after-tax amounts less comparable.

4)

Standardized measure is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC and FASB, less future development costs and production and income tax expenses, discounted at a 10% annual rate to reflect the timing of future net revenue. Calculation of standardized measure does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quantitative and Qualitative Disclosures About Market Risk.”

The data in the above table are estimates only. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates, which, in the case of year-end 2014 estimates, are significantly in excess of prevailing prices. The 10% discount factor used to calculate present value, which is required by SEC and FASB pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to the timing of future production, which may prove to be inaccurate. The accuracy of any reserves estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserves estimates may vary, perhaps significantly, from the quantities of oil and gas that are ultimately recovered.

As an operator of domestic oil and gas properties, we are required to file Department of Energy Form EIA-23, “Annual Survey of Oil and Gas Reserves,” as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported herein, largely attributable to the fact that Form EIA-23 requires that an operator report on the total reserves attributable to wells that it operates, without regard to level of ownership (i.e., reserves are reported on a gross operated basis, rather than on a net interest basis).

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

Facility construction and well development activities began on CO2 flood projects in Aneth and McElmo Creek Units in 2006, with CO2 injection commencing in 2007, and are ongoing. No CO2 flood project proved undeveloped reserves were converted to proved developed in 2014.  However, during 2013, we converted approximately 2.2 MMBoe of Aneth Field reserves to proved developed from the undeveloped category as a result of continued CO2 response and drilling.

During 2014, 19 MBoe of proved undeveloped reserves were converted into proved developed as a result of successful non-operated drilling. Our operated drilling focus in 2014 was to preserve term leasehold acreage in the Permian Properties exclusively targeting non-proved locations. As a result, while non-proved properties were converted to proved reserves, no additional proved undeveloped reserves were converted to proved developed. 1.6 MMBoe proved developed and 6.0 MMBoe proved undeveloped were added as a result of 2014 drilling.

With respect to the properties included in our prior year reserve reports, we incurred development costs of $50.3 million in 2014 as compared to $97.3 million in 2013. The year over year change in developmental costs is also reflective of our operated drilling focus in 2014 to preserve term leasehold acreage in the Permian Basin. With respect to the total proved value, seven gross horizontal proved undeveloped drilling locations are scheduled to be drilled after some corresponding portion of primary term leasehold within each is set to expire. The Company has an initiative underway to amend and extend these leases to deal with potential expirations over the next one to two years. Without securing lease extensions on these seven Permian Basin locations, total proved reserves would be adversely affected by 1.6% on a volumetric basis and 0.9% on a value basis.

At December 31, 2014, no proved undeveloped reserves have remained, or are scheduled to remain, undeveloped beyond five years from its corresponding initial booking date.

Changes in Proved Reserves

Proved reserves reported by us at December 31, 2014, increased from those reported at December 31, 2013, as follows:

Oil Equivalent
(MBoe)
Proved reserves as of December 31, 2013	59,394
Production	(4,647)
Extensions, discoveries and other additions	28,800
Sales of minerals in place	(224)
Revisions of previous estimates	(9,105)
Proved reserves as of December 31, 2014	74,218
Proved undeveloped reserves:
As of December 31, 2014	32,772
As of December 31, 2013	12,552

Extensions, discoveries and other additions to proved reserves were the result of drilling wells in the Permian and Powder River basins and the addition of CO2 enhanced recovery projects in Aneth Field. Sales of minerals in place reflect the divestiture of certain properties in the Bakken and the Midland Basin.

Approximately 21.1 MMBoe have been added as proved undeveloped, comprised of four CO2 injection projects in the Aneth Field Properties. Additionally, the Permian and Powder River basin properties had active drilling programs in 2014, resulting in 1.7 MMBoe added to proved developed producing from successful drilling of non-proved locations. Furthermore, these successful wells created additional proved undeveloped offset locations carrying 6.0 MMBoe reserves.

In accordance with SEC requirements, the oil reserves at December 31, 2014 and 2013, utilized average NYMEX West Texas Intermediate oil prices of $94.99 and $96.94 per Bbl, respectively, for the Aneth Properties and average Plains Marketing, L.P. West Texas Intermediate oil price of $91.48 and $93.42 per Bbl, respectively, for the Permian and Wyoming Properties. For natural gas, the reserves at December 31, 2014 and 2013, utilized average Henry Hub spot marketing gas prices of $4.35 and $3.67 per MMBtu, respectively. All prices then were adjusted for quality and basis differentials.

Controls Over Reserve Report Preparation, Technical Qualification and Methodologies Used

Reserve estimates as of December 31, 2014, were prepared by Resolute and audited by NSAI, our independent petroleum engineers. Please read “Risk Factors — Risks Related to Our Business, Operations and Industry” in evaluating the material presented below.

Our reserve report was prepared under the direct supervision of the Company’s Corporate Reserves Manager, Mr. Michael R. White. Mr. White has more than 30 years of experience in the oil and gas industry including general reservoir engineering, corporate engineering, exploration support and economic analysis support. During his career, Mr. White has resided and worked in Texas, Louisiana, Florida and Colorado. Additionally, he has performed evaluations in other basins in the states of Utah, Wyoming, North Dakota, and Washington. He has onshore, shallow water, and deep water project experience. Mr. White has a Bachelor of Science degree in Petroleum Engineering from Mississippi State University (1984) and a Masters of Business Administration from the University of Houston (1997). He is a Registered Professional Engineer in the states of Colorado, Texas and Wyoming. His qualifications meet or exceed the qualifications of reserve estimators and auditors as set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. Mr. White is a member of the Society of Petroleum Engineers and is currently a director of the Society of Petroleum Evaluation Engineers.

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

NSAI is a worldwide leader of petroleum property analysis to industry and financial organizations and government agencies. With offices in Dallas and Houston, NSAI delivers high quality, fully integrated engineering, operational, geologic, geophysical, petrophysical and economic solutions for all facets of the upstream energy industry. Within NSAI, the technical person primarily responsible for the NSAI audit is David T. Miller. Mr. Miller has been practicing consulting petroleum engineering at NSAI since 1997. He is a Registered Professional Engineer in the states of Texas, Louisiana and Wyoming and has more than 33 years of practical experience in petroleum engineering, with more than seventeen years of experience in the estimation and evaluation of reserves. He graduated from the University of Kentucky in 1981 with a Bachelor of Science degree in Civil Engineering and from Southern Methodist University in 1994 with a Master of Business Administration degree. Mr. Miller meets or exceeds the education, training, and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. He is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

 A report of NSAI regarding its audit of the estimates of proved reserves at December 31, 2014, has been filed as Exhibit 99.1 to this report and is incorporated herein.

Production, Price and Cost History

The table below summarizes our operating data for 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Sales Data:
Oil (MBbl)	3,488	3,499	2,773
Gas (MMcf)	5,023	4,565	3,567
NGL (MBbl)	320	207	41
Combined volumes (MBoe)	4,645	4,467	3,409
Daily combined volumes (Boe per day)	12,727	12,239	9,313
Average Realized Prices (excluding derivative settlements):
Oil ($/Bbl)	$84.28	$91.75	$86.70
Gas ($/Mcf)	5.23	4.70	4.57
NGL ($/Bbl)	28.58	35.18	37.98
Average Production Costs ($/Boe):
Lease operating expense	$24.26	$23.12	$23.45
Production and ad valorem taxes	8.01	9.04	10.48

In each of the years presented above, total estimated proved reserves attributed to our Aneth Field exceeded fifteen percent of our total proved reserves expressed on an equivalent basis. Therefore, the table below summarizes our operating data for Aneth Field for 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Sales Data:
Oil (MBbl)	2,249	2,238	2,263
Gas (MMcf)	276	52	361
NGL (MBbl)	—	—	—
Combined volumes (MBoe)	2,295	2,246	2,323
Daily combined volumes (Boe per day)	6,287	6,154	6,347
Average Realized Prices (excluding derivative settlements):
Oil ($/Bbl)	$84.76	$91.55	$87.61
Gas ($/Mcf)	4.76	5.64	7.01
NGL ($/Bbl)	—	—	—
Average Production Costs ($/Boe):
Lease operating expense	$27.08	$28.33	$26.84
Production and ad valorem taxes	11.04	12.18	12.56

Oil and Gas Wells

The following table sets forth information as of December 31, 2014, relating to the productive wells in which we own a working interest. A well with multiple completions in the same bore hole is considered one well. Wells are considered oil or gas wells according to the predominant production stream, except that a well with multiple completions is considered an oil well if one or more is an oil completion. Productive wells consist of producing wells and wells capable of producing, including wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of our working interests owned in gross wells. In addition to the wells below, we had interests in and operated 337 gross (214 net) active water and CO2 injection wells as of December 31, 2014.

	Productive Wells(1)
	Gross	Net
Oil	779	591
Gas	6	5
Total	785	596

1)	We operated 741 gross (580 net) productive wells at December 31, 2014.

Drilling Activity

The following table sets forth information with respect to exploration, development and extension wells we completed during 2014, 2013 and 2012. The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross or net wells.

	Year Ended December 31,
	2014	2013	2012
Gross exploration wells:
Productive (1)(3)	1	—	43
Dry (2)	—	—	—
Total exploration wells	1	—	43
Gross development wells:
Productive (1)(3)	8	40	20
Dry (2)	—	—	—
Total development wells	8	40	20
Gross extension wells:
Productive (1)(3)	11	4	—
Dry (2)	—	—	—
Total extension wells	11	4	—
Total gross wells drilled	20	44	63

	Year Ended December 31,
	2014	2013	2012
Net exploration wells:
Productive (1)(3)	—	—	12
Dry (2)	—	—	—
Total exploration wells	—	—	12
Net development wells:
Productive (1)(3)	4	30	12
Dry (2)	—	—	—
Total development wells	4	30	12
Net extension wells:
Productive (1)(3)	6	3	—
Dry (2)	—	—	—
Total extension wells	6	3	—
Total net wells drilled	10	33	24

1)	A productive well is a well we have cased. Wells classified as productive do not always result in wells that provide economic production.
2)	A dry well is a well that is incapable of producing oil or gas in sufficient quantities to justify completion.
3)	Included in this 2013 count are 8 gross (1.9 net) productive development wells sold to HRC Energy, LLC effective March 1, 2013, closed July 15, 2013.

Acreage

All of our leasehold acreage is categorized as developed or undeveloped. The following table sets forth information as of December 31, 2014, relating to our leasehold acreage.

	Developed Acreage (1)
Area	Gross (2)	Net (3)
Hilight Field (WY)	49,608	45,421
Aneth Field (UT)	43,218	27,157
Permian Basin (TX)	15,904	11,896
Permian Basin (NM)	4,690	3,971
North Dakota	516	99
Hilight area non-unit acreage (WY)	800	800
Big Horn Basin (WY)	1,357	1,357
Total	116,093	90,701

	Undeveloped Acreage (4)
Area	Gross (2)	Net (3)
Aneth Field (UT)	1,173	1,173
Big Horn Basin (WY)	81,037	33,350
Permian Basin (TX)	15,947	9,146
Black Warrior Basin (AL)	13,633	6,783
North Dakota	640	301
Hilight area non-unit acreage (WY)	1,240	1,240
Total	113,670	51,993

1)	Developed acreage is acreage attributable to wells that are capable of producing oil or gas.
2)	The number of gross acres is the total number of acres in which we own a working interest and/or unitized interest.
3)	Net acres are calculated as the sum of our working interests in gross acres.
4)	Undeveloped acreage includes leases either within their primary term or held by production.

Approximately 18,300 net acres, 15,300 net acres and 9,300 net acres of undeveloped acreage expire in 2015, 2016 and 2017, respectively. Approximately 9,800 net acres that expire in 2015 relate to acreage in the Big Horn Basin in Wyoming to which no proved reserves were assigned in our December 31, 2014, reserve report.

Present Activities

As of December 31, 2014, we were in the process of drilling 1 gross (0.7 net) well and there were 2 gross (1.2 net) wells waiting on completion operations. Please read “Business and Properties – Descriptions of Properties” for additional discussion regarding our present activities.

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

Our strategic alliance with NNOGC is embodied in a Cooperative Agreement consummated with NNOGC and our predecessor company in 2004 to facilitate our joint acquisition of the Chevron Properties. The agreement was amended subsequently to facilitate the joint acquisition of the ExxonMobil Properties and was amended again in conjunction with the sale of 10% of our interest in Aneth Field to NNOGC. That transaction was closed and paid for in two equal installments, each for 5%, that took place in July 2012 and January 2013, each with an effective date of January 1, 2012. Among other things, this agreement provides that:

●	We and NNOGC will cooperate on the acquisition and subsequent development of our respective properties in Aneth Field.
●

NNOGC will assist us in dealing with the Navajo Nation and its various agencies, and we will assist NNOGC in expanding its financial expertise and operating capabilities. Since acquisition of the Aneth Field Properties, NNOGC has helped facilitate interaction between the Company and the Navajo Nation Minerals Department and other agencies of the Navajo Nation.

●

NNOGC has a right of first negotiation in the event of a sale by Resolute of all or substantially all of its Chevron or ExxonMobil Properties. This right is separate from and in addition to the statutory preferential purchase right held by the Navajo Nation.

In addition to these provisions, NNOGC was granted three separate but substantially similar purchase options. Each purchase option entitled NNOGC to purchase from us up to 10% of the undivided working interests that we acquired from Chevron or ExxonMobil, as applicable, as to each unit in the Aneth Field Properties (each a “Purchase Option”). The Cooperative Agreement amendment executed in 2012 provides for the cancellation of the second Purchase Option and stipulates that NNOGC has one remaining Purchase Option (as it stood prior to the current option exercise and excluding the interest acquired from Denbury and certain other minority interests). The remaining Purchase Option is exercisable in July 2017 at the then-current fair market value of such interest. The exercise by NNOGC of its Purchase Option in full would not give it the right to remove us as operator of any of the Aneth Field Properties.

Marketing and Customers

Crude Oil Sales

Aneth Field. We currently sell all of our oil from our Aneth Field Properties to Western under a purchase agreement dated July 2014. On December 31, 2014, the Company entered into an amendment to the purchase agreement with Western, which provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also provides that the term of the purchase agreement shall continue automatically after December 31, 2014, until March 31, 2015, and thereafter on a month-to-month basis until terminated by a party with ninety days prior notice. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or, in early 2015, through the FERC-regulated Texas-New Mexico pipeline owned by Western.

Western refines our oil at their 26,000 barrel per day refinery in Gallup, New Mexico. Our production is transported to the refinery via the Running Horse oil pipeline owned by NNOGC to its Bisti terminal, approximately 20 miles south of Farmington, New Mexico, that serves the refinery. Our and NNOGC’s oil has been jointly marketed to Western. The combined Resolute and NNOGC volumes were approximately 9,800 barrels of oil per day as of year-end. When combined with the royalty barrels owned by the Navajo Nation, Aneth Field provides approximately 12,000 barrels per day to the Gallup refinery, nearly 50% of total refinery capacity.

The Aneth Field oil is a sweet, light crude oil that is well suited to be refined in Western’s refinery. Although we have sold all of our oil production to Western since acquiring the Chevron Properties in November 2004, and despite the value of our oil production to Western, we cannot be certain that the commercial relationship with Western will continue for the indefinite future and that the refinery will not suffer significant down-time or be closed. If for any reason Western is unable or unwilling to purchase our oil production, we have other production marketing alternatives. We have the ability to load up to 3,000 barrels per day at Western’s Gallup refinery rail loading site in the event that Western is unable to process or otherwise does not take our oil volumes. NNOGC has completed construction of a high volume truck loading facility located at the terminal end of NNOGC’s Running Horse pipeline that is capable of loading all of our and NNOGC’s production. We have life-of-lease access to the truck loading facility pursuant to an agreement with NNOGC. Oil can be trucked a relatively short distance from the loading facility to rail loading sites near and south of Gallup, New Mexico, or longer distances to refineries or oil pipelines in southern New Mexico and west Texas. We can also transport our oil by various combinations of truck and rail from the Aneth Field Properties to markets throughout the United States. The cost of selling our oil to alternative markets in the short term would result in a greater differential to the NYMEX price of oil than we currently receive. If we choose or are forced to sell to these alternative markets for a longer period of time, these costs could be lowered significantly. Under long term arrangements, which may require the investment of capital, we believe we would realize a NYMEX differential approximately equal to the current differential realized in the price received from Western.

Other fields. With respect to our oil production from all other fields, we generally sell our crude oil under 30-day contracts at the best available price in the area.

Gas and NGL Sales

Our gas and NGL are sold to various midstream processing companies under long-term percent of proceeds contracts.

Other Factors

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

Derivatives

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

As of December 31, 2014, we estimate the total cost to fully decommission the inactive portion of the Aneth Gas Processing Plant site to be $26.3 million, of which approximately $25.7 million had already been incurred and paid for. We have recorded an asset retirement obligation for the remaining demolition liability net to our interest of $0.2 million at December 31, 2014. Demolition activities were materially completed at December 31, 2014. These costs do not include any costs for clean-up or remediation of the subsurface as well as minor additional demolition and removal activity associated with buried piping and concrete foundations. The Aneth Gas Processing Plant site was previously evaluated by the Environmental Protection Agency (“EPA”) for possible listing on the National Priorities List (“NPL”), of sites contaminated with hazardous substances with the highest priority for clean-up under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Based on its investigation, the EPA concluded no further investigation was warranted and that the site was not required to be listed on the NPL. The Navajo Nation Environmental Protection Agency (“Navajo Nation EPA”) now has primary jurisdiction over the Aneth Gas Processing Plant site. We cannot predict whether Navajo Nation EPA will require further investigation and possible clean-up, and the ultimate clean-up liability may be affected by the Navajo Nation’s recent enactment of a Navajo CERCLA statute. The Navajo CERCLA statute, in some cases, imposes broader obligations and liabilities than the federal CERCLA statute. We have been advised by Chevron that a significant portion of the subsurface clean-up or remediation costs, if any, would be covered by an indemnity agreement from the prior owner of the plant, and Chevron has provided us with a copy of the pertinent purchase agreement that appears to support its position. We cannot predict, however, whether any subsurface remediation will be required or what the cost of this clean-up or remediation could be. Additionally, we cannot be certain whether any of such costs will be reimbursable to us pursuant to the indemnity of the prior owner. Please read “Business and Properties — Environmental, Health and Safety Matters and Regulation — Waste Handling.”

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

Seasonality

Our operations have not historically been subject to seasonality in any material respect although our operations may be affected by extreme weather.

Environmental, Health and Safety Matters and Regulation

General. We are subject to various stringent and complex federal, tribal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment, and protection of human health and safety. These laws and regulations may, among other things:

●	require the acquisition of various permits before drilling commences or other operations are undertaken;
●	require the installation and operation of expensive pollution control equipment;

●

restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling, production, transportation and processing activities;

●	suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands and other protected areas;
●

require remedial measures to mitigate pollution from historical and ongoing operations, such as the closure of pits and plugging of abandoned wells, and the remediation of releases of oil or other substances; and

●	require preparation of an Environmental Assessment and/or an Environmental Impact Statement.

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

Comprehensive Environmental Response, Compensation, and Liability Act. CERCLA, also known as the “Superfund law,” and comparable tribal and state laws may impose strict, joint and several liability, without regard to fault, on classes of persons who are considered to be responsible for the release or threat of release of CERCLA “hazardous substances” into the environment. These persons include the current and former owners and operators of the site where a release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. Such claims may be filed under CERCLA, as well as state common law theories or tribal or state laws that are modeled after CERCLA. In the course of our operations, we generate waste that may fall within CERCLA’s definition of hazardous substances, as well as under the Navajo Nation CERCLA which, unlike the federal CERCLA, broadly defines “hazardous substances” to include oil and other hydrocarbons, thereby subjecting us to potential liability under CERCLA, tribal and state law counterparts to CERCLA and common law. Therefore, governmental agencies or third parties could seek to hold us responsible for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited, or other damages resulting from a release.

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

Air Emissions. The federal Clean Air Act and comparable tribal and state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require us to install and operate expensive emissions control equipment, modify our operational practices and obtain permits for existing operations and, before commencing construction on a new or modified source of air emissions, such laws may require us to reduce our emissions at existing facilities. As a result, we may be required to incur increased capital and operating costs. Federal, tribal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated federal, tribal and state laws and regulations.

In June 2005, the EPA and ExxonMobil entered into a consent decree settling various alleged violations of the federal Clean Air Act associated with ExxonMobil’s prior operation of the McElmo Creek Unit. In response, ExxonMobil submitted amended Title V and Prevention of Significant Deterioration (“PSD”) permit applications for the McElmo Creek Unit main flare and other sources, and also paid a civil penalty and costs associated with a Supplemental Environmental Project, or “SEP.” Pursuant to the consent decree, upgrades to the main flare were completed in May 2006 by ExxonMobil, and all of the remaining material compliance measures of the consent decree have been met by us. The EPA is processing the Title V and PSD permit applications required by consent decree, and a draft PSD permit was released for public comment in the fourth quarter of 2014, which we commented upon. We remain subject to the consent decree, including stipulated penalties for violations of emissions limits and compliance measures set forth in the consent decree. We believe the consent decree may be terminated in 2015 by the EPA, although the EPA has given us no definite confirmation, and such termination may not be possible until revised final PSD and Title V permits are issued.

On July 1, 2011, the EPA promulgated final rules titled “Review of New Sources and Modifications in Indian Country.” (Tribal Minor NSR Rules) 76 Fed. Reg. 38748-808 (July 1, 2011). These rules became effective on August 30, 2011 and were subsequently amended, and establish the phased implementation of a program of minor source permitting by the EPA in Indian Country over a period of 48 months. Under the Tribal Minor NSR Rules, new wells and associated equipment located in “Indian Country” that will be minor sources even without emission controls need not obtain a permit prior to their construction for up to 48 months from the effective date of the rules (although they need to be registered with the EPA in most instances), while such sources that exceed major source thresholds without legally and practically enforceable emission control requirements in effect must obtain a synthetic minor permit prior to their construction. The Tribal Minor NSR Rules specifically provide for a synthetic minor permit to be issued to an otherwise major source that takes permit restrictions, enforceable as a legal and practical matter, so that the source’s potential to emit is less than the minimum amount set for major sources, i.e., 250 tons per year of criteria pollutants in so-called attainment areas. We have evaluated our existing and planned new sources in Indian Country for purposes of registering them, applying for permits as appropriate and evaluating the need to apply for any synthetic minor permits for existing facilities that may undergo modifications. Delays in obtaining such new permits from the EPA under the Tribal Minor NSR Rules could adversely affect our planned activities which previously were not subject to minor source permitting requirements or associated delays and expense.

On August 16, 2012, the EPA published final rules that established new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package included New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”), and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules established specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment as well as more stringent leak detection requirements for natural gas processing plants. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, as well as court challenges to the rules, and in 2013 issued revised rules that were responsive to some industry concerns. On December 31, 2014, the EPA issued still further final revisions in response to stakeholder petitions for reconsideration of various regulatory provisions.  Some of these final revisions are also now the subject of petitions for still further administrative reconsideration, specifically including petitions regarding the applicability of new source performance standards to tanks operated in parallel.  These final revised rules issued in 2013 and 2014 require modifications to our operations as promulgated, increasing our capital and operating costs without being offset by increased product capture.

Actual air emissions reported for our facilities are in material compliance with the terms of existing air permits and the emission limits contained in the permit applications and the consent decree when emissions associated with qualified equipment malfunctions are taken into account.

Water Discharges. The federal Water Pollution Control Act, or the Clean Water Act, and analogous tribal and state laws, impose restrictions and strict controls on the discharge of “pollutants” into waters of the United States, including wetlands, without appropriate permits. Pollutants under the Clean Water Act, are defined to include produced water and sand, drilling fluids, drill cuttings, dredge and fill material, and other substances related to the oil and gas industry. Federal, tribal and state regulatory agencies can impose administrative, civil and criminal penalties for unauthorized discharges or noncompliance with discharge permits or other requirements of the Clean Water Act and analogous tribal and state laws and regulations. They also can impose substantial liability for the costs of removal or remediation associated with discharges of oil, hazardous substances or other pollutants.

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

In November 2001, the EPA issued an administrative order to ExxonMobil for removal and remediation of oil and hydrocarbon contaminated ground water released as a result of a shallow casing leak at the McElmo Creek P-20 well that occurred in January 2001. In response, ExxonMobil performed various site assessment activities and began recovering oil from the ground water. We were obligated to complete the remedial activities required under the administrative order issued to ExxonMobil, at an estimated cost of approximately $100,000 per year. Onsite activities were concluded and a transition to passive monitoring was implemented in 2014 with final closure anticipated in 2016.

Underground Injection Control. Our underground injection operations are subject to the federal Safe Drinking Water Act, as well as analogous tribal and state laws and regulations. Under Part C of the Safe Drinking Water Act, the EPA established the Underground Injection Control program, which established the minimum program requirements for tribal and state programs regulating underground injection activities. The Underground Injection Control program includes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Federal, tribal and state regulations require us to obtain a permit from applicable regulatory agencies to operate our underground injection wells. We believe we have obtained the necessary permits from these agencies for our underground injection wells and that we are in substantial compliance with permit conditions and applicable federal, tribal and state rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of the underground injection wells is likely to result in pollution of freshwater, the substantial violation of permit conditions or applicable rules, or leaks to the environment. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In 2009 and 2010, the EPA evaluated wellbores of producer and injector wells in Aneth Field and suggested that certain wells may not be adequately cased and / or cemented across the bottom of the underground source of drinking water.  As a result, the Navajo EPA has required Resolute to perform remedial casing and cement work on selected wellbores concurrent with any significant well work on injection wells.  In most cases, remedial work is limited to the affected injection well that is being worked over.  In the case of new drills of injection wells or deepening of existing injection wells, the remedial action requirements could potentially impact identified deficient wellbores (producer or injector) within one-half mile of the well being drilled or deepened.  Resolute estimates the cost to perform remedial activities, if and when required, could range from $100,000 to over $300,000 per deficient well.

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

Other Laws and Regulations

Climate Change. Recent scientific studies have suggested that emissions of gases commonly referred to as “greenhouse gases” or “GHG”, including CO2, nitrogen dioxide and methane, may be contributing to warming of the Earth’s atmosphere. Other nations already have agreed to regulate emissions of GHG pursuant to the United Nations Framework Convention on Climate Change, (“UNFCCC”) and the Kyoto Protocol, an international treaty (not including the United States) pursuant to which many UNFCCC member countries agreed to reduce their emissions of GHG to below 1990 levels by 2012. A successor treaty to the Kyoto Protocol has not been developed to date. In response to such studies and international action, the U.S. Congress has considered but not passed legislation to reduce emissions of GHG. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts. v. EPA, the EPA may be required to regulate GHG emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing GHG emissions. The Court’s holding in Massachusetts v. EPA that GHG fall under the federal Clean Air Act’s definition of “air pollutant” has resulted in the regulation and permitting of GHG emissions from major stationary sources under the Clean Air Act, due to EPA’s “endangerment finding” that links global warming to human-caused emissions of GHG, and the EPA’s subsequent GHG Tailoring Rule, which subjects certain major sources of GHG emissions to Title V operating permit and New Source Review permitting requirements for the first time. The permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs will require affected facilities to meet emissions limits that are based on “best available control technology,” which will be established by the permitting agencies on a case-by-case basis. In July 2012, the Tailoring Rule became effective for all new facilities that emit at least 100,000 tons of GHG per year. Additionally, the EPA promulgated a mandatory GHG reporting rule that took effect January 1, 2010. The mandatory reporting rule (MRR) and subsequent amendments included reporting requirements for operators that inject CO2 for enhanced oil recovery and geologic sequestration, regardless of the magnitude of associated CO2 emissions, and also to operators of oil and gas systems that emit more than 25,000 metric tons of CO2-equivalent GHG across an entire producing basin. On November 13, 2014, the EPA finalized additional portions of the MRR.  The new provisions went into effect on January 1, 2015, and included revised monitoring and data disclosure requirements for the petroleum and natural gas industry clarifying the that engines, boilers, heaters, flares, and separation and processing equipment are among the emission sources that must provide greenhouse gas reports.  In addition, the EPA also issued a new proposed rule that would expand the types of sources that are covered by the MRR.  These sources would include oil well completions and workovers with hydraulic fracturing, petroleum and natural gas gathering and boosting systems, and transmission pipeline blowdowns between compressor stations. Currently, the Aneth Field is the only asset operated by the Company that is subject to the MRR requirements. A number of states also have taken legal measures to reduce emissions of GHG, primarily through the planned development of GHG emission inventories and/or regional cap-and-trade programs, but we do not currently conduct business in those states. The passage or adoption of additional legislation or regulations that restrict emissions of GHG or require reporting of such emissions in areas where we conduct business could adversely affect our operations.

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

Resources and Development Committee of the Navajo Nation Council. The Resources and Development Committee (the “Resources Committee”) is a standing committee of the Navajo Nation Tribal Council, and has oversight and regulatory authority over all lands and resources of the Navajo Nation. The Resources Committee reviews, negotiates and recommends to the Navajo Nation Tribal Council actions involving the approval of energy development agreements and mineral agreements; gives final approvals of rights of way, surface easements, geophysical permits, geological prospecting permits, and other surface rights for infrastructure; oversees and regulates all activities within the Navajo Nation involving natural resources and surface disturbance; sets policy for natural resource development and oversees the enforcement of federal and Navajo law in the development and utilization of resources, including issuing cease and desist orders and assessing fines for violation of its regulations and orders. The Resources Committee also has oversight authority over, among other agencies and matters, the Navajo Nation Environmental Protection Agency and Navajo Nation environmental laws, the Navajo Nation Minerals Department and Navajo Nation oil and gas laws and the Navajo Nation Land Department and Navajo Nation land use laws. While NNOGC has been successful thus far in facilitating timely approvals from the Resources Committee for our operations, such timeliness is not guaranteed and obtaining future approvals may cause delays in developing the Aneth Field Properties.

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

Taxation by the Navajo Nation. In certain instances, federal, state and tribal taxes may be applicable to the same event or transaction, such as severance taxes. State taxes are rarely applicable within the Navajo Nation Reservation except as authorized by Congress or when the application of such taxes does not adversely affect the interests of the Navajo Nation. Federal taxes of general application are applicable within the Navajo Nation, unless specifically exempted by federal law. We currently pay the following taxes to the Navajo Nation:

●

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

●

Possessory Interest Tax. We pay a possessory interest tax to the Navajo Nation. The possessory interest tax applies to all property rights under a lease within the Navajo Nation boundaries, including natural resources.

●

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

Drilling and Production. Our operations are subject to various types of regulation at federal, state, local and Navajo Nation levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities, the Navajo Nation and other Native American tribes also regulate one or more of the following:

●	the location of wells;
●	the method of drilling and casing wells;
●	the rates of production or “allowables”;
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandoning of wells; and
●	notice to surface owners and other third-parties.

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

Hydraulic Fracturing Disclosure and Possible Regulation or Prohibition. Hydraulic fracturing or “fracing” is a process used by oil and gas producers in the completion or re-working of some oil and gas wells. Water, sand and certain chemical additives are injected under high pressure into subsurface formations to create and prop open fractures and thus enable fluids that would otherwise remain trapped in the formation to flow to the surface. Fracing has been in use for many years in a variety of geologic formations. Combined with advances in drilling technology, recent advances in fracing technology have contributed to a large increase in production of gas and oil from shales that would otherwise not be economically productive. Fracing is typically subject to state oil and gas agencies’ regulatory oversight, and has not been regulated at the federal level. However, due to assertions that fracing may adversely affect drinking water supplies, the federal EPA has commenced a study of the potentially adverse impacts that fracing may have on water quality and public health, the Bureau of Land Management is proposing new regulatory requirements for fracing on certain federal lands, and a committee of the U.S. House of Representatives has commenced its own investigation into fracing practices. For example, on October 21, 2011, the EPA announced its intention to propose regulations under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing, and these proposed regulations are expected in early 2015.  Also, EPA has initiated a stakeholder and potential rulemaking process under the Toxic Substances Control Act (“TSCA”) to obtain data on chemical substances and mixtures used in hydraulic fracturing.  The EPA has not indicated when it intends to issue a proposed rule, but it issued an Advanced Notice of Proposed Rulemaking in May 2014, seeking public comment on a variety of issues related to such

TSCA rulemaking. The Bureau of Land Management (BLM) has also indicated its intent to pursue a rulemaking related to further controlling the venting and flaring of natural gas on BLM administered lands, and the U.S. Occupational Safety and Health Administration has proposed stricter standards for worker exposure to silica, which would apply to use of sand as a proppant for hydraulic fracturing. In addition, Congress has considered, and may in the future consider, legislation that would amend the Safe Drinking Water Act (“SDWA”) to encompass hydraulic fracturing activities. Past proposed legislation would have required hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements, in addition to those already applicable to well site reclamation under various federal, tribal and state laws. We routinely utilize hydraulic fracturing techniques in many of our reservoirs. Adoption of legislation and implementing regulations placing restrictions on fracing could impose operational delays, increased operating costs and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing, resulting in reduced amounts of oil and gas being produced, as well as increased costs of compliance and doing business. We disclose information pertaining to frac fluids, additives, and chemicals to the FracFocus databases in compliance with statewide requirements established by the Texas Railroad Commission and Wyoming Oil and Gas Conservation Commission. We currently are waiting to see what requirements, if any, will be promulgated by the US Environmental Protection Agency, Bureau of Land Management and the Navajo Nation before disclosing similar information for wells fractured on Navajo lands.

Employees

As of December 31, 2014, we had 265 full-time employees, of which 47 were field level employees represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, or United Steel Workers (“USW”) labor union, and are covered by a collective bargaining agreement that is subject pending to renewal negotiations. We believe that we have a satisfactory relationship with our employees.

Offices

We currently lease approximately 56,000 square feet of office space in Denver, Colorado and approximately 21,000 square feet of office space in Midland, Texas. Our principal offices is located at 1700 Lincoln, Suite 2800, Denver, CO 80203. In addition, we own and maintain field offices in Colorado, Utah, Wyoming and Texas and lease other, less significant, office space in locations where staff are located. We believe that our office facilities are adequate for our current needs and that additional office space can be obtained if necessary.

Available Information

We maintain a link to investor relations information on our website, www.resoluteenergy.com, where we make available, free of charge, our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website copies of the charters of the audit, compensation and corporate governance/nominating committees of our Board of Directors, our code of business conduct and ethics, audit committee whistleblower policy, stockholder and interested parties communication policy and corporate governance guidelines. Stockholders may request a printed copy of these governance materials or any exhibit to this report by writing to the Secretary, Resolute Energy Corporation, 1700 Lincoln, Suite 2800, Denver, Colorado 80203. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains the documents we file with the SEC. Our website and the information contained on or connected to our website is not incorporated by reference herein and our web address is included as an inactive textual reference only.

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

The oil and gas markets are highly volatile, and we cannot predict future prices. Our revenue, profitability and cash flow depend upon the prices and demand for oil, gas and NGL. The markets for these commodities are very volatile and even relatively modest reductions in prices can significantly affect our financial results and impede our growth. Prices for oil, gas and NGL may fluctuate widely in response to relatively minor changes in the supply of and demand for the commodities, market uncertainty and a variety of additional factors that are beyond our control, such as:

●	domestic and foreign supply of and demand for oil and gas, including as a result of technological advances affecting energy consumption and supply;
●	actions of the Organization of Petroleum Exporting Countries and other state-controlled oil companies relating to oil price and production controls;
●	weather conditions;
●	overall domestic and global political and economic conditions;
●	the price of foreign imports;
●	political and economic conditions in oil producing countries, including the Middle East, Russia and South America;
●	variations between product prices at sales points and applicable index prices;
●	domestic, tribal and foreign governmental regulations and taxation;
●	the effect of energy conservation efforts;
●	the capacity, cost and availability of oil and gas pipelines and other transportation and gathering facilities, and the proximity of these facilities to our wells;
●	the availability of refining and processing capability;
●	factors specific to the local and regional markets where our production occurs; and
●	the price and availability of alternative fuels.

In the past, the price of oil has been extremely volatile, and we expect this volatility to continue. For example, during the twelve months ended December 31, 2014, the NYMEX price for light sweet crude oil ranged from a high of $107.26 per Bbl to a low of $53.27 per Bbl, and declined precipitously in the latter part of the year. For calendar year 2013, the range was from a high of $110.53 per Bbl to a low of $86.68 per Bbl, and for the five years ended December 31, 2014, the price ranged from a high of $113.93 per Bbl to a low of $53.27 per Bbl.

A decline in oil and gas prices can significantly affect many aspects of our business, including financial condition, revenue, results of operations, liquidity, rate of growth, reserves and the carrying value of our oil and gas properties, all of which depend primarily or in part upon those prices. For example, declines in the prices we receive for our oil and gas adversely affect our ability to repay indebtedness, finance capital expenditures, make acquisitions, raise capital and otherwise satisfy our financial obligations. In addition, declines in prices reduce the amount of oil and gas that we can produce economically and, as a result, adversely affect our quantities and present values of proved reserves. Among other things, a reduction in our reserves can limit the capital available to us, as the maximum amount of available borrowing under our Revolving Credit Facility is, and the availability of other sources of capital likely will be, based to a significant degree on the estimated quantities and value of those reserves. Finally, our Revolving Credit Facility and our Secured Term Loan Facility both contain asset coverage maintenance covenants based on the ratios of total proved reserves to total secured debt and proved developed reserves to total secured debt.  A reduction in our reserves can result in events of default under these debt agreements as a result of failure to comply with such ratios.

Availability under our Revolving Credit Facility depends on a borrowing base which is subject to redetermination by our lenders. If our borrowing base is reduced, we may be required to repay amounts outstanding under our Revolving Credit Facility.

Under the terms of our Revolving Credit Facility, our borrowing base is subject to semi-annual redetermination by our lenders based on their evaluation of our proved reserves and their internal criteria. In addition, under certain circumstances, interim redeterminations may be conducted.

The significant recent decline in oil and gas prices has resulted in banks reducing the price decks upon which borrowing bases are set. Our current borrowing base was set using a price deck significantly higher than the current price deck used by the lending institutions in our syndicate.  Therefore, it is likely that our borrowing base will be reduced, perhaps significantly, in the regular semi-annual redetermination upcoming in March 2015.

In the event the amount outstanding under our Revolving Credit Facility at any time exceeds the borrowing base at such time, we would be required to repay the amount of our outstanding borrowings exceeding the new borrowing base over the 120 days following the redetermination. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our Revolving Credit Facility, incur additional indebtedness, sell assets or sell additional debt or equity securities in order to cure such borrowing base deficiency. We may not be able to obtain such financing or complete such transactions on terms acceptable to us or at all. Failure to make the required repayment could result in a default under our Revolving Credit Facility and a cross default under our Secured Term Loan Facility and our Senior Notes.

Our substantial indebtedness could adversely affect our business, results of operations and financial condition.

In addition to making it more difficult for us to satisfy our obligations to pay principal and interest on our outstanding indebtedness, our substantial indebtedness could limit our ability to respond to changes in the markets in which we operate and otherwise limit our activities. For example, our indebtedness, and the terms of agreements governing that indebtedness:

●

require us to dedicate a substantial portion of our cash flow from operations to service our existing debt obligations, thereby reducing the cash available to finance our operations and other business activities;

●	increase our vulnerability to economic downturns and impair our ability to withstand sustained declines in oil and gas prices;
●	subject us to covenants that limit our ability to fund future working capital, capital expenditures, exploration costs and other general corporate requirements;
●	may prevent us from borrowing additional funds for operational or strategic purposes (including to fund future acquisitions), disposing of assets or paying cash dividends;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●

require us to devote a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund exploration and development efforts, working capital, capital expenditures and other general corporate purposes; and

●	place us at a competitive disadvantage relative to our competitors that have less debt outstanding.

Covenants in the indenture governing our Revolving Credit Facility, Secured Term Loan Facility and the Senior Notes, currently impose, and future financing agreements may impose, significant operating and financial restrictions.

The indenture governing our Revolving Credit Facility, Secured Term Loan Facility and the Senior Notes each contain restrictions, and future financing agreements may contain additional restrictions, on our activities, including covenants that restrict our and our restricted subsidiaries’ ability to:

●	incur additional debt;
●	pay dividends on, redeem or repurchase stock;
●	create liens;
●	make specified types of investments;
●	apply net proceeds from certain asset sales and equity offerings other than to repay indebtedness;

●	engage in transactions with our affiliates;
●	engage in sale and leaseback transactions;
●	merge or consolidate;
●	make payments from restricted subsidiaries;
●	sell equity interests of restricted subsidiaries; and
●	sell, assign, transfer, lease, convey or dispose of assets.

Our Revolving Credit Facility will mature in March 2018, unless extended, and is secured by substantially all of our oil and gas properties as well as a pledge of all ownership interests in operating subsidiaries. The Revolving Credit Facility contains various affirmative and negative covenants including but not limited to financial covenants that (i) require us to maintain a consolidated current ratio of at least 1.0 to 1.0 at the end of any fiscal quarter and (ii) do not permit our maximum senior secured leverage ratio (Revolving Credit Facility debt to consolidated Adjusted EBITDA as defined in the Revolving Credit Facility) to exceed 2.5 to 1.0 at the end of each fiscal quarter.  The covenants in the Revolving Credit Facility and the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to Adjusted EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0.

These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, may require us to sell assets or take other actions to reduce indebtedness to meet our covenants, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot provide assurance that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.

If we are unable to comply with the restrictions and covenants in the agreements governing the Revolving Credit Facility, Secured Term Loan Facility, Senior Notes and other debt, there could be a default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed and would impact our ability to make principal and interest payments on our debt.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including our Revolving Credit Facility, our Secured Term Loan Facility or the Senior Notes), we could be in default under the terms of the agreements governing such indebtedness, and any such default could cause a cross-default under the terms of our other indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Revolving Credit Facility could elect to terminate their commitments, cease making further loans and our secured lenders could institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. We may in the future need to seek to obtain waivers from the required lenders under our Revolving Credit Facility or Secured Term Loan Facility to avoid being in default. If we breach our covenants under our Revolving Credit Facility or Secured Term Loan Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Revolving Credit Facility, Secured Term Loan Facility or Senior Notes, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

In addition, any default under the agreements governing our indebtedness, including a default under our Revolving Credit Facility Credit or Secured Term Loan Facility that is not waived by the required lenders, and the remedies sought by the holders of any such indebtedness, could make us unable to pay principal, premium, if any, and interest on the Senior Notes and other indebtedness and substantially decrease the market value of the Senior Notes.

Inadequate liquidity could materially and adversely affect our business operations.

Our ability to generate cash flow depends upon numerous factors related to our business that may be beyond our control, including:

●	the price at which we sell our oil and gas production and the costs we incur to market our production;
●	the amount of oil and gas we produce;
●	our ability to borrow under our Revolving Credit Facility or future debt agreements;

●	debt service requirements contained in our Revolving Credit Facility, Senior Notes, Secured Term Loan Facility or future debt agreements;
●	the effectiveness of our commodity price hedging strategy;
●	the development of proved undeveloped properties and the success of our enhanced oil recovery activities;
●	the level of our operating and general and administrative costs;
●	our ability to replace produced reserves;
●	prevailing economic conditions;
●	government regulation and taxation;
●	the level of our capital expenditures required to implement our development projects and make acquisitions of additional reserves;
●	fluctuations in our working capital needs; and
●	timing and collectability of receivables.

Failure to maintain adequate liquidity could result in an inability to replace reserves and production, to maintain ownership of undeveloped leasehold and adverse borrowing base determinations. Any or all of the foregoing could materially and adversely affect our business and results of operations.

In addition, our estimate of proved reserves as of December 31, 2014 was based on a pricing methodology required by SEC rules.  This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas.  Therefore it is likely that we will have substantial downward adjustments in our estimated proved reserves in the future if the current low commodity price environment persists.  Furthermore, if low oil and gas prices result in our having to make substantial downward adjustments to our estimated proved reserves, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to make downward adjustments, as a non-cash impairment charge to earnings, to the carrying value of our oil and gas properties. When we incur impairment charges in the future, we could have a material adverse effect on our results of operations in the period incurred. In addition, a reduction in the future net cash flow from our properties would negatively affect our ability to borrow funds under our Revolving Credit Facility. Finally, because our Revolving Credit facility and our Secured Term Loan facility contain covenants that require us to maintain certain asset coverage ratios, downward adjustments in our estimated proved reserves may result in defaults under such agreements.

We include estimates of quantities of oil and gas using certain terms, such as “resource,” “resource potential,” “EUR,” “oil in place,” or other descriptions of volumes of reserves, which terms include quantities of oil and gas that may not meet the SEC definition of proved, probable and possible reserves, and which the SEC guidelines strictly prohibit us from including in filings with the SEC. These estimates are by their nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being recovered by Resolute. In addition, 24 hour peak IP rates and 30 day peak IP rates for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history and not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose.

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

With respect to oil produced at our Aneth Field Properties, we operate in a remote part of southeastern Utah, and currently sell all of our oil production to a single customer, Western. On December 31, 2014, the Company entered into an amendment to the purchase agreement with Western dated July 2014, which provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also provides that the term of the purchase agreement shall continue automatically after December 31, 2014, until March 31, 2015, and thereafter on a month-to-month basis until terminated by a party with ninety days prior notice. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or, in early 2015, through the FERC-regulated Texas-New Mexico pipeline owned by Western.

Western refines our oil at their 26,000 barrel per day Gallup refinery in Gallup, New Mexico. Our production is transported to the refinery via the Running Horse oil pipeline owned by NNOGC to the Bisti terminal, approximately 20 miles south of Farmington, New Mexico, that serves the refinery. Our oil has been jointly marketed to Western with NNOGC. The combined volumes were approximately 9,800 barrels of oil per day as of year-end. See “Business and Properties - Marketing and Customers - Aneth Field.” There are presently no pipelines in service that run the entire distance from the Aneth Field Properties to any alternative markets. If Western did not purchase our oil, we would have to transport it to other markets by a combination of the NNOGC pipeline, truck and rail, which would result, in the short term, in a lower price relative to the NYMEX price than we currently receive. In the future we may receive prices with a greater differential to NYMEX than we currently receive, which if not offset by increases in the NYMEX price for oil, could result in a material adverse effect on our financial results.

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

We customarily ship oil to Western daily and receive payment on the twentieth day of the month following the month of production. As a result, at any given time, Western owes us between 20 and 50 days of production revenue. Based upon average production from Aneth Field during the quarter ended December 31, 2014, and a NYMEX oil price of $70.00 per Bbl, Western could owe us between $6.2 million and $15.6 million. If Western defaults on its obligation to pay us for the oil we have delivered, our income would be materially and negatively affected.

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

There are numerous risks associated with developing, completing and operating a well, and cost factors can adversely affect the economics of a well. Our development and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

●	reductions in oil or gas prices or increases in the differential between index oil or gas prices and prices received;
●	high costs, shortages or delivery delays of rigs, equipment, labor or other services;
●	unexpected operational events and/or conditions;
●	increases in severance taxes;
●	limitations on our ability to sell our oil or gas production;
●	adverse weather conditions and natural disasters;
●	facility or equipment malfunctions, and equipment failures or accidents;
●	pipe or cement failures and casing collapses;
●	compliance with environmental and other governmental requirements;
●	environmental hazards, such as leaks, oil spills, pipeline ruptures and discharges of toxic gases;
●	lost or damaged oilfield development and service tools;
●	unusual or unexpected geological formations, and pressure or irregularities in formations;
●	fires, blowouts, surface craterings and explosions;
●	shortages or delivery delays of supplies, equipment and services;
●	title problems;
●	objections from surface owners and nearby surface owners in the areas where we operate; and
●	uncontrollable flows of oil, gas or well fluids.

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

We and our subsidiary guarantors may be unable to fulfill our debt service obligations under our debt agreements.

We have a substantial amount of indebtedness. As a result, a significant portion of our cash flow will be required to pay interest and principal on our indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowing capacity available, to enable us to pay amounts due on, or pay when due at maturity, our indebtedness, including the Secured Term Loan Facility or the Senior Notes, or to fund other liquidity needs. As of December 31, 2014, we have $785 million in outstanding indebtedness.

Servicing our indebtedness and satisfying our other obligations will require a significant amount of cash. Our cash flow from operating activities and other sources may not be sufficient to fund our liquidity needs. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Revolving Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the Senior Notes or the Secured Term Loan Facility.

The recent decline in product prices has decreased our operating cash flow. That decrease or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including curtailing our exploration and drilling programs, selling assets, issuing equity, reducing our capital expenditures, refinancing all or a portion of our existing debt or obtaining additional financing. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of future debt agreements may, and our Revolving Credit Facility, the Secured Term Loan Facility and the indenture governing the Senior Notes do, restrict us from implementing some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or issue equity at depressed prices to meet our debt service and other obligations. We may not be able to consummate these dispositions or equity issuances for fair market value or at all. Furthermore, any proceeds that we could realize from any dispositions or equity issuances may not be adequate to meet our debt service obligations then due.

Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities of our proved reserves.

Our estimate of proved reserves at December 31, 2014, is based on the quantities of oil and gas that engineering and geological analyses demonstrate with reasonable certainty to be recoverable from established reservoirs in the future under current operating and economic parameters. NSAI audited the reserve and economic evaluations of all properties that were prepared by us on a well-by-well basis. Oil and gas reserve engineering is not exact; it relies on subjective interpretations of data that may be inaccurate or incomplete and requires predictions and assumptions of future reservoir behavior and economic conditions. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:

●	the assumed accuracy of field measurements and other reservoir data;
●	assumptions regarding expected reservoir performance relative to historical analog reservoir performance;
●	the assumed effects of regulations by governmental agencies;

●	assumptions concerning the availability of capital and its costs;
●	assumptions concerning future oil and gas prices; and
●	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

●	the quantities of oil and gas that are ultimately recovered;
●	the timing of the recovery of oil and gas reserves;
●	the production and operating costs incurred; and
●	the amount and timing of future development expenditures.

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

Our business is capital intensive, and requires substantial expenditures to maintain currently producing wells, to make the acquisitions of additional reserves and/or conduct the exploration, exploitation and development program necessary to replace our reserves, to pay expenses and to satisfy our other obligations. These activities will require cash flow from operations, additional borrowings or proceeds from the issuance of additional equity or asset sales, or some combination thereof, which may not be available to us.

For example, based on our SEC-case reserve projections, we expect to spend an additional $840.2 million of capital expenditures (including CO2 purchases) cover the next 29 years to implement and complete our proved developed non-producing and proved undeveloped projects. We expect to incur approximately $624.8 million of these future capital expenditures between 2015 and 2019 based on the capital plan contemplated by our December 2014 SEC reserve report. To the extent our production and reserves decline faster than we anticipate, we will require a greater amount of capital to maintain our production. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants in our Revolving Credit Facility, the Senior Notes or the Secured Term Loan Facility, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary for future activities could materially affect our business, results of operations and financial condition. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our activities and our ability to pay dividends. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional equity may result in significant equity holder dilution.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Revolving Credit Facility and our Secured Term Loan Facility bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase although the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

Notwithstanding our current indebtedness levels and restrictive covenants, we may still be able to incur substantial additional debt or make certain restricted payments, which could exacerbate the risks described above.

We may be able to incur additional debt in the future. In addition, although the Revolving Credit Facility, the Secured Term Loan Facility and the indenture governing the Senior Notes contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In particular, we may borrow under our senior credit facilities, including the Revolving Credit Facility. Also, we expect to be able to issue additional notes under the indenture in some circumstances. In addition, if we are able to designate some of our restricted subsidiaries under the indenture as unrestricted subsidiaries, including in connection with the formation of e.g., master limited partnerships, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions that may increase our indebtedness. Also, under the indenture, we will be able to make restricted payments in certain circumstances. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that we and our subsidiaries now face.

Although the Senior Notes are referred to as “senior” rights to receive payments on the Senior Notes is effectively subordinated to the rights of our and our restricted subsidiaries’ existing and future secured creditors.

The lenders under our Revolving Credit Facility and Secured Term Loan Facility will have claims that are prior to the claims of holders of the Senior Notes to the extent of the value of the assets securing the Revolving Credit Facility and the Secured Term Loan Facility. The Revolving Credit Facility and the Secured Term Loan Facility are secured by liens on substantially all of our assets and the assets of our restricted subsidiaries. The Senior Notes are effectively subordinated to any secured indebtedness incurred under the Revolving Credit Facility or the Secured Term Loan Facility. In the event of any distribution or payment of our or any guarantor’s assets in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our or our restricted subsidiaries’ assets that constitute their collateral. Holders of Senior Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as such notes, and potentially with all of our or any restricted subsidiary’s other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Senior Notes. As a result, holders of Senior Notes may receive less, ratably, than holders of secured indebtedness.

The Senior Notes will be subordinated to all indebtedness of those of our existing or future subsidiaries that are not, or do not become, guarantors of the notes.

Although all of our current subsidiaries are guarantors of the Senior Notes, if any future subsidiaries do not become guarantors of the notes, they will have no obligation, contingent or otherwise, to pay amounts due under the notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. The notes will be structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that, in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any subsidiary that is not a guarantor, all of the subsidiary’s creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of the subsidiary’s assets before we would be entitled to any payment. In addition, the indenture governing the notes will, subject to some limitations, permit non-guarantor subsidiaries to incur additional indebtedness and will not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by these subsidiaries.

We may not be able to repurchase the Senior Notes upon a change of control as required by the indenture governing the notes. A change of control is also an event of default under our Revolving Credit Facility and our Secured Term Loan Facility.

Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all notes have been previously called for redemption. The holders of other debt securities that we may issue in the future, which rank equally in right of payment with the notes, may also have this right. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes, which in turn, would constitute an event of default under our Revolving Credit Facility and our Secured Term Loan Facility.

Therefore, it is possible that we may not have sufficient funds at the time of the change of control to make the required repurchase of notes. Moreover, our Revolving Credit Facility and our Secured Term Loan Facility restrict, and any future indebtedness we incur may restrict, our ability to repurchase the notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase notes unless we first repay all indebtedness outstanding under our Revolving Credit Facility, our Secured Term Loan Facility and any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

In addition, the occurrence of a change of control (as defined under the respective debt agreements) in itself would constitute an event of default under our Revolving Credit Facility and our Secured Term Loan Facility. This may also delay or make it more difficult for others to obtain control of us.

In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, may not constitute a “Change of Control” under the indenture.

Following a sale of “substantially all” of our assets, we may not be able to determine if a change of control that would give rise to a right to have the Senior Notes repurchased has occurred or if a change of control that would give rise to an event of default under the Revolving Credit Facility or the Secured Term Loan Facility has occurred.

The definition of change of control in the Revolving Credit Facility, the Secured Term Loan Facility and the Indenture all include a phrase relating to the sale of “all or substantially all” of our assets. There is no precise, established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of Senior Notes to require us to repurchase its notes, and  the occurrence of an event of default under the Revolving Credit Facility and the Secured Term Loan Facility, as a result of a sale of less than all our assets to another person, may be uncertain. Further, a holder or holders of Senior Notes could take the position that a transaction or series of transactions constituted a “sale of substantially all assets” giving rise to the right to have the Senior Notes repurchased.

A significant part of our development plan involves the implementation of our CO2 projects. The supply of CO2 and efficacy of the planned projects is uncertain, and other resources may not be available or may be more expensive than expected, which could adversely impact production, revenue and earnings, and may require a write-down of reserves.

Producing oil and gas reservoirs are depleting assets generally characterized by declining production rates that vary depending upon factors such as reservoir characteristics. A significant part of our business strategy depends on our ability to successfully implement CO2 floods and other development projects we have planned for the Aneth Field Properties in order to counter the natural decline in production from the field. As of December 31, 2014, approximately 55% of our estimated net proved reserves were classified as proved developed non-producing and proved undeveloped, meaning we must undertake additional development activities before we can produce those reserves. These development activities involve numerous risks, including insufficient quantities of CO2, project execution risks and cost overruns, insufficient capital to allocate to these projects, and inability to obtain equipment, manpower and materials that are necessary to successfully implement these projects.

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

Currently, the majority of our oil producing properties are located on the Navajo Reservation, making us vulnerable to risks associated with laws and regulations pertaining to the operation of oil and gas properties on Navajo tribal lands.

Substantially all of our Aneth Field Properties, which represent approximately 58% of our 2014 oil and gas revenues and 73% of our total net proved reserves at December 31, 2014, are located on the Navajo Reservation in southeastern Utah. Operation of oil and gas interests on Indian lands presents unique considerations and complexities. These arise from the fact that Indian tribes are dependent sovereign nations located within states, but are subject only to tribal laws and treaties with, and the laws and Constitution of, the United States. This creates a potential overlay of three jurisdictional regimes — Indian, federal and state. These considerations and complexities could affect various aspects of our operations, including real property considerations, employment practices, environmental matters and taxes.

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

An incident at an ExxonMobil facility in Aneth Field in December 1997 prompted protests by local tribal members and temporary shutdown of the field. The protesters asserted concerns about environmental degradation, health problems, employment opportunities and renegotiating leases. The protest was settled among the local residents, ExxonMobil and the Navajo Nation by the Thirty-Two Point Agreement that provided, among other things, for ExxonMobil to pay partial salaries for two Navajo public liaison specialists, follow Navajo hiring practices, and settle further issues addressed in the Thirty-Two Point Agreement in the Navajo Nation’s “peacemaker” courts, which follow a community-level conflict resolution format. After the Thirty-Two Point Agreement was executed, Aneth Field resumed normal operations. While we did not formally assume the obligations of ExxonMobil under the Thirty-Two Point Agreement when we acquired the ExxonMobil Properties in 2006, it has been our policy to voluntarily comply with this agreement. While we believe that our relations with the Navajo Nation are satisfactory, it is possible that employee relations or community relations degrade to a point where protests and shutdown occur in the future.

For additional information about the legal complexities and considerations associated with operating on the Navajo Reservation, please read “Business and Properties — Laws and Regulations Pertaining to Oil and Gas Operations on Navajo Nation Lands.”

NNOGC has an option to purchase an additional interest in our Aneth Field Properties.

In addition to the options exercised by NNOGC in April 2012 to purchase 10% of our interests in Aneth Field for $100 million, NNOGC also has an option to purchase up to an additional 10% of our interest in the Aneth Field Properties (as it stood prior to the 2012 option exercise and excluding the interest acquired from Denbury and other minority interests). This option is exercisable for cash as of July 2017 at the then fair market value of the interests. If NNOGC exercises its purchase option in full, it could acquire from us undivided working interests representing a 6.05% working interest in the Aneth Unit, a 7.5% working interest in the McElmo Creek Unit and a 5.9% working current interest in the Ratherford Unit.

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

●

We may be unable to obtain additional debt or equity financing, which would require us to limit our capital expenditures and other spending. This would lead to lower growth in our production and reserves than if we were able to spend more than our cash flow. Financing costs may significantly increase as lenders may be reluctant to lend without receiving higher fees and spreads.

●

An economic slowdown could lead to lower demand for crude oil and gas by individuals and industries, which may result in lower prices for the oil and gas sold by us, lower revenues and possibly losses.

●

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

●

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

●

Our Revolving Credit Facility and our Secured Term Loan Facility bear floating interest rates based on the London Interbank Offered Rate, or LIBOR. If LIBOR were to increase, this would cause higher interest expense for unhedged levels of LIBOR-based borrowings.

●

Our Revolving Credit Facility requires the lenders to re-determine our borrowing base semi-annually. The redeterminations are based on our proved reserves using price assumptions determined by each lender, with effect given to our derivative positions. It is possible that the lenders could reduce their price assumptions used to determine reserves for calculating our borrowing base and our borrowing base could be reduced. This would reduce our funds available to borrow and could require us to repay any amounts outstanding in excess of the then-determined borrowing base.

●	Bankruptcies of purchasers of our oil and gas could lead to the delay or failure of us to receive the revenues from those sales.

A financial failure by us or our subsidiaries may result in the assets of any or all of those entities becoming subject to the claims of all creditors of those entities.

A financial failure by us or our subsidiaries could affect payment of the Revolving Credit Facility, the Secured Term Loan Facility and the Senior Notes if a bankruptcy court were to substantively consolidate us and our subsidiaries. If a bankruptcy court substantively consolidated us and our subsidiaries, the assets of each entity would become subject to the claims of creditors of all entities. This would expose holders of Senior Notes not only to the usual impairments arising from bankruptcy, but also to potential dilution of the amount ultimately recoverable because of the larger creditor base. Furthermore, forced restructuring of the Senior Notes could occur through the “cramdown” provisions of the bankruptcy code. Under these provisions, the notes could be restructured over the objections of holders as to their general terms, primarily interest rate and maturity.

Exploration and development drilling may not result in commercially productive reserves.

We may not encounter commercially productive reservoirs through our drilling operations. The new wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling whether we will find oil or gas or, if found, that the hydrocarbons will be produced economically. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Our efforts will be unprofitable if we drill dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

●	increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment;
●	unexpected drilling conditions;
●	title problems;
●	pressure or irregularities in formations;
●	equipment failures or accidents;
●	adverse weather conditions; and
●	compliance with environmental and other governmental requirements.

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

Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include, but are not limited to, the following:

●	landing our wellbore in the desired drilling zone;
●	staying in the desired drilling zone while drilling horizontally through the formation;
●	running our casing the entire length of the wellbore; and
●	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

●	the ability to fracture stimulate the planned number of stages;
●	the ability to run tools the entire length of the wellbore during completion operations; and
●	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

The drilling process and the results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no drilling or production history and, consequently, we are more limited in assessing future drilling costs and results in these areas. If our drilling costs are greater or our results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

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

As of December 31, 2014, 44% of our total estimated proved reserves were classified as proved undeveloped. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves as a result of such factors or otherwise could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write down our PUDs if we do not drill those wells within five years after their respective dates of booking.

Shortages of qualified personnel or field supplies, equipment and services could affect our ability to execute our plans on a timely basis, reduce our cash flow and adversely affect our results of operations.

The demand for qualified and experienced geologists, geophysicists, engineers, field operations specialists, landmen, financial experts and other personnel in the oil and gas industry can fluctuate significantly, often in correlation with oil and gas prices, causing periodic shortages. From time to time, there have also been shortages of drilling rigs and other field supplies, equipment and services, as demand for rigs and equipment increased along with the number of wells being drilled. These factors can also result in significant increases in costs for equipment, services, supplies and personnel. Higher oil and gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Although oil and gas prices have recently declined significantly, making such shortages less impactful at the present time, we could experience such difficulties in the future. In that event, our profit margin, cash flow and operating results could be adversely affected and our ability to conduct our operations in accordance with our plans and budgets could be restricted.

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

Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to regulation by oil and gas producing states and the Navajo Nation regarding conservation practices, protection of correlative rights and other concerns. These regulations affect our operations and could limit the quantity of oil and gas we may produce and sell. A risk inherent in our CO2 flood project is the need to obtain permits from federal, state, local and Navajo Nation tribal authorities. Delays or failures in obtaining regulatory approvals or permits or the receipt of an approval or permit with unreasonable conditions or costs could have a material adverse effect on our ability to exploit our properties. Additionally, the oil and gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Proposed expansion of GHG mandatory reporting rules (MRR) and proposed GHG cap-and-trade legislation are two examples of proposed changes in the regulatory climate that would affect us. Also, the EPA has announced a comprehensive strategy for further reducing methane emissions from oil and gas operations, with a proposed rule expected in 2015 and a final rule in 2016. We may be placed at a competitive disadvantage to larger companies in the industry with respect to such expanded regulatory requirements, which can spread these additional costs over a greater number of wells and larger operating staff. Please read “Business and Properties — Environmental, Health and Safety Matters and Regulation” and “Business and Properties — Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect us.

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

Hydraulic fracturing is a common process in our industry of creating artificial cracks, or fractures, in deep underground rock formations through the pressurized injection of water, sand and other additives to enable fluids (including oil and gas) to move more easily through the rock to a production well. This process often is necessary to produce commercial quantities of oil and gas from many reservoirs, especially shale rock formations. We routinely utilize hydraulic fracturing techniques in many of our reservoirs. Current regulation of hydraulic fracturing primarily is conducted at the state level through permitting and other compliance requirements, but proposed regulations at the federal level are being considered by EPA, BLM and OSHA. The U.S. Congress currently is also considering legislation that would amend the SDWA to eliminate an existing exemption from federal regulation of hydraulic fracturing activities and require the disclosure of chemical additives used by the oil and gas industry in the hydraulic fracturing process. If adopted, the proposed amendment to the SDWA or these federal agencies’ possible expansion of their regulatory programs affecting hydraulic fracturing could result in additional regulations and permitting requirements at the federal level. In addition, various states and localities are also studying or considering various additional regulatory measures related to hydraulic fracturing and public referendums for moratoriums or additional restrictions on fracing have recently been presented in many state and local jurisdictions. Additional regulations and permitting requirements could lead to significant operational delays and increased operating costs, and make it more difficult to perform hydraulic fracturing.

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

Our industry is capital intensive, and one component of our strategy has been to grow our reserves and production by acquiring domestic onshore properties. We actively evaluate the acquisition of properties that are prospective for production of oil and NGL, particularly in the Permian Basin and Rocky Mountain regions. Future acquisitions that we may pursue may require us to incur additional financing indebtedness and leverage our existing assets. To date, we have financed such acquisitions primarily with proceeds from bank borrowings under our Revolving Credit Facility, cash generated by operations and the issuance of the Senior Notes. We could finance future acquisitions utilizing similar financing sources, which may include amending our Revolving Credit Facility and expanding the borrowing base and the sale of equity or debt securities. There can be no assurance as to the availability of any additional financing or that the terms will be acceptable to us. Our inability to obtain additional financing or sufficient financing on favorable terms may adversely affect our growth, competitiveness and profitability. Further, the incurrence of additional indebtedness could have material adverse effects on our financial condition and liquidity and limit our future flexibility and growth opportunities.

Any acquisitions we complete are subject to substantial risks that could negatively affect our financial condition and results of operations.

Even if we do make acquisitions that we believe will enhance our growth, financial condition or results of operations, any acquisition involves potential risks including, among other things:

●

the validity of our assumptions about the acquired properties’ or company’s reserves, future production, the future prices of oil and gas, infrastructure requirements, environmental and other liabilities, revenue and costs;

●	an inability to integrate successfully the properties and businesses we acquire;
●	a decrease in our liquidity to the extent we use a significant portion of our available cash or borrowing capacity to finance acquisitions or operations of the acquired properties;
●	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions or operations of the acquired properties;
●	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
●	the diversion of management’s attention from other business concerns;
●	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;
●	unforeseen difficulties encountered in operating in new geographic areas; and
●	customer or key employee losses at the acquired businesses.

Our decision to acquire a property or business will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations.

Also, our review of acquired properties is inherently incomplete because it is generally not feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential problems. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. The potential risks in making acquisitions could adversely affect our ability to achieve anticipated levels of cash flows from the acquired businesses or realize other anticipated benefits of those acquisitions.

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

We intend to grow by bringing our proved developed non-producing reserves into production, developing our proved undeveloped reserves and exploring for and finding additional reserves on our unproved properties. Our ability to further grow depends in part on our ability to make acquisitions, particularly in the event NNOGC exercises its option to purchase an additional working interest in the Aneth Field Properties. We may be unable to make such acquisitions because we are:

●	unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with the seller;
●	unable to obtain financing for these acquisitions on economically acceptable terms; or
●	outbid by competitors.

If we are unable to acquire properties containing proved reserves at acceptable costs, our total level of proved reserves and associated future production will decline as a result of the ongoing production of our reserves.

We operate producing properties that are located in a limited number of geographic areas, making us vulnerable to risks associated with lack of geographic diversification.

Approximately 58% of our 2014 oil and gas revenues and 73% of our total proved reserves at December 31, 2014, are located in our Aneth Field Properties in the southeast Utah portion of the Paradox Basin in the Four Corners area of the southwestern United States. Essentially all of the remainder of our sales of oil and gas and total proved reserves are attributable to the Permian and Wyoming properties. As a result of our lack of diversification in asset type and location, any delays or interruptions of production caused by such factors as governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation, price fluctuations, natural disasters or shutdowns of the pipelines connecting our production to refineries would have a significantly greater impact on our results of operations than if we possessed more diverse assets and locations.

The prices we receive for our oil and gas production are affected by the geographic region in which that production is located. Prices are determined to a significant extent by factors affecting the regional supply of and demand for oil and gas, including the adequacy of the pipeline and processing infrastructure in the region to transport or process our production and that of other producers. Those factors result in basis differentials between the published indices generally used to establish the price received for regional oil and gas production and the actual (frequently lower) price we may receive for our production.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended.

As of December 31, 2014, we had approximately 9,100 net acres in the Permian Basin, and 33,400 net acres in the Big Horn Basin that are not currently held by production. Unless production in paying quantities is established on units containing these leases during their primary terms or we obtain extensions of the leases, these leases will expire. If our leases expire, we will lose our right to develop the related properties.

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

If the expenses associated with the operator’s activity exceed our expectations we may be required to make significantly higher capital contributions to satisfy our proportionate share of the costs. If such capital contributions are required, we may not be able to satisfy our obligations or we may have to reallocate our anticipated capital expenditure budget. In the event that we do not participate in future capital contributions with respect to a joint operating agreement or any other agreements relating to properties we do not operate, our respective ownership interest could be diluted or forfeited.

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

Our actual future production during a period may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have more unhedged production and therefore greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, whether due to issues with our sales to purchasers, natural declines in production and the failure to develop new reserves, the efficacy of our CO2 project or other factors, we might be forced to satisfy all or a portion of our derivative transactions in cash without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction of our liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

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

As our derivatives expire, more of our future production will be sold at market prices unless we enter into additional derivative transactions. Our Revolving Credit Facility and our Secured Term Loan Facility require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility. The prices at which we hedge our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially lower than current prices. Accordingly, our commodity price hedging strategy will not protect us from significant and sustained declines in oil and gas prices received for our future production. Conversely, our commodity price hedging strategy may limit our ability to realize cash flow from commodity price increases. It is also possible that a larger percentage of our future production will not be hedged as our derivative policies may change, which would result in our oil and gas revenue becoming more sensitive to commodity price changes.

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

●

Depending on the rules and definitions adopted by regulators, we could be required to post significant amounts of cash collateral with our dealer counterparties for our derivative transactions, which would likely make it impracticable to implement our current hedging strategy.

●

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

●

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

●

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

●	The above factors could also affect the pricing of derivatives and make it more difficult for us to enter into hedging transactions on favorable terms.

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

We have an interest in the Aneth Gas Processing Plant, which is currently being decommissioned. Under our purchase agreement with Chevron, Chevron is responsible for indemnifying us against the decommissioning and clean-up or remediation costs allocable to the 39% interest we purchased from it. Under our purchase agreement with ExxonMobil, however, we are responsible for the decommissioning and clean-up or remediation cost allocable to the interests we purchased from ExxonMobil, which is 25% of the total cost of the project. If Chevron fails to pay its share of the decommissioning costs in accordance with the purchase agreement, we could be held responsible for 64% of the total costs to decommission and remediate the Aneth Gas Processing Plant. Chevron is managing the decommissioning process and, based on our current estimate, the total cost of the decommissioning is $26.3 million. $25.7 million has already been incurred and paid for as of December 31, 2014. This estimate does not include any costs for any possible subsurface clean-up or remediation of the site, as well as minor additional demolition and removal activities associated with buried piping and concrete foundations, which may be significant.

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

Certain studies have suggested that human-caused emissions of GHG, including CO2 and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress has considered, and in the future may consider, legislation to reduce emissions of GHG. In addition, several states have already taken legal measures to reduce emissions of GHG. As a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts v. EPA  and subsequent decisions, the EPA also may regulate GHG emissions from mobile and stationary sources even if Congress does not adopt new legislation specifically authorizing such regulation. Most recently, in June 2014, the United States Supreme Court invalidated part of the EPA’s stationary source GHG program in Utility Air Regulatory Group v. EPA, but the Supreme Court also ruled that major sources subject to the PSD or Title V programs because of non-GHG pollutant emissions could be subjected to certain “best available control technology” requirements imposed to curb their GHG emissions, and EPA is proceeding to develop regulations for power plants based on this GHG regulatory authority identified in that decision. Further, the EPA has announced a comprehensive strategy for further reducing methane emissions from oil and gas operations, with a proposed rule expected in 2015 and a final rule in 2016.  Other nations already have agreed to regulate emissions of GHG, pursuant to the United Nations Framework Convention on Climate Change, and the subsequent “Kyoto Protocol,” an international treaty pursuant to which participating countries (not including the United States) agreed to reduce their emissions of GHG to below 1990 levels by 2012. A successor treaty to the Kyoto Protocol has not been developed to date. Passage of state or federal climate control legislation or other regulatory initiatives or the adoption of regulations by the EPA and state agencies that restrict emissions of GHG in areas in which we conduct business could have an adverse effect on our operations and demand for oil and gas.

Recently approved final rules regulating air emissions from gas processing operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the EPA issued final rules that established new source performance standard air emission controls for oil and gas production and gas processing operations. After several parties challenged these regulations in court, the EPA administratively reconsidered certain requirements.  As a result of such administrative reconsideration, the EPA issued final amendments to the regulations in September 2013 and December 2014, and is evaluating whether further reconsideration is warranted. Specifically, the EPA’s rule package currently includes New Source Performance Standards to address emissions of sulfur dioxide and VOC and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and gas production and processing activities. The final rule includes a 95% reduction in VOC emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. On December 17, 2014, the EPA also proposed to revise and lower the existing 75 ppb national ambient air quality standard (‘‘NAAQS’’) for ozone under the federal Clean Air Act to a range within 65-70 ppb, and taking public comment on whether the ozone standard should be revised as low as 60 ppb. A lowered ozone NAAQS in a range of 60-70 ppb could result in a significant expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas would likely be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements for new sources, and increased permitting delays and costs. These rules and standard revisions could require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells.. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

As of December 31, 2014, 47 of our field level employees were represented by the USW, and covered by a collective bargaining agreement, which is in the process of renewal negotiations. Although we believe that our relations with our employees are generally satisfactory, if we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. In addition, work stoppages have occurred in the past as a result of protests by local tribal members. Work stoppages at the facilities of our customers or suppliers may also negatively affect our business. If any of our customers experience a material work stoppage, the customer may halt or limit the purchase of our products. Moreover, if any of our suppliers experience a work stoppage, our operations could be adversely affected if an alternative source of supply is not readily available. Any of these events could be disruptive to our operations and could adversely affect our business, financial position, results of operations, or cash flows.

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

We are subject to cyber security risks.

A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss. The oil and gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing, distribution and accounting activities. For example, we depend on digital technologies to interpret seismic data, manage drilling rigs, production equipment and gathering transportation systems, conduct reservoir modeling and reserves estimation, and process and record financial and operating data. Pipelines, refineries, power stations and distribution points for both fuels and electricity are becoming interconnected by computer systems. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. Our technologies, systems, networks, and those of our vendors, suppliers and other business partners may become the target of cyber attacks or information security breaches that could result in unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents may remain undetected for an extended period. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyber attacks, we may suffer such losses in the future. We may be required to expend significant resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Conservation measures and technological advances could reduce demand for oil and gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. The impact of the changing demand for oil and gas could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.

The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. Oil and gas activities in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various species and their habitat. The U.S. Fish and Wildlife Service in May 2014 proposed a rule to alter how it identifies critical habitat for endangered and threatened species. It is unclear when this rule will be finalized. Seasonal restrictions could limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which could lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures and could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.

Compliance with the Sarbanes-Oxley Act of 2002 and other obligations of being a public company requires substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of the Company’s system of internal controls. Any failure to maintain the adequacy of our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information that could have a negative effect on the trading price of the shares of our common stock.

Delaware law and our amended and restated charter documents could impede or discourage a takeover that our stockholders may consider favorable.

Our amended and restated charter and bylaws have provisions that could deter, delay or prevent a third party from acquiring us. These provisions include:

●	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;
●	the inability of stockholders to act by written consent or to call special meetings;
●	a classified board of directors with staggered three-year terms;
●

the authority of our board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of our common stock; and

●	advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors.

Stock prices of equity securities can be volatile, and there is no assurance that a holder of our common stock will be able to resell the common stock purchased at a price in excess of the purchase price.

The stock prices of companies on the U.S. securities markets have been volatile, increasing or decreasing not in response to the company financial or operating results, but the general economic trends or events. In addition, stock prices of companies in the oil and gas industry are significantly affected by commodity prices for oil and gas. In particular, our stock price was very volatile during 2014, trading between $9.65 and $1.00 per share. All of these factors are beyond our control, and could have drastic impacts occurring within short periods of time. These factors could cause a decrease in the stock price following purchase, and a purchaser of our stock may not be able to sell their common stock for a price exceeding the purchase price.

We are currently not in compliance with the New York Stock Exchange’s requirements for continued listing, and therefore may be delisted, which may decrease our stock price and would have a material adverse effect on our liquidity and our business.

On February 3, 2015, we received a letter from the New York Stock Exchange (“NYSE”) notifying us that we no longer met the NYSE’s requirements for continued listing under New York Stock Exchange Listed Company Manual Rule 802.01C (the “Stock Price Rule”), because the average closing price our common stock did not equal or exceed $1.00 per share over a period of 30 consecutive trading days prior to the date of the notification letter. Per the NYSE Listed Company Manual Rule 802.01C, we were afforded six months to regain compliance with the Stock Price Rule. However, if we are not able to regain compliance in the applicable time period, the NYSE will provide written notification to us that our common stock would be subject to delisting from the NYSE.

While we intend to monitor the closing price and average closing price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with the Stock Price Rule by [August 3, 2015] or within any applicable extension period, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on the NYSE. If our common stock is delisted from the NYSE, such delisting could negatively impact the market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, and limit our ability to issue additional securities or obtain additional financing in the future, and might negatively impact our reputation and, as a consequence, our business.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing on the NYSE, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common shares were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.   These factors could significantly negatively affect the market price of our common stock and our ability to raise capital.

Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock, substantially dilute existing stockholders and our ability to continue to raise funds in new equity offerings.

Future sales of our common stock, or securities convertible into or exercisable for, our common stock in public or private offerings could result in substantial dilution to existing stockholders, could potentially adversely affect the trading price of our common stock and could impair our ability to raise capital through future offerings of securities.  This is particularly true if such sales occur at depressed stock prices, such as those currently existing.  In addition, the perceived risk of dilution may cause some stockholders to sell their shares, which may further reduce the market price of our common stock.

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

Price Range of Common Stock and Number of Holders

Our common stock is listed on the New York Stock Exchange under the symbol “REN”. The following table sets forth the high and the low sale prices per share of our common stock for the twelve months ended December 31, 2014 and 2013. The closing price of the common stock on February 27, 2015 was $1.06.

	2014		2013
Period	High	Low	High	Low
1st Quarter	$9.65	$6.45	$11.56	$8.21
2nd Quarter	$8.98	$6.85	$11.54	$7.41
3rd Quarter	$8.77	$6.21	$9.10	$7.70
4th Quarter	$6.25	$1.00	$10.97	$8.06

As of February 27, 2015, there were approximately 245 record holders of our common stock.

Our warrants were listed on the New York Stock Exchange under the symbol “RENWS.” However, at December 31, 2014, no warrants remain outstanding as all warrants expired on September 25, 2014.

Issuer Purchases of Equity Securities

In connection with the vesting of company restricted common stock under the 2009 Long Term Performance Incentive Plan (“Incentive Plan”), we retain shares of common stock at the election of the recipients of such awards in satisfaction of withholding tax obligations. These shares are retired by the Company.

2014	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan(2)
March	162,875	$9.16	—	—
April	3,933	$7.14	—	—
May	983	$7.49	—	—
June	2,251	$8.24	—	—
July	969	$8.56	—	—
August	17,048	$7.56	—	—
October	3,442	$5.93	—	—
December	23,441	$1.33	—	—

1)	All shares purchased in 2014 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common shares under the terms of the Incentive Plan.
2)

As of December 31, 2014, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (3,529,080 common shares), shares yet to be granted under the Incentive Plan (2,030,560 shares) and potential Outperformance Shares (827,985 shares).

Dividend Policy

We have not declared any cash dividends on our common stock since inception and have no plans to do so in the foreseeable future. The ability of our Board of Directors to declare any dividend is subject to limits imposed by the terms of our credit agreements and our indenture covering the Senior Notes, which currently prohibit us from paying dividends on our common stock. Our ability to pay dividends is also subject to limits imposed by Delaware law. In determining whether to declare dividends, the Board of Directors will consider the limits imposed by the Revolving Credit Facility, Secured Term Loan, Senior Notes, financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in Resolute common stock on the New York Stock Exchange over the five-year period ended December 31, 2014, to that of the cumulative return on a $100 investment in the Russell

2000 Index and the S&P 500 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG RESOLUTE ENERGY CORPORATION, THE RUSSELL 2000 INDEX

AND THE S&P 500 ENERGY INDEX

DOLLARS
190
160
130
100
70
40
10
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
REN
RUT
SP500-10

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical financial data for each of the four years ended December 31, 2014. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operation Data:
Revenue	$329,371	$349,779	$258,268	$226,908	$173,395
Operating expenses	442,045	483,647	218,084	169,473	142,225
Income (loss) from operations	(112,674)	(133,868)	40,184	57,435	31,170
Other income (expense)	86,684	(44,617)	(10,327)	(9,080)	(22,597)
Income (loss) before income taxes	(25,990)	(178,485)	29,857	48,355	8,573
Income tax benefit (expense)	4,140	64,679	(11,881)	(17,870)	(2,388)
Net income (loss)	(21,850)	(113,806)	17,976	30,485	6,185
Earnings (loss) per share:
Common stock, basic	$(0.30)	$(1.67)	$0.30	$0.53	$0.12
Common stock, diluted	$(0.30)	$(1.67)	$0.30	$0.47	$0.12
Weighted average shares outstanding:
Common stock, basic	73,798	68,260	59,424	57,612	49,900
Common stock, diluted	73,798	68,260	59,452	65,029	50,475
Selected Cash Flow Data:
Net cash provided by operating activities	$143,468	$133,328	$76,771	$101,087	$58,495
Net cash used in investing activities	(175,893)	(405,518)	(447,447)	(217,006)	(69,123)
Net cash provided by financing activities	36,758	271,275	370,475	115,210	12,017

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Total assets	$1,455,101	$1,468,809	$1,364,130	$947,560	$760,523
Long term debt	775,961	736,671	563,865	170,000	127,900
Total liabilities	928,483	935,257	831,946	431,735	356,657
Stockholders’ equity	526,618	533,552	532,184	515,825	403,866

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report. We are an independent oil and gas company engaged in the acquisition, exploration, development and production of oil, gas and hydrocarbon liquids.

As of December 31, 2014, we estimated net proved reserves were approximately 74.2 MMBoe, of which approximately 45% were proved developed producing reserves and approximately 86% were oil. The standardized measure of our estimated net proved reserves as of December 31, 2014, was $833 million. Our future earnings and cash flow from existing operations are dependent on a variety of factors including commodity prices, exploitation and recovery activities and our ability to manage our overall cost structure at a level that allows for profitable operation.

In view of the current depressed oil and gas price environment, we have adopted an operating and financial plan for 2015 that holds production essentially flat, while preserving capital and paying down debt. We expect to fund our 2015 capital expenditures exclusively from internally generated cash flow. We also continue to explore alternative means to increase activity within our asset base including ongoing evaluation of opportunities in light of the commodity price environment and the evolving drilling, completion and operating cost structure. We also may enter into joint ventures to drill wells on the Company’s acreage.

Outstanding indebtedness at December 31, 2014, consisted of $235 million in Revolving Credit Facility debt, $150 million under the Secured Term Loan Facility and $400 million of Senior Notes. As of December 31, 2014, our Revolving Credit Facility had a borrowing base of $330 million. We expect that this borrowing base will be reduced, perhaps significantly, at the next borrowing base redetermination, which is expected to occur on or about March 31, 2015. We will pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, Secured Term Loan Facility, and Senior Notes, including additional second lien borrowings, non-core asset sales, sales of other debt or equity securities, and other transactions.

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

The price of oil has been extremely volatile, and we expect that volatility to continue. Given the inherent volatility of oil prices, we plan our activities and budget based on sales price assumptions that we believe to be reasonable. We use derivative contracts to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and currently have such contracts in place through 2016. These instruments limit our exposure to declines in prices, but also limit our ability to receive the benefit of price increases. Changes in the price of oil or gas will result in the recognition of a non-cash gain or loss recorded in other income or expense due to changes in the future fair value of the derivative contracts. Recognized gains or losses only arise from payments made or received on monthly settlements of derivative contracts or if a derivative contract is terminated prior to its expiration. We typically enter into derivative contracts that cover a significant portion of our estimated future oil and gas production.

Reserve Trends. We acquired the majority of our Aneth Field Properties through two significant purchases from Chevron and ExxonMobil in November 2004 and April 2006, respectively. We acquired our Wyoming Properties in July 2008, our Permian Properties in 2011 and 2012 and Denbury’s interest in the Aneth Field Properties in 2012. Over that period of time, we have added reserves by initiating a complex CO2 tertiary enhanced recovery project in Aneth Field and by drilling vertical, horizontal and slant-hole wells in our various operating areas. In a better product pricing environment, we will seek to add reserves through similar means.

We believe that our knowledge of various domestic onshore operating areas, strong management and staff and solid industry relationships will allow us to locate, capitalize on and integrate strategic acquisition opportunities.

At December 31, 2014, we have estimated net proved reserves of approximately 40.5 MMBoe that were classified as proved developed non-producing and proved undeveloped, as compared to 25.7 MMBoe at December 31, 2013. An estimated 27.6 MMBoe, or 68%, of those reserves at year-end 2014 are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods that are in operation on the Aneth Field Properties. Approximately 21.1 MMBoe have been added as proved undeveloped, comprised of four CO2 injection projects in the Aneth Field Properties. Additionally, the Permian and Powder River basin properties had active drilling programs in 2014, resulting in 1.7 MMBoe added to proved developed producing from successful drilling of non-proved locations. Furthermore, these successful wells created additional proved undeveloped offset locations carrying 6.0 MMBoe reserves.

Operating Expenses. Operating expenses consist of costs associated with the operation of oil and gas properties and production and ad valorem taxes. Direct labor, repair and maintenance, workovers, utilities, rental equipment, fluids and chemicals and contract services comprise the most significant portion of lease operating expenses. We monitor our operating expenses in relation to production amounts and the number of wells operated. Some of these expenses are relatively independent of the volume of hydrocarbons produced, but may fluctuate depending on the activities performed during a specific period. Other expenses, such as taxes and utility costs, are more directly related to production volumes or reserves. Severance taxes, for example, are charged based on production revenue and therefore are based on the product of the volumes that are sold and the related price received. Ad valorem taxes are generally based on the value of reserves. Because we operate on the Navajo Reservation, we also pay a possessory interest tax, which is effectively an ad valorem tax assessed by the Navajo Nation. Our largest utility expense is for electricity that is used primarily to power the pumps in producing wells and the compressors behind the injection wells. The more fluid that is moved, the greater the amount of electricity that is consumed. Volatility in commodity prices can also lead to changes in demand for drilling rigs, workover rigs, operating personnel and field supplies and services, which in turn can impact the costs of those goods and services.

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

Adjusted EBITDA. We define Adjusted EBITDA (a non-GAAP measure) as consolidated net income adjusted to exclude interest expense, interest income, income taxes, depletion, depreciation and amortization, impairment expense, accretion of asset retirement obligation, change in fair value of derivative instruments, non-cash share-based compensation expense and noncontrolling interest amounts. Adjusted EBITDA is a financial measure that we report to our lenders and is used as a gauge for compliance with some of the financial covenants under our Revolving Credit Facility and Secured Term Loan Facility.

Adjusted EBITDA is also used as a supplemental liquidity or performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

●	the ability of our assets to generate cash sufficient to pay interest costs;
●	the financial metrics that support our indebtedness;
●	our ability to finance capital expenditures;
●	financial performance of the assets without regard to financing methods, capital structure or historical cost basis;
●	our operating performance and return on capital as compared to those of other companies in the exploration and production industry, without regard to financing methods or capital structure; and
●	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

2015 Guidance

The following table summarizes our current financial and operational estimates for 2015.

Projected 2015 production
Annual MBoe	4,380 - 4,745
Boe per day	12,000 - 13,000
On a revenue-basis:
Oil	85%
Oil and NGL	88%
On a volume-weighted basis:
Oil	71%
Oil and NGL	80%
Projected 2015 costs
Lease operating expense ($ million)(1)	$88 - $98
General and administrative ($ million, after COPAS, before capitalized items)(1)	$25 - $29
Production and related taxes (% of production revenue)	12.5% - 13.0%
Depletion, depreciation and amortization ($ per Boe)	$29.00 - $30.00
Projected 2015 capital expenditures ($ million)	$45 - $50

(1)	Excludes non-cash items.

2015 Capital Expenditures. As described in the above-table, Resolute expects to invest between $45 million and $50 million in 2015 in the plan, including completions, minimal facilities construction and upgrades, purchase of CO2, leasing and other corporate capital. Approximately 42 percent of that capital budget will be spent in the Permian Basin, 36 percent in Aneth Field (including CO2 purchases) and 22 percent in the Powder River Basin, leasing and other corporate capital. The Company expects to fund 2015 capital expenditures exclusively from internally generated cash flow.

Resolute will evaluate its capital expenditures in relation to its cash flow and may adjust its activity and capital spending levels based on changes in commodity prices, the cost of goods and services, production results and other considerations.

Please read “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk and Derivative Arrangements” which summarizes our derivative positions for 2015.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the twelve months ended December 31, 2014, in comparison to results for the twelve months ended December 31, 2013 and 2012.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a Boe basis for 2014, 2013 and 2012.

	Twelve Months Ended December 31,
	2014	2013	2012
Net Sales:
Oil (MBbl)	3,488	3,499	2,773
Gas (MMcf)	5,023	4,565	3,567
NGL (MBbl)	320	207	41
Total sales (MBoe)	4,645	4,467	3,409
Average daily sales (Boe/d)	12,727	12,239	9,313
Revenue:
Revenue from oil and gas activities	$329,371	$349,779	$258,268
Operating Expenses:
Lease operating	$112,683	$103,276	$79,922
Production and ad valorem taxes	37,216	40,402	35,716
General and administrative	39,992	35,625	24,032
General and administrative (excluding non-cash compensation expense)	24,494	21,651	15,297
Depletion, depreciation, amortization and accretion	132,154	116,344	78,414
Impairment of proved oil and gas properties	120,000	188,000	—
Other Income (Expense):
Interest expense	$(31,489)	$(29,302)	$(15,523)
Commodity derivative instruments gain (loss)	118,141	(15,336)	5,176
Income tax benefit (expense)	4,140	64,679	(11,881)
Average Sales Prices:
Oil ($/Bbl)	$84.28	$91.75	$86.70
Gas ($/Mcf)	5.23	4.70	4.57
NGL ($/Bbl)	28.58	35.18	37.98
Average sales price ($/Boe, excluding commodity derivative settlements)	$70.90	$78.30	$75.77
Operating Expenses ($/Boe):
Lease operating	$24.26	$23.12	$23.45
Production and ad valorem taxes	8.01	9.04	10.48
General and administrative	8.61	7.97	7.05
General and administrative (excluding non-cash compensation expense)	5.27	4.85	4.49
Depletion, depreciation, amortization and accretion	28.45	26.04	23.00

Year Ended December 31, 2014, Compared to the Year Ended December 31, 2013

Revenue. Revenue from oil and gas activities decreased to $329.4 million during 2014, from $349.8 million during 2013. The $20.4 million decrease in revenue was attributable to $34.4 million in commodity price decreases ($70.90 per Boe in 2014 versus $78.30 per Boe in 2013) offset by increased production of $14.0 million. Sales volumes increased 4% to 4,645 during 2014 as compared to 4,467 MBoe during 2013 primarily due to drilling activities during 2014.

Operating Expenses. Lease operating expenses increased to $112.7 million during 2014, from $103.3 million during 2013. The $9.4 million, or 9%, increase was primarily due to additional operating expenses associated with increased operational activity in the Permian Basin. On a unit of production basis, lease operating expense increased 5% to $24.26 per Boe in 2014 from $23.12 per Boe in 2013.

Production and ad valorem taxes decreased by 8% to $37.2 million during 2014, versus $40.4 million during 2013, mainly due to comparatively greater revenues generated in areas with lower tax rates. Production and ad valorem taxes were 11% of total revenue in 2014 and 12% in 2013.

General and administrative expenses increased to $40.0 million during 2014, as compared to $35.6 million during 2013. The $4.4 million, or 12%, increase resulted from additional personnel expense from short-term incentive compensation, as the Company met or exceeded its guidance metrics during 2014, offset by overhead billings and capitalized expense. Cash-based general and administrative expense was $24.5 million, or $5.27 per Boe in 2014, compared to $21.7 million, or $4.85 per Boe in 2013. Share-based compensation expense represented $15.5 million, or $3.34 per Boe, during 2014 and $14.0 million, or $3.13 per Boe, during 2013.

Depletion, depreciation, amortization and accretion expenses increased to $132.2 million during 2014, as compared to $116.3 million during 2013. The $15.9 million, or 14%, increase is principally attributable to an increase in the depletion, depreciation and amortization rate due to an increase in future development costs included in the 2014 amortization base and the 4% increase in 2014 production. On a per unit basis depreciation, amortization and accretion expenses increased to $28.45 per Boe in 2014 from $26.04 per Boe in 2013.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a $120 million and $188 million non-cash impairment of the carrying value of our proved oil and gas properties at December 31, 2014 and 2013, respectively, as a result of the ceiling test limitation. The 2014 impairment resulted primarily from lower oil prices realized during the fourth quarter of 2014, while the 2013 impairment resulted primarily from the SEC “five year rule” for PUD properties. In addition, our estimate of proved reserves as of December 31, 2014 was based on a pricing methodology required by SEC rules.  This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas.  Therefore it is likely that we will have substantial downward adjustments in our estimated proved reserves in the future if the current low commodity price environment persists.

Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2014 the gain on oil and gas commodity derivatives was $118.1 million. This amount included $123.1 million of mark-to-market gains on oil and gas derivatives offset by $5.0 million of derivative settlement losses. During 2013 the loss on oil and gas commodity derivatives totaled $15.3 million. This amount included $35.8 million of derivative settlement losses offset by $20.5 million of mark-to-market gains.

Interest expense was $31.5 million during 2014 as compared to $29.3 million during 2013. The $2.2 million, or 7%, increase is attributable to $1.5 million of increased interest expense due to increased levels of borrowings and $0.9 million of decreased capitalized interest due to lower unproved oil and gas property balances during 2014. The components of our interest expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013
8.50% senior notes	$34,000	$34,000
Revolving credit facility	10,196	8,671
Amortization of deferred financing costs and senior notes premium	2,337	2,481
Other, net	(104)	13
Capitalized interest	(14,940)	(15,863)
Total interest expense	$31,489	$29,302

Income Tax Benefit (Expense). Income tax benefit recognized during 2014 was $4.1 million, or 16% of the loss before income taxes, as compared to income tax benefit of $64.7 million, or 36% of the loss before income taxes in 2013. The decrease in the effective tax rate over 2013 is the result of permanent differences related to share-based compensation. Income tax expense differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% due to state income taxes and estimated permanent differences. We carried a $1 million non-current deferred tax asset at December 31, 2014, for which no valuation allowance was recorded as it is more likely than not that the asset will be realized due to projected future taxable income.

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

Depletion, depreciation, amortization and accretion expenses increased to $116.3 million during 2013, as compared to $78.4 million during 2012. The $37.9 million, or 48%, increase is principally due to a higher depletable base, higher finding costs and the 31% increase in production during 2013.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a $188 million non-cash impairment of the carrying value of our proved oil and gas properties at December 31, 2013, as a result of the ceiling test limitation. No provision for impairment was recorded in 2012.

Other Income (Expense). All oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2013 the loss on oil and gas commodity derivatives was $15.3 million. This amount included $35.8 million of derivative settlements, including $10.7 million paid to restructure or terminate certain derivative contracts, offset by $20.5 million of mark-to-market gains on oil and gas derivatives. During 2012 the loss on oil and gas commodity derivatives totaled $5.2 million, including $22.9 million of derivative settlements, of which $3.4 million was related to partial terminations of certain derivative contracts, offset by $28.1 million of mark-to-market gains.

Interest expense was $29.3 million during 2013 as compared to $15.5 million during 2012. The $13.8 million, or 89%, increase is attributable to a partial year of interest expense related to the Senior Notes issuances in 2012 versus a full year of interest expense in 2013 and a higher average debt balance during 2013. The components of our interest expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012
8.50% senior notes	$34,000	$15,264
Revolving credit facility	8,671	3,220
Amortization of deferred financing costs and senior notes premium	2,481	1,691
Other, net	13	(1)
Capitalized interest	(15,863)	(4,651)
Total interest expense	$29,302	$15,523

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

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$143,468	$133,328	$76,771
Cash used in investing activities	(175,893)	(405,518)	(447,447)
Cash provided by financing activities	36,758	271,275	370,475

Net cash provided by operating activities during 2014 was $143.5 million, as compared to $133.3 million during 2013 and $76.8 million during 2012. The increase in net cash provided by operating activities in 2014 over 2013 was primarily due to changes in working capital. The increase in 2013 over 2012 was primarily due to an increase in revenue from oil and gas activities and changes in working capital. In 2015, reflecting the current product pricing environment, we expect to limit our capital expenditures to cash flow generated by our operations.

Net cash used in investing activities was $175.9 million during 2014 as compared to $405.5 million during 2013 and $447.4 million during 2012. The primary investing activity in 2014 was cash used for capital expenditures of $183.6 million. Capital expenditures consisted primarily of $25.6 million in compression and facility and drilling projects in Aneth Field, $16.3 million in CO2 acquisition, $122.9 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $18.5 million in drilling and completion activities in our Wyoming Properties. Capital divestitures included $6.6 million of proceeds from the sale of certain operated properties in the Bakken trend of North Dakota and $4.4 million of proceeds from the sale of certain interests in the Delaware basin. The primary investing activity for 2013 was cash used for capital expenditures of $519.7 million. Capital expenditures consisted of $258 million paid to acquire additional Permian Properties, $46.0 million in compression facility and drilling projects in Aneth field, $20.0 million in CO2 acquisition, $135.1 million in drilling activities and infrastructure projects in the Permian Basin, $13.2 million in additional acreage acquisition in the Permian Basin, $34.6 million in drilling and completion activities in the Bakken trend of North Dakota and $12.5 million in drilling and recompletion activities in our Wyoming properties. Capital divestitures include $50.2 million received from NNOGC for the sale of certain working interests in the Aneth Field Properties, $70.1 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and $1.0 million for the sale of certain working interests in other Permian properties. The primary investing activity in 2012 was cash used for capital expenditures of $498.8 million. Capital expenditures consisted of $248.0 million paid to acquire the additional Permian Properties, $37.7 million paid for the Denbury Acquisition, $47.9 million in compression, facility and drilling projects in Aneth Field, $16.2 million in CO2 acquisition, $82.3 million in drilling activities and infrastructure projects in the Permian Basin, $69.2 million in drilling and completion activities in the Bakken Properties and $12.6 million in recompletion and drilling activities in our Wyoming properties. Capital divestitures include $49.5 million received from NNOGC for the sale of certain working interests in the Aneth Field Properties. A portion of these capital costs are accrued and not paid at period end.

Net cash provided by financing activities was $36.8 million in 2014 as compared to $271.3 million in 2013 and $370.5 million in 2012. The primary financing activity in 2014 was $139.5 million in net proceeds from the issuance of the Secured Term Loan Facility and $100 million in net repayment of borrowings under the Revolving Credit Facility. The primary financing activities in 2013 were net borrowings of $173.0 million under the Revolving Credit Facility and $101.8 million in net proceeds received from the issuance of common stock. The primary financing activities in 2012 were $401.9 million in proceeds received from the issuance of the Senior Notes, partially offset by $8.0 million in net payments under the Revolving Credit Facility and $10.0 million paid to retire a portion of our warrants.

If cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Revolving Credit Facility (if available), issuances of additional second lien debt or other debt or equity securities or from other sources, such as asset sales. We have in place an effective shelf registration statement, with a remaining capacity of $394 million; however our ability to access this capacity may be substantially limited by applicable shelf eligibility rules. There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in our Revolving Credit Facility, Secured Term Loan Facility, or Senior Notes. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain production or proved reserves.

Our Revolving Credit Facility and our Secured Term Loan Facility require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility.

We plan to continue our practice of hedging a significant portion of our production through the use of various commodity derivative transactions. Our existing derivative transactions have not been designated as cash flow hedges, and we anticipate that future transactions will receive similar accounting treatment. Derivative settlements usually occur within five days of the end of the month. As is typical in the oil and gas industry, however, we do not generally receive the proceeds from the sale of our oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, we will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, we may use working capital or borrowings under the credit facility to fund our operations.

Revolving Credit Facility

Our Revolving Credit Facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent with Resolute as the borrower. The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of our oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. We expect that the current borrowing base of $330 million will be reduced, perhaps significantly, at the next borrowing base redetermination, which will be effective on or about March 31, 2015. Under certain circumstances, either the Company or the lenders may request an interim redetermination.

In March 2013 we entered into the Sixth Amendment, which among other things, also extended the maturity date of the Revolving Credit Facility from April 2017 to March 2018. On March 7, 2014, we entered into the Ninth Amendment to the amended and restated Revolving Credit Facility which redefined and adjusted the Maximum Leverage Ratio to (a) 4.90:1.00 for the fiscal quarters ending March 31, 2014, and June 30, 2014, (b) 4.75:1.00 for the fiscal quarters ending September 30, 2014, and December 31, 2014, and (c) 4.00:1.00 for all quarters thereafter. The Ninth Amendment also provided that as of the last day of each fiscal quarter in 2014 the ratio of senior secured debt as of such date to Adjusted EBITDA as defined in the Revolving Credit Facility for the four quarter period ending on such date may not exceed 2.75:1.00.

In December 2014 we entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement. In connection with the Eleventh Amendment, the borrowing base was set at $330 million and certain other amendments were made, including eliminating the total debt-to-EBITDA covenant and conforming the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility. The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility.

Each base rate borrowing under the Revolving Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% or (b) the alternative Base Rate defined as the greater of (i) the Administrative

Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin which ranges from 0.50% to 1.50%. Each such margin is based on the level of utilization under the borrowing base.

As of December 31, 2014, outstanding borrowings were $235 million under the borrowing base of $330 million. The borrowing base availability is reduced by $3.1 million in conjunction with letters of credit issued to vendors at December 31, 2014. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, we would be required to eliminate that excess over the 120 days following that determination. The Revolving Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of December 31, 2014, the weighted average interest rate on the outstanding balance under the Credit Facility was 2.17%. The recorded value of the Credit Facility approximates its fair market value because the interest rate of the Credit Facility is variable over the term of the loan (See Note 5 to the Consolidated Financial Statements).

The Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all terms and covenants of the Credit Facility at December 31, 2014.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from our subsidiaries, except those imposed by applicable law.

Secured Term Loan Agreement

On December 30, 2014, we and certain of our subsidiaries, as guarantors, entered into a second lien Secured Term Loan Agreement with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which we borrowed $150 million. Funding of the Secured Term Loan Facility occurred on December 31, 2014. The Secured Term Loan Facility will mature on the date that is six months after the maturity of our existing Revolving Credit Facility, but in no event later than November 1, 2019.

Net proceeds from the Secured Term Loan Facility, approximately $135 million after payment of transaction-related fees, expenses and discounts, were used to repay outstanding amounts under the Revolving Credit Facility.

Obligations under the Secured Term Loan Facility are guaranteed by certain of our subsidiaries and secured by second priority liens on substantially all of our assets and our subsidiaries that serve as collateral under the Revolving Credit Facility.

Borrowings under the Secured Term Loan Facility will bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. In addition, the Secured Term Loan facility contains certain covenants relating to commodity price hedging described above under “Revolving Credit facility.”

We may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, subject to a limited right to reinvest proceeds in oil and gas activities. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the Secured Term Loan Facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital.

Senior Notes

In April 2012 we consummated a private placement of senior notes with a principal amount of $250 million, and a follow on issuance of senior notes with a principal amount of $150 million. The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the notes is payable semiannually in cash on May and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of December 31, 2014.

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

Contractual Obligations

We had the following contractual obligations and commitments for the next five years as of December 31, 2014:

	Less than			More Than
	1 year	1-3 Years	3–5 Years	5 Years	Total (6)
	(in thousands)
Obligations:
Term loans and related interest	$50,500	$101,000	$230,375	$417,000	$798,875
Revolving credit facility (1)	—	—	235,000	—	235,000
Office and equipment leases	1,525	3,464	2,811	3,138	10,938
Operating equipment leases (2)	2,094	3,110	245	—	5,449
Vehicle leases	1,220	1,035	82	—	2,337
ExxonMobil escrow agreement (3)	1,638	2,332	1,451	10,762	16,183
Construction purchase obligations (4)	3,381	—	—	—	3,381
CO2 purchases (5)	13,499	12,969	—	—	26,468
Total	$73,857	$123,910	$469,964	$430,900	$1,098,631

1)

Represents the outstanding principal amount under our Revolving Credit Facility. This table does not include future commitment fees, interest expense or other fees because the Revolving Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

2)	Operating equipment leases consist of compressors and other oil and gas field equipment used in the CO2 project.
3)

Under the terms of our purchase agreement with ExxonMobil, we are obligated to make annual deposits into an escrow account that will be used to fund plugging and abandonment liabilities associated with the ExxonMobil Properties.

4)	Represents purchase commitments in effect at December 31, 2014, related to construction projects in the Aneth Field Properties.
5)

Represents the minimum take-or-pay quantities associated with our existing CO2 purchase contracts. For purposes of calculating the future purchase obligation under these contracts, we have assumed the purchase price over the term of the contract was the price in effect as of December 31, 2014.

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

Derivative Instruments. We enter into commodity derivative contracts to manage our exposure to oil and gas price volatility and these contracts may take the form of swaps, puts, calls, collars and other such arrangements. Derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. We have not elected to apply cash flow hedge accounting. Consequently, we recognize gains and losses in earnings rather than deferring such amounts in other comprehensive income as would be allowed under cash flow hedge accounting. Realized gains and losses on derivative instruments are recognized in the period in which the related contract is settled. Both the realized and mark-to-market gains and losses on derivative instruments are reflected in other income (expense) in the consolidated statements of income. Cash flows from derivatives are reported as cash flows from operating activities.

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

Under the terms of our Revolving Credit Agreement and our Secured Term Loan Agreement the form of derivative instruments to be entered into is at our discretion, but require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis not to exceed (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties utilizing economic parameters specified in our credit agreement, including escalated prices and costs.

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are lenders under our Revolving Credit Facility. Accordingly, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

Our management has determined that the benefit of cash flow hedge accounting, which may allow for our derivative instruments to be reflected as cash flow hedges in other comprehensive income, is not commensurate with the administrative burden required to support that treatment.

Derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. We mark our derivative instruments to fair value on the consolidated balance sheets and recognize the changes in fair market value in earnings. As of December 31, 2014, the fair value of our commodity derivatives was a net asset of $112.6 million.

The following table represents our commodity swap contracts as of December 31, 2014:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2015	5,600	$86.80	$60,937	12,600	$3.635	$1,449
Jan – Dec 2016	6,500	$80.42	$39,799	—	$—	$—

The following table represents our two-way commodity collar contracts as of December 31, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2015	1,000	$84.17	$92.10	$10,036

The following table represents our three-way gas collar contracts as of December 31, 2014:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Short Put Price per MMBtu	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jan – Mar 2015	5,000	$3.75	$4.50	$5.55	$331

Interest Rate Risk

At December 31, 2014, we had $235 million and $150 million of outstanding debt under the Revolving Credit Facility and Secured Term Loan Facility, respectively. Interest is calculated under the terms of the agreements based on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Credit Risk and Contingent Features in Derivative Instruments

We are exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are also lenders under our Revolving Credit Facility. For these contracts, we are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. Our derivative contracts are documented with industry standard ISDA contracts . Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. We have set-off provisions with our Revolving Credit Facility lenders that, in the event of counterparty default, allow us to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed our internal control over financial reporting as of December 31, 2014, and has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEE AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference in this report.

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

4.2

Indenture, dated April 25, 2012, among Resolute Energy Corporation, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on April 26, 2012).

Exhibit Number	Description of Exhibits
4.3

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

4.5

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

4.6	Equity Incentive Grant Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on March 14, 2013).
4.7	Restricted Stock Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on March 14, 2013).
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

Exhibit Number	Description of Exhibits
10.1.9

Ninth Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2014, between Resolute Energy Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 10, 2014).

10.1.10

Tenth Amendment to Second Amended and Restated Credit Agreement dated as of March 14, 2014, between Resolute Energy Corporation, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on March 19, 2014).

10.1.11

Eleventh Amendment to Second Amended and Restated Credit Agreement dated as of December 30, 2014, between Resolute Energy Corporation, as Borrower, Wells Fargo National Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on December 31, 2014).

10.2#	2009 Performance Incentive Plan (incorporated by reference as Exhibit 10.7 to Amendment No.1 to the Initial S-4 filed on August 31, 2009).
10.2.1#	Amendment No. 1 to 2009 Performance Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A as filed with the SEC on April 25, 2011).
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

10.7

Gas Sales and Purchase Contract — Conventional & Residue Gas dated April 12, 1995, between Rim Offshore, Inc., as producer, and Western Gas Resources, Inc., as processor (Contract #6690), as amended July 27, 2006 and March 6, 2009 (incorporated by reference as Exhibit 10.13 to Amendment No.1 to the Initial S-4 filed on August 31, 2009 ).

10.8	Consent Decree, entered into June 2005, relating to alleged violations of the federal Clean Air Act (incorporated by reference as Exhibit 10.16 to the Initial S-4).
10.9	Consent Decree, entered into August 2004, relating to alleged violations of the federal Clean Water Act (incorporated by reference as Exhibit 10.17 to the Initial S-4).
10.10

Crude Oil Purchase Agreement dated August 31, 2011 between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, LLC as seller (incorporated by reference to the current report on Form 8-K filed on September 7, 2011).

Exhibit Number	Description of Exhibits
10.10.1

Crude Oil Purchase Agreement dated July 7, 2014 between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, LLC as seller (incorporated by reference to the Exhibit 10.1 on Form 8-K filed on July 11, 2014) that supersedes the Crude Oil Purchase Agreement dated August 31, 2011 between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, LLC, as seller (the “Original Agreement”) which Original Agreement was incorporated by reference to the current report on Form 8-K filed on September 7, 2011.

10.10.2

Crude Oil Purchase Agreement dated as of June 1, 2014, regarding Additional Volumes, and as of July 1, 2014, regarding Base Volumes for the sale and purchase of crude oil between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, LLC as seller (incorporated by reference to the Exhibit 10.1 on Form 8K filed on July 11, 2014) that supersedes the Crude Oil Purchase Agreement dated August 31, 2011 between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, LLC, as seller (the “Original Agreement”) which Original Agreement was incorporated by reference to the current report on Form 8-K filed on September 7, 2011.

10.10.3

First Amendment to Crude Oil Purchase Agreement dated as of December 31, 2014, between Resolute Energy Corporation as seller, and Western Refining Southwest, Inc. as purchaser (incorporated by reference to the Exhibit 10.1 on Form 8-K filed on December 31, 2014).

10.11

Form of Retention Award Agreement between Resolute Energy Corporation and certain award recipients (incorporated by reference as Exhibit 10.19 to Amendment No.2 to the Initial S-4 filed on September 8, 2009).

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

10.23

Secured Term Loan Agreement dated December 30, 2014, between Resolute Energy Corporation as Borrower and certain of its Subsidiaries as Guarantors, Bank of Montreal, as Administrative Agent and the Lenders Party thereto, BMO Capital Markets Corp as Sole Lead Book Runner and Sole Lead Arranger, and Barclays and KeyBanc Capital Markets Inc. as Co-Syndication Agents (as incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 31, 2014).

Exhibit Number	Description of Exhibits
12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of Resolute Energy Corporation.
23.1	Consent of KPMG LLP.
23.2	Consent of Netherland, Sewell & Associates, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrant’s reserves as of December 31, 2014.
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

RESOLUTE ENERGY CORPORATION		Dated: March 5, 2015

By:	/s/ Nicholas J. Sutton
Nicholas J. Sutton, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Sutton	Chief Executive Officer and Director	March 5, 2015
Nicholas J. Sutton	(Principal Executive Officer)

/s/ James M. Piccone	President and Director	March 5, 2015
James M. Piccone

/s/ Theodore Gazulis	Executive Vice President and Chief Financial	March 5, 2015
Theodore Gazulis	Officer (Principal Financial Officer)

/s/ J. A. Tuell	Vice President and Chief Accounting	March 5, 2015
J. A. Tuell	Officer (Principal Accounting Officer)

/s/ William H. Cunningham	Director	March 5, 2015
William H. Cunningham

/s/ James E. Duffy	Director	March 5, 2015
James E. Duffy

/s/ Thomas O. Hicks, Jr.	Director	March 5, 2015
Thomas O. Hicks, Jr.

/s/ Gary L. Hultquist	Director	March 5, 2015
Gary L. Hultquist

/s/ Robert M. Swartz	Director	March 5, 2015
Robert M. Swartz

/s/ William K. White	Director	March 5, 2015
William K. White

70

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RESOLUTE ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resolute Energy Corporation:

We have audited the accompanying consolidated balance sheets of Resolute Energy Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resolute Energy Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resolute Energy Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

March 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Resolute Energy Corporation:

We have audited Resolute Energy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Resolute Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resolute Energy Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

March 5, 2015

RESOLUTE ENERGY CORPORATION

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,352	$19
Accounts receivable	57,909	94,358
Deferred income taxes	—	8,330
Derivative instruments	72,753	1,378
Prepaid expenses and other current assets	1,858	1,152
Total current assets	136,872	105,237
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	270,375	274,420
Proved	1,706,847	1,544,942
Other property and equipment	9,994	8,069
Accumulated depletion, depreciation and amortization	(744,220)	(494,642)
Net property and equipment	1,242,996	1,332,789
Other assets:
Restricted cash	19,858	18,219
Deferred income taxes	869	—
Derivative instruments	39,799	—
Deferred financing costs	14,525	12,265
Other assets	182	299
Total assets	$1,455,101	$1,468,809
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,781	$32,601
Accrued expenses	65,799	81,478
Accrued interest payable	5,739	5,739
Asset retirement obligations	327	1,825
Deferred income taxes	23,223	—
Derivative instruments	—	11,955
Total current liabilities	120,869	133,598
Long term liabilities:
Revolving credit facility	235,000	335,000
Senior notes, net of accumulated premium amortization of $414 and $204 at December 31, 2014 and 2013, respectively	401,461	401,671
Secured term loan facility, net of original issue discount of $10,500 at December 31, 2014	139,500	—
Asset retirement obligations	31,013	30,164
Deferred income taxes	—	34,824
Other long term liabilities	640	—
Total liabilities	928,483	935,257
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,634,737 and 76,228,055 shares at December 31, 2014 and 2013, respectively	8	8
Additional paid-in capital	646,738	631,822
Accumulated deficit	(120,128)	(98,278)
Total stockholders’ equity	526,618	533,552
Total liabilities and stockholders’ equity	$1,455,101	$1,468,809

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Oil	$293,970	$321,047	$240,444
Gas	26,254	21,444	16,289
Natural gas liquids	9,147	7,288	1,535
Total revenue	329,371	349,779	258,268
Operating expenses:
Lease operating	112,683	103,276	79,922
Production and ad valorem taxes	37,216	40,402	35,716
Depletion, depreciation, amortization, and asset retirement obligation accretion	132,154	116,344	78,414
Impairment of proved oil and gas properties	120,000	188,000	—
General and administrative	39,992	35,625	24,032
Total operating expenses	442,045	483,647	218,084
Income (loss) from operations	(112,674)	(133,868)	40,184
Other income (expense):
Interest expense, net	(31,489)	(29,302)	(15,523)
Commodity derivative instruments gain (loss)	118,141	(15,336)	5,176
Other income	32	21	20
Total other income (expense)	86,684	(44,617)	(10,327)
Income (loss) before income taxes	(25,990)	(178,485)	29,857
Income tax benefit (expense)	4,140	64,679	(11,881)
Net income (loss)	$(21,850)	$(113,806)	$17,976
Net income (loss) per common share:
Basic and diluted	$(0.30)	$(1.67)	$0.30
Weighted average common shares outstanding:
Basic	73,798	68,260	59,424
Diluted	73,798	68,260	59,452

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Retained
			Additional	Earnings/	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance as of January 1, 2012	60,947	$6	$518,267	$(2,448)	$515,825
Issuance of stock, restricted stock and share-based compensation	1,127	—	9,508	—	9,508
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(201)	—	(1,126)	—	(1,126)
Retirement of public warrants	—	—	(9,999)	—	(9,999)
Net income	—	—	—	17,976	17,976
Balance as of December 31, 2012	61,873	$6	$516,650	$15,528	$532,184
Issuance of stock, restricted stock and share-based compensation	1,925	1	14,964	—	14,965
Redemption of restricted stock for employee income tax, restricted stock forfeitures and expirations	(820)	—	(1,551)	—	(1,551)
Issuance of stock, net of underwriters discounts and commissions	13,250	1	101,759		101,760
Net loss	—	—	—	(113,806)	(113,806)
Balance as of December 31, 2013	76,228	$8	$631,822	$(98,278)	$533,552
Issuance of stock, restricted stock and share-based compensation	2,084	—	16,651	—	16,651
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(677)	—	(1,735)	—	(1,735)
Net loss	—	—	—	(21,850)	(21,850)
Balance as of December 31, 2014	77,635	$8	$646,738	$(120,128)	$526,618

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$(21,850)	$(113,806)	$17,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	132,154	116,344	78,414
Impairment of proved oil and gas properties	120,000	188,000	—
Amortization of deferred financing costs and senior notes premium	2,337	2,481	1,691
Share-based compensation	16,331	14,924	9,399
Commodity derivative instruments (gain) loss	(118,141)	15,336	(5,176)
Commodity derivative settlements	(4,988)	(35,812)	(22,920)
Deferred income taxes (benefit)	(4,140)	(64,663)	11,865
Change in operating assets and liabilities:
Accounts receivable	36,768	(15,961)	(15,317)
Other current assets	(706)	539	138
Accounts payable and accrued expenses	(14,297)	25,905	(4,859)
Accrued interest payable	—	41	5,560
Net cash provided by operating activities	143,468	133,328	76,771
Investing activities:
Oil and gas exploration and development expenditures	(183,565)	(261,758)	(212,241)
Purchase of oil and gas properties	—	(257,948)	(286,636)
Proceeds from sale of oil and gas properties and other	11,122	121,361	49,692
Purchase of other property and equipment	(1,925)	(2,467)	(1,532)
Restricted cash	(1,639)	203	(1,821)
Other	114	(4,909)	5,091
Net cash used in investing activities	(175,893)	(405,518)	(447,447)
Financing activities:
Proceeds from bank borrowings	433,500	638,000	649,600
Repayments of bank borrowings	(533,500)	(465,000)	(657,600)
Proceeds from issuance of term loans	139,500	—	401,875
Redemption of restricted stock for employee income taxes	(1,735)	(1,551)	(1,126)
Payment of financing costs	(1,007)	(1,934)	(12,275)
Proceeds from issuance of common stock, net of underwriters discounts and commissions	—	101,760	—
Retirement of public warrants	—	—	(9,999)
Net cash provided by financing activities	36,758	271,275	370,475
Net increase (decrease) in cash and cash equivalents	4,333	(915)	(201)
Cash and cash equivalents at beginning of period	19	934	1,135
Cash and cash equivalents at end of period	$4,352	$19	$934
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$31,890	$29,280	$10,051
Income taxes	$—	$—	$8
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures financed through current liabilities	$17,651	$30,069	$39,008
Increase (decrease) to asset retirement obligations	$(2,012)	$11,421	$315
Asset retirement obligations assumed	$—	$1,659	$2,557
Asset retirement obligations sold	$157	$723	$—

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

Fair Value of Financial Instruments

The carrying amount of the majority of Resolute’s financial instruments, namely cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value because of the short-term nature of these instruments. The revolving credit facility (see Note 5) has a recorded value that approximates its fair market value while the fair value of the $400 million in principal senior notes due May 1, 2020 (the “Senior Notes” or the “Notes”) and the $150 million in the second lien secured term loan due March 2018 (the “Secured Term Loan Facility”) are based on data from independent market makers or price received at measurement date. The fair value of derivative instruments (see Note 10) is estimated based on market conditions in effect at the end of each reporting period.

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

Accounts Receivable

The Company’s accounts receivable consist of the following for the periods indicated (in thousands):

	December 31,
	2014	2013
Trade receivables	$51,166	$92,959
Derivative receivables	6,638	866
Other receivables	105	533
Total accounts receivable	$57,909	$94,358

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

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability. As of December 31, 2014 and 2013, the Company had no allowance for doubtful accounts recorded.

Deferred Financing Costs

Deferred financing costs are amortized over the estimated life of the related obligation. The Company incurred $4.8 million in deferred financing costs in 2014, $1.9 million in 2013 and $12.3 million in 2012, and amortized $2.5 million, $2.7 million and $1.7 million to interest expense during 2014, 2013 and 2012, respectively.

Capitalized Interest

Interest is capitalized when associated with significant investments in unproved properties and major development projects that are excluded from current depletion, depreciation and amortization calculations and on which exploration or development activities are in progress. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of qualified costs. Costs excluded from the depletion, depreciation and amortization calculations are classified as unproved properties along with any associated capitalized interest. Capitalized interest totaled $14.9 million, $15.9 million and $4.7 million during 2014, 2013 and 2012, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject Resolute to concentrations of credit risk consist primarily of trade, production and derivative settlement receivables. Resolute derived approximately 62% and 14% of its total 2014 revenue from Western Refining, Inc. (“Western”) and Plains Marketing LP, respectively; 61% and 15% of its total 2013 revenue from Western and Plains Marketing LP, respectively and 78% of its total 2012 revenue from Western. If Resolute was compelled to sell its oil to an alternative market, costs associated with the transportation of its production may increase, and such increase could materially and negatively affect its operations. The concentration of credit risk in the oil and gas industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements where appropriate. Commodity derivative contracts expose Resolute to the credit risk of non-performance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, all of which participate in Resolute’s Revolving Credit Facility (see Note 5).

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

Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable capital costs and do not include costs related to production operations, general corporate overhead or similar activities. Resolute capitalized general and administrative and operating costs related to its acquisition, exploration and development activities of $9.8 million during 2014, $8.4 million during 2013 and $6.0 million during 2012.

Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. The Company’s investments in unproved properties are related to exploration plays in the Permian Basin in Texas and southeast New Mexico. The Company expects to evaluate these locations for the existence of proved reserves in the next 1 to 3 years, although volatility in commodity prices may impact the timing of the evaluation. Unproved properties are assessed at least annually to determine whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized.

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

During 2014 and 2013, the Company recorded a $120 million and $188 million, respectively, non-cash impairment of the carrying value of its oil and gas properties as a result of the ceiling test limitation. Recent steep declines in commodity prices may require further impairment in the future.

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

Impairment of Long-Lived Assets Other than Oil and Gas Properties

Resolute evaluates long-lived assets other than oil and gas properties for impairment when indicators of possible impairment are present. Resolute performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and if the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to the asset’s fair value and an impairment loss is recorded against the long-lived asset. There have been no provisions for impairment recorded for the years ended December 31, 2014, 2013 and 2012.

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

The restricted cash of $19.9 million located on the Company’s consolidated balance sheet in non-current other assets at December 31, 2014, is legally restricted for the purpose of settling asset retirement obligations of Aneth Field.

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

The unaudited pro forma financial information for the years ended December 31, 2013 and 2012 combine the historical results of the Permian Acquisitions and Resolute (in thousands, except per share amounts):

	2013	2012
Revenue	$360,837	$362,355
Revenue in excess of operating expenses	215,273	218,815
Net income (loss)	(111,243)	30,381
Basic and diluted net income (loss) per share	$(1.63)	$0.51

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Twelve Months Ended December 31,
	2014	2013	2012
Potential dilutive restricted stock	2,973	2,529	1,464
Anti-dilutive securities	27,523	35,569	37,779

The following table sets forth the 2014, 2013 and 2012 computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	2014	2013	2012
Net income (loss)	$(21,850)	$(113,806)	$17,976

Basic weighted average common shares outstanding	73,798	68,260	59,424
Add: dilutive effect of non-vested restricted stock	—	—	28
Diluted weighted average common shares outstanding	73,798	68,260	59,452

Basic and diluted net income (loss) per common share	$(0.30)	$(1.67)	$0.30

A summary of the activity associated with warrants during 2014, 2013 and 2012 is as follows (in thousands):

Warrants
Balance at December 31, 2012 and 2013	33,041
Expiration of public warrants	(33,041)
Balance at December 31, 2014	—

Note 5 — Long Term Debt

The Company’s long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Revolving credit facility	$235,000	$335,000
Secured term loan facility	150,000	—
Unamortized discount on secured term loan facility	(10,500)	—
8.50% senior notes	400,000	400,000
Unamortized premium on senior notes	1,461	1,671
Total long-term debt	$775,961	$736,671

For the years ended December 31, 2014, 2013, and 2012, the Company incurred interest expense on long-term debt of $46.4 million, $45.2 million and $20.2 million, respectively. The Company capitalized $14.9 million, $15.9 million and $4.7 million of interest expense during the years ended December 31, 2014, 2013 and 2012, respectively.

Revolving Credit Facility

Resolute’s revolving credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent (the “Revolving Credit Facility”) with Resolute as the borrower. The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination.

In March 2013 we entered into the Sixth Amendment, which among other things, extended the maturity date of the Revolving Credit Facility from April 2017 to March 2018. On March 7, 2014, the Company entered into the Ninth Amendment to the amended and restated Revolving Credit Facility which redefined and adjusted the Maximum Leverage Ratio to (a) 4.90:1.00 for the fiscal quarters ending March 31, 2014 and June 30, 2014, (b) 4.75:1.00 for the fiscal quarters ending September 30, 2014 and December 31, 2014, and (c) 4.00:1.00 for all quarters thereafter. The Ninth Amendment also provided that as of the last day of each fiscal quarter in 2104, the ratio of senior secured debt as of such date to Adjusted EDITDA for the four quarter period ending on such date may not exceed 2.75:1.00.

In December 2014 we entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement. In connection with the Eleventh Amendment, the borrowing base was set at $330 million and certain other amendments were made, including eliminating the total debt-to-EBITDA covenant and conforming the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility. The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility.

Each base rate borrowing under the Revolving Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin which varies from 1.50% to 2.50% or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Offered Rate (“LIBOR”) plus a margin which ranges from 0.50% to 1.50%. Each such margin is based on the level of utilization under the borrowing base.

As of December 31, 2014, outstanding borrowings were $235 million under the borrowing base of $330 million. The borrowing base availability is reduced by $3.1 million in conjunction with letters of credit issued to vendors at December 31, 2014. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, we would be required to eliminate that excess over the 120 days following that determination. The Revolving Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of December 31, 2014, the weighted average interest rate on the outstanding balance under the Revolving Credit Facility was 2.17%. The recorded value of the Revolving Credit Facility approximates its fair market value because the interest rate of the Revolving Credit Facility is variable over the term of the loan (Level 2 fair value measurement).

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all terms and covenants of the Revolving Credit Facility at December 31, 2014.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Secured Term Loan Agreement

On December 30, 2014, Resolute and certain of its subsidiaries, as guarantors, entered into a second lien Secured Term Loan Agreement with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which the Company borrowed $150 million. Funding of the Secured Term Loan Facility occurred on December 31, 2014. The Secured Term Loan Facility will mature on the date that is six months after the maturity of the Company’s existing Revolving Credit Facility, but in no event later than November 1, 2019.

Net proceeds from the Secured Term Loan Facility, approximately $135 million after payment of transaction-related fees, expenses and discounts, were used to repay outstanding amounts under the Revolving Credit Facility.

Obligations under the Secured Term Loan Facility are guaranteed by certain of the Company’s subsidiaries and secured by second priority liens on substantially all of the assets of the Company and its subsidiaries that serve as collateral under the Revolving Credit Facility.

Borrowings under the Secured Term Loan Facility will bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0.

The Company may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, subject to a limited right to reinvest proceeds in oil and gas activities. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital.

The fair value of the Secured Term Loan Facility at December 31, 2014, was estimated to be $139.5 million based on the cash received as of the transaction date (Level 1 fair value measurement).

Senior Notes

In April 2012 the Company consummated a private placement of senior notes with a principal amount of $250 million, and in December 2012 placed a follow-on issuance of senior notes with a principal amount of $150 million. The Senior Notes are due May 1, 2020 and bear an annual interest rate of 8.50% with the interest on the Notes payable semiannually in cash on May 1 and November 1 of each year. Resolute used the $250 million of proceeds from the May 2012 issuance to repay outstanding borrowings under the Revolving Credit Facility, with the remainder reserved for general corporate purposes, including capital expenditures. The Company used the $150 million of proceeds from the December 2012 issuance to partially finance the Permian Acquisitions.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of December 31, 2014.

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

The fair value of the Senior Notes at December 31, 2014, was estimated to be $194.0 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

The following table summarizes the components of the provision for income taxes (in thousands):

	2014	2013	2012
Current income tax benefit (expense)	$—	$16	$(16)
Deferred income tax benefit (expense)	4,140	64,663	(11,865)
Total income tax benefit (expense)	$4,140	$64,679	$(11,881)

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences as follows (in thousands):

	2014	2013	2012
Expected statutory income tax benefit (expense)	$9,097	$62,470	$(10,450)
State income tax benefit (expense)	480	3,254	(694)
Equity compensation	(4,273)	(2,031)	(703)
Non-deductible executive compensation	(468)	(54)	(215)
Other	(696)	1,040	181
Total income tax benefit (expense)	$4,140	$64,679	$(11,881)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2014	2013
Current deferred income tax assets (liabilities):
Derivative financial instruments	$(26,919)	$3,914
Asset retirement obligation	121	675
Equity compensation	2,803	2,924
Other	772	817
Total current assets (liabilities)	(23,223)	8,330

Long term deferred income tax assets (liabilities):
Derivative financial instruments	(14,726)	—
Net operating loss carryovers	97,022	62,457
Asset retirement obligation	11,475	11,161
Startup and organization costs	140	158
Deferred acquisition costs	45	45
Percentage depletion	1,341	1,323
Property and equipment costs	(95,378)	(110,566)
Equity compensation	1,144	1,233
Other	(194)	(635)
Total long term assets (liabilities)	869	(34,824)
Net deferred tax liability	$(22,354)	$(26,494)

The Company has U.S. net operating loss carry forwards of $264.8 million at December 31, 2014, which will begin expiring in 2026. A valuation allowance against deferred tax assets at December 31, 2014 is not considered necessary because in the Company’s opinion it is more likely than not that the deferred tax asset will be fully realized.

The Company previously adopted the accounting for uncertain tax positions per FASB ASC Topic 740, Accounting for Income Taxes. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance requires that the Company recognize in the consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained, based on the technical merits of the position. This guidance had no effect on the Company’s financial position, cash flows or results of operations for 2014, 2013 or 2012 as the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest or penalties related to uncertain tax positions as of December 31, 2014, 2013 or 2012.

The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado, Texas and Utah. The tax years that remain open to examination by the Internal Revenue Service are the years 2011 through 2014. The tax years that remain open to examination by state taxing authorities are 2010 through 2014.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of December 31, 2014 or December 31, 2013.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At December 31, 2014 and 2013, the Company had 77,634,737 and 76,228,055 shares of common stock issued and outstanding, respectively.

During the second quarter 2013, the Company issued 13.3 million shares of common stock in a public offering at $8.00 per share for net proceeds of $101.8 million, after underwriting discounts and commissions. The net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility.

During 2014 and 2013, no warrants were repurchased. During the second quarter of 2012 the Company repurchased 9,634,821 warrants for aggregate consideration of approximately $10.0 million in a private transaction at an average price of $1.04 per warrant. During 2014, 2013 and 2012, no warrants were exercised. At December 31, 2014, no warrants remain outstanding as all warrants expired on September 25, 2014.

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

The compensation expense to be recognized for the time-based awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 8% and 10% which are updated periodically based on actual employee turnover. During the year ended December 31, 2014, the Company granted 1,595,535 shares of time-based restricted stock to employees and directors, pursuant to the Incentive plan.

During 2014, 2013 and 2012, the Company recorded $12.1 million, $11.0 million and $7.2 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. There was unrecognized compensation expense of approximately $16.7 million at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.7 years. The following table summarizes the changes in non-vested time-based awards for the periods presented:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of period	2,005,721	$10.62	1,176,890	$12.00	952,920	$14.11
Granted	1,595,535	8.86	1,570,393	10.31	811,080	10.16
Vested	(819,615)	10.87	(559,763)	12.47	(543,593)	12.83
Forfeited	(283,811)	9.65	(181,799)	11.15	(43,517)	13.18
Non-vested, end of period	2,497,830	$9.43	2,005,721	$10.62	1,176,890	$12.00

Performance-Based Awards

For grants made through year-end 2012, performance-based shares generally vest in equal tranches beginning on December 31 of the year of the grant if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price ended on December 31 of the year prior to the grant (which was $14.227 for 2011 grants and $11.639 for 2012 grants). At the end of each year, the twenty trading day average stock price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year subject to a four year maximum vesting period. These awards are referred to as “Stock Appreciation Awards.” At December 31, 2014 and 2013, 156,793 and 390,174 of the Stock Appreciation Awards, respectively, were forfeited by their holders as the four year maximum vesting period for the grants had expired and the 10% threshold had not been met.

During 2014, 2013 and 2012, the Company recorded share-based compensation expense related to the Stock Appreciation Awards of $0.2 million, $0.8 million and $2.2 million, respectively. There was unrecognized compensation expense for the Stock Appreciation Awards of approximately $0.1 million at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.0 year. The following table summarized changes in non-vested Stock Appreciation Awards for the periods presented:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of period	444,571	$7.60	895,892	$8.43	600,310	$10.71
Granted	—	—	—	—	316,008	4.02
Vested	—	—	—	—	—	—
Forfeited	(21,126)	7.04	(61,147)	7.82	(20,426)	7.56
Expired	(156,793)	13.89	(390,174)	9.38	—	—
Non-vested, end of period	266,652	$3.95	444,571	$7.60	895,892	$8.43

In 2014 and 2013, the Compensation Committee awarded 487,819 and 354,517 performance-based restricted shares, respectively, to executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of seventeen peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that do not vest as of the final vesting date will be forfeited on such date.

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

The valuation model for the Performance-Based Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2012	32.1% - 33.0%	0%	0.56% - 0.85%
2013	35.0%	0%	0.42%
2014	39.4%	0%	0.69%

During 2014 and 2013, the Company recorded share-based compensation expense related to the TSR Awards of $4.0 million and $3.1 million, respectively. There was unrecognized compensation expense for TSR Awards of approximately $4.5 million at December 31, 2014, which is expected to be recognized over a weighted-average period of 1.8 years. The following table summarized changes in non-vested TSR Awards for the periods presented:

	2014		2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of period	340,166	$15.91	—	$—
Granted	487,819	13.32	354,517	15.91
Vested	(63,387)	15.91	—	—
Forfeited	—	—	(14,351)	15.91
Non-vested, end of period	764,598	$14.26	340,166	$15.91

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented, (in thousands):

	December 31,
	2014	2013
Asset retirement obligations at beginning of period	$31,989	$19,155
Additional liability incurred / acquired	144	2,165
Accretion expense	2,576	1,327
Liabilities settled	(1,282)	(1,573)
Revisions to previous estimates	(2,087)	10,915
Asset retirement obligations at end of period	31,340	31,989
Less: current asset retirement obligations	(327)	(1,825)
Long-term asset retirement obligations	$31,013	$30,164

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

The Company utilizes fixed price swaps, basis swaps, option contracts and two- and three-way collars. These instruments generally entitle Resolute (the floating price payer in most cases) to receive settlement from the counterparty (the fixed price payer in most cases) for each calculation period in amounts, if any, by which the settlement price for the scheduled trading days applicable to each calculation period is less than the fixed strike price or floor price. The Company would pay the counterparty if the settlement price for the scheduled trading days applicable to each calculation period exceeds the fixed strike price or ceiling price. The amount payable by Resolute, if the floating price is above the fixed or ceiling price, is the product of the notional contract quantity and the excess of the floating price over the fixed or ceiling price per calculation period. The amount payable by the counterparty, if the floating price is below the fixed or floor price, is the product of the notional contract quantity and the excess of the fixed or floor price over the floating price per calculation period. A three-way collar consists of a two-way collar contract combined with a put option contract sold by the Company with a strike price below the floor price of the two-way collar. The Company receives price protection at the purchased put option floor price of the two-way collar if commodity prices are above the sold put option strike price. If commodity prices fall below the sold put option strike price, the Company receives the cash market price plus the variance between the two put option strike prices. This type of instrument captures more value in a rising commodity price environment, but limits the benefits in a downward commodity price environment. Basis swaps, when used in connection with fixed price swaps, fix the price differential between the NYMEX commodity price and the index price at which the production is sold.

As of December 31, 2014, the fair value of the Company’s commodity derivatives was a net asset of $112.6 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of December 31, 2014:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
Jan – Dec 2015	5,600	$86.80	12,600	$3.635
Jan – Dec 2016	6,500	$80.42	—	$—

The following table represents Resolute’s two-way commodity collar contracts as of December 31, 2014:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
Jan – Dec 2015	1,000	$84.17	$92.10

The following table represents Resolute’s three-way gas collar contracts as of December 31, 2014:

	Gas (NYMEX Henry Hub)
		Weighted Average Short Put	Weighted Average Floor	Weighted Average Ceiling
Remaining Term	MMBtu per Day	Price per MMBtu	Price per MMBtu	Price per MMBtu
Jan – Mar 2015	5,000	$3.75	$4.50	$5.55

Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty for financial reporting purposes. See Note 10 for the location and fair value amounts of Resolute’s commodity derivative instruments reported in the consolidated balance sheets at December 31, 2014 and 2013.

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of income (in thousands):

	2014	2013	2012
Other income (expense):
Commodity derivative settlements	$(4,988)	$(35,812)	$(22,920)
Mark-to-market gain	123,129	20,476	28,096
Commodity derivative instruments gain (loss)	$118,141	$(15,336)	$5,176

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

The maximum amount of loss in the event of all counterparties defaulting is $112.6 million as of December 31, 2014, due to the set off provisions noted above.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level 3 – Significant inputs to the valuation model are unobservable.

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

As of December 31, 2014, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its options. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.

The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2014 and December 31, 2013 (in thousands):

	Level 2
	December 31, 2014	December 31, 2013
Assets
Derivative instruments, current	$72,753	$1,378
Derivative instruments, long term	39,799	—
Total assets	$112,552	$1,378
Liabilities
Derivative instruments, current	$—	$11,955
Derivative instruments, long term	—	—
Total liabilities	$—	$11,955

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

Future minimum CO2 purchase commitments as of December 31, 2014, under this purchase agreement, based on prices and volumes in effect at December 31, 2014, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2015	$13,499
2016	12,408
2017	561
Total	$26,468

Operating Leases

For 2014, 2013 and 2012, month-to-month office facilities rental payments charged to expense were approximately $1.6 million, $2.0 million and $1.5 million, respectively. The Company is also party to several field equipment and compressor leases used in the CO2 project as well as various vehicle lease agreements. For 2014, 2013 and 2012, the Company’s net rental expense related to these leases was $2.6 million, $2.9 million and $2.6 million, respectively.

Future payments for the Company’s office facilities, equipment leases and vehicle leases under these operating lease agreements, as of December 31, 2014, are as follows (in thousands):

Year	Office Lease Rentals	Field Equipment Rentals	Vehicle Lease Rentals	Total
2015	$1,525	$2,094	$1,220	$4,839
2016	1,764	1,637	677	4,078
2017	1,700	1,473	358	3,531
2018 and thereafter	5,950	245	82	6,277
Total	$10,939	$5,449	$2,337	$18,725

Escrow Funding Agreement

Under the terms of Resolute’s predecessor Company’s purchase of working interests in Greater Aneth from ExxonMobil Corporation (the “ExxonMobil Properties”) in 2006, Resolute and NNOGC were required to fund an escrow account sufficient to complete abandonment, well plugging, site restoration and related obligations arising from ownership of the acquired interests. The contribution net to the Company’s working interest, is included in “other assets: restricted cash” in the consolidated balance sheets at December 31, 2014 and 2013. The Company is required to make additional deposits to the escrow account annually. From 2015 through 2016, Resolute must fund approximately $1.6 million per year. In years after 2016, the Company must fund additional payments averaging approximately $0.9 million per year until 2031. Total contributions from the date of acquisition through 2031 will aggregate $26.0 million. Annual interest earned in the escrow account, if any, becomes part of the balance and reduces the payment amount required for funding the escrow account each year. As of December 31, 2014, the Company has funded the 2014 annual contractual amount of approximately $1.6 million required to meet its future obligation.

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

Note 12 — Supplemental Oil and Gas Information (unaudited)

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

Costs incurred during 2014, 2013 and 2012 related to oil and gas property acquisition, exploration and development activities, including the fair value of oil and gas properties acquired are summarized as follows (in thousands):

	2014	2013	2012
Acquisition costs
Proved	$—	$155,958	$166,951
Unproved	7,007	121,362	125,059
Exploration costs	111,769	150,072	120,570
Development costs*	50,291	97,308	100,579
Total	$169,067	$524,700	$513,159

*Includes $16.3 million, $20.0 million and $16.2 million of acquired CO2 during 2014, 2013 and 2012, respectively.

Capitalized Costs of Oil and Gas Properties

Net capitalized costs related to Resolute’s oil and gas producing activities at December 31, 2014 and December 31, 2013 were as follows (in thousands):

	2014	2013
Proved oil and gas properties	$1,706,847	$1,544,942
Unevaluated oil and gas properties, not subject to amortization	270,375	274,420
Accumulated depletion, depreciation and amortization	(738,979)	(491,279)
Oil and gas properties, net	$1,238,243	$1,328,083

Oil and Gas Reserve Quantities

The reserve data as of December 31, 2014 was prepared by Resolute. Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers, audited all properties. Users of this information should be aware that the process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions to be made in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure reserves estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Presented below is a summary of the changes in estimated reserves (in thousands):

				Oil Equivalent
	Oil (Bbl)	Gas (MMcf)	NGL (Bbl)	(Boe)(1)
Proved reserves as of January 1, 2012	52,841	35,157	6,097	64,798
Purchase of minerals in place	9,463	10,375	2,182	13,374
Production	(2,773)	(3,567)	(41)	(3,409)
Extensions, discoveries and other additions (2)	4,115	3,400	243	4,924
Sales of minerals in place	(2,391)	(735)	(203)	(2,717)
Revisions of previous estimates	1,302	3,091	(14)	1,804
Proved reserves as of December 31, 2012	62,557	47,721	8,264	78,774
Purchase of minerals in place	4,592	10,821	1,422	7,818
Production	(3,499)	(4,565)	(207)	(4,467)
Extensions, discoveries and other additions (2)	4,038	6,128	746	5,805
Sales of minerals in place	(5,124)	(3,379)	(219)	(5,906)
Revisions of previous estimates (3)	(15,053)	(14,337)	(5,189)	(22,630)
Proved reserves as of December 31, 2013	47,511	42,389	4,817	59,394
Purchase of minerals in place	—	—	—	—
Production	(3,489)	(6,942)	—	(4,647)
Extensions, discoveries and other additions (2)	25,756	10,128	1,357	28,800
Sales of minerals in place	(215)	(26)	(5)	(224)
Revisions of previous estimates	(5,848)	(8,751)	(1,799)	(9,105)
Proved reserves as of December 31, 2014	63,715	36,798	4,370	74,218
Proved developed reserves:
As of December 31, 2014	34,359	25,775	2,791	41,446
As of December 31, 2013	38,791	29,488	3,136	46,842
As of December 31, 2012	39,288	25,568	2,668	46,217
Proved undeveloped reserves:
As of December 31, 2014	29,356	11,023	1,579	32,772
As of December 31, 2013	8,720	12,901	1,681	12,552
As of December 31, 2012	23,268	22,153	5,596	32,557

1)

In accordance with SEC and Financial Accounting Standards Board (“FASB”) requirements, our estimated net proved reserves and standardized measure at December 31, 2014 and 2013, utilized prices (subsequently adjusted for quality and basis differentials) of an average NYMEX West Texas Intermediate oil price of $94.99 and $96.94 per Bbl for the Aneth Properties and Plains Marketing, L.P. West Texas Intermediate oil price of $91.48 and $93.42 per Bbl for the Permian and Wyoming Properties, and an average Henry Hub spot marketing gas price of $4.35 and $3.67 per one MMBtu of gas, respectively. At December 31, 2012, we used an average NYMEX West Texas Intermediate oil price of $94.71 per Bbl, and an average Henry Hub spot market gas price of $2.76 per MMBtu.

2)

Extensions, discoveries and other additions in 2014 are primarily associated with reinstatement of CO2 enhanced recovery projects that were removed for year-end 2013 reporting to comply with the SEC five-year rule pertaining to undeveloped reserves. Approximately 21.1 MMBoe have been reinstated as proved undeveloped all comprised of four named CO2 injection projects identified in the Aneth Field Properties: 8.9 MMBoe for Aneth Unit Phase 4 CO2 injection, 3.0 MMBoe for McElmo Unit DCIIC CO2 injection, 4.9 MMBoe for Ratherford DCIA CO2 injection and 4.3 MMBoe for Ratherford DCIIC CO2 injection. Additionally, the Permian and Powder River Basin properties held active drilling programs in 2014 resulting in 1.7 MMBoe added to proved developed producing from successful drilling of non-proved locations. Furthermore, these successful wells created additional proved undeveloped offset locations carrying 6.0 MMBoe reserves.

3)

Decreases in proved reserves associated with revisions of previous estimates resulted from management’s decision to allocate more of its 2014 capital expenditures towards exploitation drilling of higher expected rates-of-return horizontal wells in the Permian Basin and less capital towards development projects in Aneth Field. Deferral of these projects to 2015 and beyond decreased proved undeveloped reserves by approximately 25 MMBoe, as these projects were no longer expected to be converted to developed reserves within five years after their initial recognition as proved reserves as required under SEC rules, offset by approximately 3 MMBoe converted to proved developed during 2013. The deferred will be again eligible as proved undeveloped reserves in the future, at such time as management adopts a definitive plan to complete the projects.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

The following summarizes the policies used in the preparation of the accompanying oil and gas reserves disclosures, standardized measures of discounted future net cash flows from proved oil and gas reserves and the reconciliations of standardized measures at December 31, 2014. The information disclosed is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to Resolute’s interest in oil and gas properties as of December 31, 2014. Proved reserves are estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

	December 31,
	2014	2013	2012
	(in thousands)
Future cash inflows	$5,858,000	$4,647,000	$5,983,000
Future production costs	(2,719,000)	(2,050,000)	(2,678,000)
Future development costs	(1,008,000)	(547,000)	(832,000)
Future income taxes	(412,000)	(398,000)	(645,000)
Future net cash flows	1,719,000	1,652,000	1,828,000
10% annual discount for estimated timing of cash flows	(886,000)	(759,000)	(956,000)
Standardized measure of discounted future net cash flows	$833,000	$893,000	$872,000

The principal sources of change in the standardized measure of discounted future net cash flows are:

	December 31,
	2014	2013	2012
	(in thousands)
Standardized measure, beginning of year	$893,000	$872,000	$816,000
Sales of oil and gas produced, net of production costs	(196,000)	(206,000)	(157,000)
Net changes in prices and production costs	(191,000)	61,000	(201,000)
Purchases of minerals in place	—	106,000	205,000
Sales of minerals in place	(6,000)	(84,000)	(49,000)
Previously estimated development costs incurred during the year	49,000	89,000	102,000
Extensions, discoveries and improved recovery	207,000	111,000	105,000
Changes in estimated future development costs	(13,000)	(64,000)	(102,000)
Revisions of previous quantity estimates	(16,000)	(203,000)	39,000
Accretion of discount	89,000	79,000	77,000
Net change in income taxes	44,000	67,000	72,000
Changes in timing and other	(27,000)	65,000	(35,000)
Standardized measure, end of year	$833,000	$893,000	$872,000

Note 13 — Quarterly Financial Data (unaudited)

The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2014 and 2013 (in thousands except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Year Ended December 31, 2014:
Revenue	$90,878	$88,459	$84,102	$65,932
Operating expenses	(79,803)	(81,527)	(81,384)	(199,331)
Income (loss) from operations	11,075	6,932	2,718	(133,399)
Net income (loss)	(3,548)	(16,120)	14,966	(17,148)
Earnings (loss) per common share:
Basic	$(0.05)	$(0.22)	$0.20	$(0.23)
Diluted	$(0.05)	$(0.22)	$0.20	$(0.23)
Weighted average common shares outstanding:
Basic	73,540	73,843	73,886	73,917
Diluted	73,540	73,843	74,050	73,917

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Year Ended December 31, 2013:
Revenue	$78,897	$89,116	$89,085	$92,681
Operating expenses	(68,885)	(74,389)	(70,055)	(270,318)
Income from operations	10,012	14,727	19,030	(177,637)
Net income (loss)	(3,049)	9,023	(2,674)	(117,106)
Earnings (loss) per common share:
Basic	$(0.05)	$0.14	$(0.04)	$(1.60)
Diluted	$(0.05)	$0.14	$(0.04)	$(1.60)
Weighted average common shares outstanding:
Basic	59,802	66,782	73,100	73,123
Diluted	59,802	66,782	73,100	73,123