Form 10-K/A
period 2014-12-31
Resolute Energy Corp
filed 2015-04-30
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 27, 2015, 77,612,287 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

The following documents are incorporated by reference herein: None.

RESOLUTE ENERGY CORPORATION

Amendment No. 1 to Annual Report on Form 10-K

For the year ended December 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Form 10-K”), filed by Resolute Energy Corporation (the “Company,” “we” or “us”) on March 5, 2015.  We are filing this Amendment to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  We are filing this Amendment because we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2014.

In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including with this Amendment certain currently dated certifications and, therefore, we are amending Part IV solely for that purpose.  Except as described above, no other amendments are being made to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth certain information as of April 30, 2015, regarding the composition of the Board, including the term of each director.

Name	Age	Position	Director Since	Current Term to Expire
Nominees
Class III
Nicholas J. Sutton	70	Chairman and Chief Executive Officer	2009	2015
Thomas O. Hicks, Jr.	37	Director	2009	2015
Gary L. Hultquist	71	Director	2014	2015

Other Directors
Class I
James E. Duffy	64	Director	2009	2016
William K. White	73	Director	2014	2016

Class II
James M. Piccone	64	President and Director	2009	2017

Nicholas J. Sutton has been Chairman of the Board and Chief Executive Officer of the Company since the Company’s formation in July 2009.  Mr. Sutton has been the Chief Executive Officer of, and previously served on the board of managers of, Resolute Natural Resources Company, LLC and related companies and of Resolute Holdings since their founding in 2004.  Mr. Sutton was a co-founder, Chairman and Chief Executive Officer of HS Resources, an NYSE-listed company, from 1987 until the company’s acquisition by Kerr-McGee Corporation in late 2001.  From 2002 until the formation of Resolute Holdings in 2004, Mr. Sutton was a director of Kerr-McGee Corporation.  From 2006 until 2014, Mr. Sutton served as a director of Tidewater, Inc.  He also is a member of the Society of Petroleum Engineers and of the American Association of Petroleum Geologists and of the California Bar Association (inactive status).  In determining Mr. Sutton’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in the oil and gas industry, his track record in growing public oil and gas companies, including managing acquisition programs, as well as his role in the founding of Resolute Holdings, as well as his experience in serving on the boards of directors of other public companies in the oil and gas industry.  In addition, Mr. Sutton has degrees in engineering and law, and has attended the Harvard Owner/President Management program, giving him expertise in many of the areas of importance to the Company.

Thomas O. Hicks, Jr. was elected to the Board in September 2009.  Mr. Hicks has been a member of the Corporate Governance/Nominating Committee since September 25, 2009.  Between September 25, 2009 and December 15, 2009, he was also a member of the Compensation Committee.  Mr. Hicks has served as a vice president of Hicks Holdings LLC since its inception in 2005.  He was a vice president of Hicks Acquisition Company I, Inc. from February 2007 through September 2009 and was its secretary from August 2007 to September 2009.  He also served as Secretary and Vice President of Hicks Acquisition Company II, Inc. from October 2010 to July 2011.  Hicks Holdings LLC is a Dallas-based family holding company for the Hicks family and a private investment firm which owns and manages real estate assets and makes corporate acquisitions.  Mr. Hicks has been a director of Drilling Tools International Holdings, Inc. since January 2012 and served as a director of Carol’s Daughter Holding, LLC from April 2014 to November 2014.  In 2004 and 2005, Mr. Hicks served as Director, Corporate and Suite Sales, for the Texas Rangers Baseball Club.  From 2001 to 2003, Mr. Hicks was an analyst at Greenhill & Co. LLC, a New York-based merchant banking firm.  From May 2010 to August 2010, Mr. Hicks served as Executive Vice President of Texas Rangers Baseball Partners, Rangers Equity Holdings, L.P. and Rangers Equity Holdings GP, LLC.  On May 24, 2010, Texas Rangers Baseball Partners filed a voluntary petition for bankruptcy and on May 28, 2010, a group of creditors filed an involuntary bankruptcy petition against Rangers Equity Holdings, L.P. and Rangers Equity Holdings GP, LLC.  In determining Mr. Hicks’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in sales, banking and management.

Gary L. Hultquist was appointed to the Board in February 2014.  Mr. Hultquist has been a member of the Compensation Committee and the Corporate Governance/Nominating Committee since February 2014, and a member of the Audit Committee since March 2015.  Mr. Hultquist has been a Director of NYSE-listed Kinder Morgan, Inc. (KMI) since December 2014.  Prior to the merger of KMI and Kinder Morgan Energy Partners, L.P. (KMP) in November 2014 (the “Merger”), Mr. Hultquist had been a Director of Kinder Morgan G.P., Inc., the General Partner of KMP, since 1999, where he served as Lead Independent Director, Chair of the Compensation Committee and Member of the Audit Committee and Nominating and Governance Committee.  He also served as Chair of the Special Committee of Independent Directors of KMP for the $77 billion Merger.  Since 1986, he has been an international investment banker and strategic advisor, to public and private company clients in the U.S., Europe and Asia, handling corporate financings, mergers and acquisitions.  He is currently a Managing Director of Viant Capital, LLC, an investment banking firm in San Francisco, specializing in energy and technology.  From 1995 to 1997, Mr. Hultquist also served on the board of directors and as chair of the audit committee of OnTrak Systems, Inc. during its IPO and subsequent merger with NASDAQ-listed Lam Research for over $400 million.  He also served as board member and advisor to Rodel, Inc. during its acquisition by Rohm and Haas.  Mr. Hultquist holds securities licenses 7, 63 and 24 (General Securities Principal) from FINRA and is a member of the California Bar Association.  Mr. Hultquist practiced law in California for over 13 years.  Mr. Hultquist has also served on the boards of directors of several private companies.  He received his B.S. Degree in Accounting-Finance from Northwest Missouri State University, a J.D. degree from the University of Missouri Law School and attended the George Washington University Law School’s LLM in Taxation program.  In determining Mr. Hultquist’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in the legal and finance aspects of the oil and gas industry.

James E. Duffy was elected to the Board in September 2009.  Mr. Duffy has been a member of the Compensation and Audit Committees since September 25, 2009, and between September 25, 2009 and December 15, 2009, was also a member of the Corporate Governance/Nominating Committee.  He is a co-founder and, since 2003, Chairman of ReadyMax, Inc. (f/k/a StreamWorks Products Group, Inc.), a private consumer products development company that manufactures products for the industrial safety, specialty tool and outdoor recreation industries.  From 1990 to 2001, he served as Chief Financial Officer and director of HS Resources until its sale to Kerr-McGee Corporation.  Prior to that time, he served as Chief Financial Officer and Director of a division of Tidewater, Inc.  He was also a general partner in a boutique investment banking business specializing in the oil and gas business, and began his career with Arthur Young & Co. in San Francisco.  He is a certified public accountant.  In determining Mr. Duffy’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in oil and gas finance, accounting and banking, as well as his position as chief financial officer of two public oil and gas companies and his service as an audit manager for a major accounting firm with engagement responsibility for public and private entities.

William K. White was elected to the Board in April 2014.  Mr. White has been a member of the Compensation Committee and the Corporate Governance/Nominating Committee since April 28, 2014, and a member of the Audit Committee since March 2015.  He has been a Director of the General Partner of Eagle Rock Partners, L.P. since October 2006, serves as Chairman of the Audit Committee and was appointed to the Compensation Committee effective February 7, 2012.  Mr. White also serves as the Audit Committee financial expert.  Mr. White is a retired oil and gas executive.  From May 2005 to September 2007, he served as an independent Director and member of the Audit and Compensation Committees of the Board of Directors of Teton Energy Corporation, a public company.  From July 2008 through December 2008, Mr. White served as independent Director, Audit Committee Chairman and member of the Compensation Committee of CRC-Evans International, Inc., an affiliate of a portfolio company of Natural Gas Partners (“NGP”).  In December 2012, Mr. White joined the Board of Directors of NGP Capital Resource Company as an Independent Director where he also served on the Compensation, Audit, Conflicts and Nominating and Governance

Committees.  In the fourth quarter of 2014, NGP Capital Resource Company changed investment managers and Mr. White, along with the existing directors, resigned from the Board of Directors as part of the transaction.  From September 1996 to November 2002, Mr. White was Vice President, Finance and Administration and Chief Financial Officer for Pure Resources, Inc., an NYSE-listed independent oil and gas producer.

James M. Piccone has been the President and a member of the Board since the Company’s formation in July 2009.  He was also General Counsel and Secretary of the Company from its formation in July 2009 until July 2010.  Mr. Piccone has served as president of various Company subsidiaries and affiliates collectively referred to as “Predecessor Resolute”), and of Resolute Holdings, LLC (“Resolute Holdings”), since the formation of these entities beginning in 2004.  He also served as general counsel and secretary of each of these entities until July 2010 and as a member of the board of managers of certain of these entities.  From January 2002 until January 2004, Mr. Piccone was executive vice president and general counsel for Aspect Energy, LLC, a private oil and gas company.  He also served as a contract attorney for Aspect Energy from October 2001 until January 2002.  Mr. Piccone served as vice president — general counsel and Secretary of HS Resources, Inc. from May 1995 until the acquisition of HS Resources by Kerr-McGee Corporation in August 2001.  Currently, Mr. Piccone is a director of Western Energy Alliance.  He is admitted to the practice of law in Colorado and is a member of local and national bar associations.  In determining Mr. Piccone’s qualifications to serve on our Board of, the Board has considered, among other things, his management and legal expertise, his knowledge of the oil and gas industry and the role he played in the success of HS Resources and Resolute Holdings, including his role in the September 25, 2009 business combination with Hicks Acquisition Company I, Inc. (the “Resolute Transaction”).

Executive Officers

The following table sets forth certain information as of April 30, 2015, regarding the current executive officers of the Company.

Name	Age	Position
Nicholas J. Sutton	70	Chairman and Chief Executive Officer
James M. Piccone	64	President and Director
Richard F. Betz	53	Executive Vice President and Chief Operating Officer
Theodore Gazulis	60	Executive Vice President and Chief Financial Officer
Michael N. Stefanoudakis	44	Senior Vice President, General Counsel and Secretary
Bob D. Brady, Jr.	57	Vice President, Operations
James A. Tuell	55	Vice President and Chief Accounting Officer

Nicholas J. Sutton — See “— Board of Directors” above for Mr. Sutton’s biography.

James M. Piccone — See “— Board of Directors” above for Mr. Piccone’s biography.

Richard F. Betz has been Executive Vice President and Chief Operating Officer since March 2012, was Senior Vice President, Strategy and Planning of the Company from September 2009 to March 2012, and was Vice President — Business Development of the Company from July 2009 to September 2009.  He has been Vice President, Business Development of Predecessor Resolute and Resolute Holdings since their founding in 2004. From September 2001 to January 2004, Mr. Betz was involved in various financial consulting activities related to the energy industry.  Prior to that, Mr. Betz spent 17 years with Chase Securities and successor companies, where he was involved primarily in oil and gas corporate finance.  Mr. Betz was a Managing Director in the oil and gas investment banking coverage group with primary responsibility for mid-cap exploration and production companies as well as leveraged finance and private equity.  In that capacity, Mr. Betz worked with the HS Resources management team for approximately twelve years.  Mr. Betz received a B.S. in Finance from Villanova University and an MBA from the Wharton School at the University of Pennsylvania.

Theodore Gazulis has been Executive Vice President and Chief Financial Officer (“CFO”) since March 2012, was Senior Vice President and Chief Financial Officer of the Company from September 2009 to March 2012, and was Vice President of Finance,

Chief Financial Officer and Treasurer of the Company from July 2009 to September 2009.  He had been Vice President — Finance, Chief Financial Officer, Treasurer and Assistant Secretary of Predecessor Resolute and Resolute Holdings since their founding in 2004.  Mr. Gazulis served as a Vice President of HS Resources from 1984 until its merger with Kerr-McGee Corporation in 2001.  Mr. Gazulis had primary responsibility for HS Resources’ capital markets activity and for investor relations and information technology.  Subsequent to HS Resources’ acquisition by Kerr-McGee Corporation and prior to the formation of Predecessor Resolute, Mr. Gazulis was a private investor and also undertook assignments with two privately-held oil and gas companies.  Prior to joining HS Resources, he worked for Amoco Production Company and Sohio Petroleum Company.  Mr. Gazulis received an AB with Distinction from Stanford University and an MBA from the UCLA Anderson Graduate School of Management.  Mr. Gazulis is a member of the American Association of Petroleum Geologists.

Michael N. Stefanoudakis has been Senior Vice President, Secretary and General Counsel of the Company since July 1, 2010.  From April 2009 until June 2010, Mr. Stefanoudakis served as Senior Vice President, Secretary and General Counsel of StarTek, Inc., an NYSE listed company in the business processing outsourcing industry.  From 2006 to 2008, Mr. Stefanoudakis was Vice President and General Counsel at BioFuel Energy Company, a NASDAQ-listed company in the ethanol production industry.  From 2004 to 2006, Mr. Stefanoudakis served as Vice President and General Counsel of Patina Oil & Gas Corporation, an NYSE listed oil and gas exploration company, until its merger with Noble Energy, Inc.  Prior to his public company experience, Mr. Stefanoudakis spent eight years as a practicing attorney, most recently at the legal firm Hogan & Hartson LLP (now Hogan Lovells).  Mr. Stefanoudakis graduated from the University of San Diego with a B.A. in Economics in 1993 and from Harvard Law School with a J.D. in 1996.  He is admitted to the practice of law in Colorado and is a member of local, state and national bar associations.

Bob D. Brady, Jr. has been Vice President, Operations of the Company since June 1, 2010.  From March 1, 2006 until May 31, 2010, Mr. Brady served as the Company’s Operations Manager.  Mr. Brady previously served as Drilling Manager and Engineer for El Paso Production Company and Medicine Bow Energy Corporation (acquired by El Paso) from February 2004 until March 2006.  Mr. Brady was Vice President of Engineering and Operations for Double Eagle Petroleum Company from April 2002 until February 2004.  Prior to working for Double Eagle, Mr. Brady was Operations Manager for Prima Oil & Gas Company from November 2000 until April 2002.  Prior to working for Prima, Mr. Brady was Vice President of Engineering and Operations for Evergreen Operating Company.  He has over 30 years’ experience in natural gas and oil industry operations.  He graduated from the Colorado School of Mines in 1984 with a Bachelor of Science degree in Petroleum Engineering.  He has been a member of the Society of Petroleum Engineers since 1982.

James A. Tuell has been Vice President and Chief Accounting Officer of the Company since June 1, 2010.  From December 2009 until May 31, 2010, Mr. Tuell served as the Company’s Interim Chief Accounting Officer.  Prior to joining Resolute, Mr. Tuell owned and operated an accounting and finance consultancy which served Resolute and numerous other independent energy companies from January 2009 through December 2009 and from July 2001 to February 2004.  Mr. Tuell served as a director of Infinity Energy Resources, Inc. from April 2005 until June 2008.  He also served in various officer capacities with Infinity Energy Resources, Inc. from March 2005 through August 2007, including as President, Chief Operating Officer, Chief Executive Officer, principal financial and accounting officer and Executive Vice President.  Mr. Tuell also served as President of Infinity Oil & Gas of Wyoming, Inc. and Infinity Oil and Gas of Texas, Inc., wholly-owned subsidiaries of Infinity Energy Resources, Inc., from February 2004 and June 2004, respectively, until May 2007.  From 1996 through July 2001, Mr. Tuell served as Controller and Chief Accounting Officer of Basin Exploration, Inc. From 1994 through 1996, he served as Vice President and Controller of Gerrity Oil & Gas Corporation.  Mr. Tuell was employed by the independent accounting firm of Price Waterhouse from 1981 through 1994, most recently as a Senior Audit Manager.  He earned a B.S. in accounting from the University of Denver and is a certified public accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock.  To our knowledge, based solely on a review of the copies of such reports available to us and written representations from our executive officers and directors that no other reports were required, we believe that all reporting obligations of our officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the year ended December 31, 2014.

CORPORATE GOVERNANCE

General

The Company’s business is managed under the direction the Board.  In connection with its oversight of the Company’s operations and governance, the Board has adopted, among other things, the following:

•	Corporate Governance Guidelines to implement certain policies regarding the governance of the Company;
•	a Code of Business Conduct and Ethics to provide guidance to directors, officers and employees with regard to certain ethical and compliance issues;
•	Charters of the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee of the Board;
•	an Insider Trading Policy to facilitate compliance with insider trading regulations;
•

an Audit Committee Whistleblower Policy (i) to allow directors, officers and employees to make confidential anonymous submissions regarding concerns with respect to accounting or auditing matters and (ii) which provides for the receipt of complaints regarding accounting, internal controls or auditing; and

•

a Stockholder and Interested Parties Communications Policy pursuant to which holders of our securities and other interested parties can communicate with the Board, Board Committees and/or individual directors.

Other than the Insider Trading Policy, each of these documents can be viewed on the Company’s website, at www.resoluteenergy.com, under the “Investor Relations” tab, subheading “Corporate Governance.”  The Company’s website and the information contained on or connected to its website are not incorporated by reference herein and its web address is included as an inactive textual reference only.  Copies of the foregoing documents and disclosures are available without charge to any person who requests them.  Requests should be directed to Resolute Energy Corporation, Attn: Secretary, 1700 Lincoln Street, Suite 2800, Denver, Colorado 80203.

The Board meets regularly to review significant developments affecting the Company and to act on matters requiring its approval.  The Board held nine meetings in 2014 and acted twice by written consent.  No director attended fewer than 75% of the total number of meetings of the Board and committees on which he served during his period of service in 2014.

Directors are encouraged, but not required, to attend the Company’s annual stockholders’ meetings.  Messrs. Sutton and Piccone attended the 2014 annual stockholders’ meeting, and Mr. White participated telephonically.

Director Independence

Under the rules of the NYSE, a majority of the members of the Board and all of the members of certain committees must be composed of “independent directors,” as defined in the rules of the NYSE.  In general, an “independent director” is a person other than an officer or employee of the Company or any other individual who has a relationship, which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Additional independence and qualification requirements apply to our directors serving on certain committees.  As discussed under “—Board Committees,” the Company has standing Audit, Compensation and Corporate Governance/Nominating Committees, each of which is composed entirely of independent directors, under each of the applicable standards.  The Board has determined that, other than Messrs. Sutton and Piccone, each member of the Board is independent under the NYSE rules.  In making that determination, the Board considered (i) the relationship of Mr. Hicks with Hicks Holdings LLC, a stockholder of the Company and affiliate of the sponsor of our 2009 public merger transaction and (ii) the investment by several of the Company’s executive officers in ReadyMax, Inc., a company of which Mr. Duffy is the Chairman, a co-founder and a stockholder, in an aggregate interest of less than 10% of the outstanding shares of such company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has been an officer or employee of the Company.  None of the Company’s executive officers serves as a member of the Board or the compensation committee of any entity that has one or more executive officers serving on the Board, or on the Compensation Committee of the Board.

Board Committees

The composition and primary responsibilities of the Audit Committee, the Compensation Committee and the Corporate Governance/Nominating Committee are described below.

Audit Committee

The Company has a separately designated Audit Committee, the members of which are Messrs. Hultquist, Duffy and White, with Mr. White serving as Chairman.  The primary function of the Audit Committee is to assist the Board in its oversight of the Company’s financial reporting process.  Among other things, the committee is responsible for reviewing and selecting our independent registered public accounting firm and reviewing our accounting practices and policies, and to serve as an independent and objective party to monitor the financial reporting process.  The Board has determined that each of Messrs. Hultquist, Duffy and White qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K and that each member of the committee is independent under applicable NYSE rules and for purposes of SEC Rule 10A-3, and “financially literate” for purposes of applicable NYSE rules.  See “— Board of Directors” for a summary of the business experience of each member of the committee.  During 2014, the Audit Committee held six meetings.

Compensation Committee

The Company has a separately designated Compensation Committee, which currently consists of Messrs. Duffy, Hultquist and White, with Mr. Duffy serving as Chairman.  Mr. Hultquist has been appointed by the Board to succeed Mr. Duffy as the Chairman of the Compensation Committee effective upon the date of the Annual Meeting (assuming Mr. Hultquist is re-elected at the Annual Meeting).  The Compensation Committee’s primary function is to discharge the Board’s responsibilities relating to the compensation of our Chief Executive Officer and to make recommendations to the Board regarding the compensation of our other executive officers.  Among other things, the committee reviews and approves corporate goals and objectives for setting Chief Executive Officer compensation, evaluates the performance of the Chief Executive Officer in light of those goals and objectives and sets the compensation of the Chief Executive Officer.  In February 2012, the Compensation Committee engaged Longnecker and Associates (“L&A”) as its independent compensation consultant and L&A remains in that capacity currently.  The Board has determined that each member of the committee is (i) independent under applicable NYSE rules, (ii) a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and (iii) an “outside director” as defined in Section 162(m) of the Internal Revenue Code (the “Code”).  During 2014, the Compensation Committee held five meetings.

Corporate Governance/Nominating Committee

The Company has a separately designated Corporate Governance/Nominating Committee, the current members of which are Messrs. Hicks, Hultquist and White, with Mr. Hicks serving as Chairman.  The primary function of the Corporate Governance/Nominating Committee is (i) to assist the Board with identifying, evaluating and recommending to the Board qualified candidates for election or appointment to the Board, (ii) reviewing, evaluating and recommending changes to the Company’s corporate governance guidelines and (iii) monitoring and overseeing matters of corporate governance, including the evaluation of Board and management performance and the “independence” of directors.  The Board has determined that each member of the committee is independent under applicable NYSE rules.  During 2014, the Corporate Governance/Nominating Committee held five meetings and acted twice by written consent.

Director Nominations

The charter of the Corporate Governance/Nominating Committee provides that director candidates recommended by security holders will be considered on the same basis as candidates recommended by other persons.  A security holder who wishes to recommend a candidate should send complete information regarding the candidate to Resolute Energy Corporation, Attn: Secretary, 1700 Lincoln Street, Suite 2800, Denver, Colorado 80203.  The information provided with respect to the nominee should include five years of professional background, academic qualifications, whether the nominee has been subject to any legal proceedings in the past ten years, the relationship between the security holder and the nominee, and any other specific experience, qualifications, attributes or skills that qualify the nominee for the Board.  The committee will assess each candidate, including candidates recommended by security holders, by evaluating all factors it considers appropriate, which may include career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge.  The charter provides that nominees must meet certain minimum qualifications.  In particular, a nominee must:

•	have displayed the highest personal and professional ethics, integrity and values and sound business judgment;
•

be highly accomplished in his or her field, with superior credentials and recognition and broad experience at the administrative or policy-making level in business, government, education, technology or public interest;

•	have relevant expertise and experience and be able to offer guidance and advice to the chief executive officer based on that expertise and experience;
•	with respect to a majority of directors, be independent and able to represent all stockholders and be committed to enhancing long term stockholder value; and
•	have sufficient time available to devote to the activities of the Board and to enhance his or her knowledge of the Company’s business.

The committee does not have a formal policy with respect to the consideration of diversity when assessing director nominees, but considers diversity as part of its overall assessment of the Board’s functioning and needs.   The committee has retained Preng & Associates, a search firm, to assist it in identifying potential Board candidates although there is no active search for additional directors proceeding currently.

Non-Management Sessions

The Board generally schedules regular executive sessions involving exclusively non-management directors, as required by NYSE rules, at the time of each in-person board meeting.  Our Lead Independent Director presides at all such executive sessions.  Mr. Duffy is our current Lead Independent Director.

Stockholder and Interested Parties Communications Policy

In recognition of the importance of providing all interested parties, including but not limited to, the holders of Resolute securities, with the ability to communicate with members of the Board, including non-management directors, the Board has adopted a Stockholder and Interested Parties Communications Policy, a copy of which is available on our website at www.resoluteenergy.com.  Pursuant to the policy, interested parties may direct correspondence to the Board, or to any individual director and the Lead Independent Director by mail to the following address: Resolute Energy Corporation, Attn: Lead Independent Director, 1700 Lincoln Street, Suite 2800, Denver, CO 80203.

Communications should not exceed 1,000 words in length and should indicate (i) the type and amount of Resolute securities held by the person submitting the communication, if any, and/or the nature of the person’s interest in Resolute, (ii) any personal interest the person has in the subject matter of the communication and (iii) the person’s mailing address, e-mail address and telephone number.  Unless the communication relates to an improper topic (e.g., it contains offensive content or advocates that we engage in illegal activities) or it fails to satisfy the procedural requirements of the policy, we will deliver it to the person(s) to whom it is addressed.

Board Leadership Structure and Risk Management

The Board currently consists of six directors, all of whom, other than Messrs. Sutton and Piccone, have been determined to be “independent directors” under the rules of the NYSE.  Mr. Sutton has served as Chairman and Chief Executive Officer since the Company became a public company in September 2009, was Chairman and Chief Executive Officer of Resolute Holdings from its inception in 2004, and was instrumental in the completion of the Resolute Transaction.  He is most familiar with the Company’s properties and, based on his years as chairman and chief executive officer of HS Resources from 1987 to 2001, has demonstrated skills in building and leading a public oil and gas company.  Accordingly, the Board believes that he is uniquely qualified to be the person who sets the agenda for, and leads discussion of, strategic issues for the Company.  Our Lead Independent Director presides over executive sessions of the independent directors, which generally occur at the time of each in-person board meeting, and also presides over any Board meetings at which Mr. Sutton is not present.  The Lead Independent Director reviews agendas for Board meetings, reviews with Mr. Sutton annual goals and objectives for the Company and consults with the Board regarding its evaluation of the performance of the Chief Executive Officer.  The Board believes that its supermajority of independent directors and other aspects of its governance provide appropriate independent oversight to Board decisions.

The Board oversees the risks involved in the Company’s operations as part of its general oversight function, integrating risk management into the Company’s compliance policies and procedures.  While the Board has the ultimate oversight responsibility for the risk management process, the Audit Committee has certain specific responsibilities relating to risk management.  Among other things, the Audit Committee, pursuant to its charter, addresses Company policies with respect to risk assessment and risk management, and reviews major risk exposures (whether financial, operating or otherwise) and the guidelines and policies that management has put in place to govern the process of assessing, controlling, managing and reporting such exposures.  While the charters of the Compensation and Corporate Governance/Nominating Committees do not assign specific risk-related responsibilities to those committees, the committees nevertheless consider risk and risk management issues in the course of performing their duties with respect to compensation and governance issues, respectively.

Family Relationships

There are no family relationships among any of the Company’s directors and executive officers.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers and employees that complies with the rules and regulations of the NYSE and SEC. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, at www.resoluteenergy.com, under the “Investor Relations” tab, subheading “Corporate Governance.”  All amendments to, and waivers granted under, the Company’s code of ethics will be disseminated on the Company’s website in the manner required by SEC and NYSE rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis is designed to provide insight into our compensation philosophy, practices, plans and decisions.  This CD&A is intended to be read in conjunction with the tables beginning on page 28 below, which provide detailed historical compensation information for our principal executive officer, our principal financial officer and three other most highly compensated executive officers (the NEOs).  For 2014, our NEOs are:

Name	Title
Nicholas J. Sutton	Chairman and Chief Executive Officer
James M. Piccone	President and Director
Richard F. Betz	Executive VP – Chief Operating Officer
Theodore Gazulis	Executive VP – Chief Financial Officer
Michael N. Stefanoudakis	Senior VP – General Counsel and Secretary

Recent Changes to Our Compensation Programs

Beginning in March 2013, the Compensation Committee and the Board implemented substantial changes to the Company’s executive compensation programs, including the implementation of annual and long-term incentive programs that are based on objective performance criteria and which are designed to better tie pay to performance, including the following:

•	Re-assessed the compensation and performance peer group to ensure proper relative size alignment. The result was a peer group that matches up more closely from a revenue perspective.
•	Adopted a formal compensation philosophy which targets base salaries of the NEOs at the median of the market.
•	Instituted a relative total shareholder return (“TSR”) based long-term incentive program to create better alignment of executives and stockholders through long-term incentives.

In March 2014, the Compensation Committee and the Board implemented additional changes to the Company’s executive compensation programs, including the following:

•

Amended our long-term incentive program for our NEOs such that the vesting schedule for equity grants will be one-half performance based and one-half time based (rather than one-third performance based and two-thirds time based, as was the previous practice).

•	Adopted formal share ownership guidelines applicable to our officers and directors.
•	Amended our Insider Trading Policy to prohibit hedging of shares and to restrict pledging of shares by officers and directors.
•	Formalized its intent to adopt a clawback policy consistent with Dodd-Frank required rules once such rules are promulgated by the SEC.

In January 2015 - April 2015, the Compensation Committee and the Board implemented additional changes to the Company’s executive compensation programs primarily designed to recognize the depressed commodity price environment in which the Company currently operates, including the following:

•	Approved significant voluntary salary reductions by the Company’s executive officers, including a reduction of our CEO’s annual salary from $590,000 to $24,000, effective February 1, 2015.
•	Reduced executive officer annual short-term incentive targets by 30% for 2015.
•	Reduced executive officer long-term incentive targets by 35% for 2015.
•	Suspended the automatic period by period 401(k) matching contribution by the Company.

Our Executive Compensation Practices

Below we highlight certain executive compensation practices, both the practices we have implemented to drive performance, and the practices we have not implemented because we do not believe they would serve our stockholders’ interests.

Resolute Pays for Performance

We understand our responsibility to maintain an executive compensation program that fairly and appropriately compensates and retains our executive officers and we are also committed to providing value to our stockholders.  At our 2014 Annual Meeting, the compensation of our named executive officers was approved by approximately 96% of the votes cast on that proposal (excluding broker non-votes).  Although those results reflect strong support of our executive compensation programs by our stockholders, we have continued to dedicate significant efforts to ensure our executive compensation programs remain appropriate and for performance, particularly in a changing commodity price environment, and in a manner consistent with feedback received from stockholders, compensation programs of industry peers and advice from compensation experts.

2014 Resolute Performance and Related Compensation Outcomes

In 2014, Resolute achieved the following operational and financial results that were all considered by the Compensation Committee and the Board in determining 2014 STI performance and the 2015 adjustments to our compensation programs:

•	The Company was within or better than 2014 guidance in all categories, including production, lease operating expense and general and administrative expense.

•

The Company’s application of capital, control of costs and operating performance was excellent in the Aneth Field located in the Paradox Basin (the “Aneth Field”), beating budget on both capital spend and lease operating expense (“LOE”), while exceeding budget on production.

•	In the Permian Basin, the Company demonstrated drilling success and improved cost control through the year.

•	Even with the commodity price collapse, which started in June 2014 and accelerated in the fourth quarter of 2014, the Company came within 10% of planned Adjusted EBITDA.

•

The Company secured the maximum permitted level of hedges for both 2015 and 2016 at very attractive prices, which will assist us significantly in withstanding the current low commodity price environment.

•	The Company booked an increase of 15 million barrels of proved reserves from year end 2013 to year end 2014, an increase of 25%, while producing 4.6 million barrels.

•	In the midst of an ever-weakening market, the Company secured a $150 million second lien tranche of debt that will provide it with liquidity and stability to endure the down cycle on commodity prices.

Despite the above successes during the year, which position us well for future growth and stockholder value creation, the precipitous decline in commodity prices in the second half of 2014 had an extremely negative effect on our stock price along with the stock prices of many oil and gas producing companies.  This macro market development prevented the Company’s operational and strategic successes from being reflected in our stock price and interrupted certain important initiatives.  Because of the oil price slide, the Company was unable to close a transaction for the partial monetization of our Aneth asset, a strategic objective for 2014.  This transaction was a high priority of management and substantial progress had been made toward this goal during the year including detailed negotiations with a prominent global asset manager; however, the product price environment was moving exponentially lower and successfully completing the transaction became impossible.  In its place, the Company moved quickly to secure additional debt financing needed to preserve stockholder value but remained relatively over-levered.  As the commodity price declined, Resolute’s stock price was also negatively impacted, particularly from early September 2014 to the end of 2014, during which period the stock price steadily declined from the $8.00 range to $1.32 on December 31, 2014.  This stock price decline was greater than the average small cap E&P company stock price decline, but was about the same as small cap E&P companies with similar levels of debt.

In light of all the above, the Compensation Committee and the Board made 2014 compensation awards, and adjustments to the various elements of our compensation programs for 2015, to recognize the performance of the management team vis-à-vis the objective performance criteria of the Company’s short term incentive compensation plan, but also to recognize the commodity price environment and stock price decline, as well as the loss of over $29 million in the aggregate value of both the owned and unvested shares held by our NEOs (including a drop in value of shares held by our CEO of over $11.8 million) over the second half of 2014, a period during which none of our executive officers sold any shares.

As stated above, the management team was able to deliver good operational and financial results which will position the Company well in the coming years despite the challenging commodity price environment in the latter half of 2014 which had significantly negative effects on our stock price.  When measuring the actual results of metrics specifically assigned to our annual incentive program, overall performance was well above target on G&A Expenses, where performance exceeded stretch levels, and somewhat below target with respect to Aggregate Production, Lease Operating Expense, and Capital Projects (see tables on pages 22 and 24 below).  This resulted in an average metric performance of 85.72%.  The Compensation Committee and Board took this into account when assessing individual performance under our short term incentive compensation plan and determined that reductions to targeted levels were appropriate.  As a result, the CEO and NEO’s were awarded 75% and 85% of the targeted individual performance level, respectively.

Realized Pay: CEO’s Actual Compensation

The following is a chart of Resolute’s CEO reportable and realized compensation in relation to our three-year stock price performance over the past three years.  Our stock performance over 2012, 2013 and the first half of 2014 remained relatively flat, and realized CEO compensation as shown in the following section likewise remained relatively flat, displaying good alignment between pay and performance.  The rapid and extreme decline in our stock price caused by the deteriorating commodity price environment over the second half of 2014 skews the results somewhat, but we believe that over time there has been good alignment between pay and performance.  Furthermore, because of the significant reduction in base salary, STI target and LTI target for our CEO and our NEOs, the realized compensation of our CEO and NEOs will decline again significantly in 2015, which will ensure continued good alignment between pay and performance.

CEO Compensation
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
Stock Price
$20
$15
$10
$5
$0
$2,919,064
$2,042,753
$2,705,088
$2,183,598
$5,241,979
$2,287,504
$5,050,061
$1,392,206
2011
2012
2013
2014
CEO Reported Comp
CEO Realized Comp
REN Stock Price

Note: The realized long-term incentive values which were determined within the Realized total direct compensation for the chart above include the restricted stock shares and the performance shares vested in each of the years at the year-end stock price.  Stock prices are as of December 31 of each year.

Realized Compensation Reflects Alignment with Stockholders

At Resolute, a substantial portion of the compensation granted by the Compensation Committee to the CEO and reported in the Summary Compensation Table represents an incentive for future performance, not current cash compensation.  This analysis demonstrates the link with performance and actual realized compensation.  The table below sets forth the difference between pay shown in the Summary Compensation Table (“Reported Compensation”) and the actual pay realized by the CEO for fiscal years 2014, 2013, 2012 and 2011:

Year of Compensation	Reported Total Direct Compensation	Realized Total Direct Compensation	% Difference In Realized Pay vs. Reported Pay
2014	$5,050,061	$1,392,206	-72%
2013	$5,241,979	$2,287,504	-56%
2012	$2,705,088	$2,183,598	-19%
2011	$2,919,064	2,042,753	-30%

Realized compensation is different than Reported Compensation as disclosed in the Summary Compensation Table below.

Reported Total Direct Compensation is the total compensation based on the current SEC reporting rules applicable to the Summary Compensation Table disclosed by a Company.  Reported pay includes the “grant date fair value” of equity awards (i.e. restricted stock and performance shares), rather than the annual expense value or the actual value ultimately received by the executive.

Realized Total Direct Compensation is the total compensation actually received by the executive during the fiscal year, including base salary, the current bonus cash payout, market value as of December 31 of the applicable year of previously granted time-based restricted stock that vested in the current year, market value as of December 31 of the applicable year of previously awarded performance-based restricted stock that vested in the current year (if performance was actually achieved), and all other compensation amounts realized in the current year.  This excludes the value of newly awarded/unvested restricted stock and performance share grants, and other amounts that will not actually be received until a future date.

A realized compensation analysis measures cash compensation received, as well as the value of long-term compensation as it is earned rather than the value at the time of the grant.  The tables above illustrate the actual difference in reported pay versus realized pay for the CEO for calendar years 2011-2014.  As the tables display, the actual compensation realized by Mr. Sutton is significantly less than the value reported in the Summary Compensation Table for each of the last three years.

As Resolute is ultimately focused on the interests of the stockholder, the realized compensation of the executive team, and in particular the CEO, is linked to the performance of the Company’s TSR and other performance metrics as described in the summary of compensation components below.  As such, we have provided the chart below which details the performance of TSR over the past three years in comparison to reported compensation and the compensation that was actually realized by the CEO in order to show that based on our compensation philosophy, the compensation plans are in alignment with stockholder return.

Note: The TSR for each year is the value of the stock performance between January 1 and December 31 of that year.  The Realized total direct compensation for the chart above includes realized long-term incentive values based upon the number of time-vested and performance-vested shares that actually vested in each of the years at the year-end stock price for such year.

As the analyses above display, the executive compensation programs we have implemented appropriately align the compensation received by our CEO with the returns realized by our stockholders.  During the period where stockholder returns rose, both reported total direct compensation and realized total direct compensation rose.  During the period where stockholder returns declined, reported total direct compensation and realized total direct compensation also declined.  The unusual stock price decline in the second half of 2014 resulted in a significant decrease in the realized total direct compensation of the CEO, which we believe indicates good pay for performance alignment.  The reason for the variance between reported total direct compensation and realized total direct compensation is primarily related to the accounting fair value of restricted stock awards at the time of grant compared to the actual value received by the executive.  The realized compensation of the CEO is very relevant for 2014 in particular because it recognizes the impact of the significant stock price decline in the second half of 2014 on the value of the compensation received by the CEO.  Although the CEO’s shares that vested in March 2014 had a market value of $9.16 as of the vesting date (excluding taxes due upon vesting), the value of those same shares had decreased to $1.32 per share by December 31, 2014, representing an 86% decrease in value.

Furthermore, our performance-based equity awards are structured such that if performance goals are not met, the performance shares are forfeited.  In 2014, performance-based equity awards that were granted in 2011 expired as a result of the performance goals set forth in those grants not being achieved.  The following table displays the number of shares expired in 2014 by each NEO.

Executive	2011 Performance Shares Expired on 12/31/14
Chief Executive Officer	38,713
President	20,212
Executive VP – Chief Operating Officer	11,539
Executive VP – Chief Financial Officer	11,539
Senior VP – General Counsel and Secretary	6,351

Performance-based equity awards were also awarded in 2012 and are scheduled for vesting in 2015.  While these awards still have the potential to vest, we believe that such vesting is improbable as the Company’s 30-day average trading price as of December 31, 2015 must be $17.04 in order for such vesting to occur.  Based on these facts, it is our opinion that the compensation programs are aligned with stockholders and motivate executives to focus on building long-term value for stockholders.

We note that over 55% of our equity awards over each of 2012, 2013 and 2014 were granted to employees other than our continuing named executive officers, and grants to our CEO in each of those years comprised less than 20% of the overall awards.

Process for Establishing Executive Compensation

Role of the Board and the Compensation Committee

The Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy, as described below under “Compensation Philosophy.”  The Board has delegated to the Compensation Committee its responsibilities with respect to development of a compensation program and primary implementation of that program.  The Compensation Committee is solely responsible for determining the compensation of the Chief Executive Officer and makes recommendations to the Board regarding the compensation of the other executive officers.  It also makes recommendations to the Board regarding awards under the 2009 Performance Incentive Plan.  Generally, the types of compensation and benefits provided to the Company’s executive officers are similar to those provided to the Company’s other officers and employees, although the LTI awards to officers are subject to performance requirements not applicable to other employees.  The Company does not have compensation plans that are solely for executive officers.

Role of Management

The Chief Executive Officer plays a key role in determining executive compensation for the other NEOs and other officers.  The Chief Executive Officer generally attends the meetings of the Compensation Committee at which executive compensation other than his own is being discussed and makes recommendations to the Compensation Committee.  In arriving at his recommendations, the Chief Executive Officer evaluates the performance of each executive and solicits input from the peers of such executives and others, if necessary.  This evaluation is shared with the Compensation Committee and forms the basis for the recommendation.  These recommendations are considered by the Compensation Committee and the Board, along with other relevant data, in determining the base salary, annual cash incentives, long-term equity incentives, and benefits and perquisites for such executives.

Role of Compensation Consultant

The Compensation Committee, which has sole authority to retain and terminate any compensation consulting firm, may independently retain compensation consultants to assist in deliberations regarding executive compensation.  The Compensation Committee retained the sole authority to select, retain, terminate, and approve fees and other retention terms of the relationship with L&A.

The Compensation Consultant provides various executive compensation services to the Compensation Committee.  Generally, these services include advising the Compensation Committee on the principles of our executive compensation program and providing market information and analysis regarding the competitiveness of our program design and award values in relationship to performance.

During 2014, the Compensation Committee engaged L&A to assist in providing a comprehensive assessment of our executive compensation programs.  The Compensation Committee sought advice from L&A regarding base salary, annual bonus, the nature and amount of long-term incentives, performance measures for short-term and long-term incentives, identification of representative peer groups and general market data.  L&A evaluated our executive compensation and recommended continued focus on total direct compensation as a means to achieve the compensation objectives outlined above while remaining competitive with the external market.  Following the review of the L&A analysis, the Compensation Committee determined that the general structure of the Company’s compensation programs were generally competitive and did not require any immediate action by the committee.

Specifically, during 2014 and early 2015, the Compensation Consultant performed the following services for the Committee:

•	Conducted an evaluation of the total compensation for each of the NEOs;
•

Advised the Compensation Committee on current trends in executive compensation programs among energy companies in the current depressed commodity price environment, particularly with respect to the discretionary components of STI awards for 2014, and adjustments to structure and pool amounts for the 2015 STI and LTI programs;

•	Presented information regarding regulatory developments affecting executive compensation programs in our market;
•	Assisted with the analysis and selection of peer group companies for compensation purposes and for comparative TSR purposes under our 2014 long-term incentive grants;
•	Assisted in the development of the performance-based long-term incentive plan;
•	Reviewed the annual short-term incentive plan; and
•	Assisted in the drafting and review of the 2014 Compensation Discussion and Analysis and compensation tables for the annual proxy statement.

The NYSE has adopted guidelines for compensation committees to consider when identifying Compensation Committee advisor independence.  The Compensation Committee reviewed these guidelines and determined that L&A is an independent consultant under these guidelines.  This independence was confirmed in writing by L&A.  L&A performs no services for the Company other than those specific to assignments requested by the Board and Compensation Committee regarding executive and non-employee director compensation.  Our management communicates with L&A and provides data to L&A regarding our executive officers, but does not direct L&A’s activities.

Benchmarking and Peer Group Comparison

The Compensation Committee, along with L&A and management, established the following peer group for compensation purposes for 2014:

2014 Peer Group					
Company Name	Company Ticker	Revenue[1]	Assets[1]	Market Cap[1]	Enterprise Value[1]
Rosetta Resources, Inc.	ROSE	$1,010.8	$4,250.7	$1,371.8	$3,258.2
W&T Offshore Inc.	WTI	$948.7	$2,709.1	$555.3	$1,798.8
Laredo Petroleum, Inc.	LPI	$793.9	$3,932.5	$1,487.1	$3,007.7
Carrizo Oil & Gas Inc.	CRZO	$710.2	$2,981.5	$1,917.6	$2,930.2
Sanchez Energy Corporation	SN	$666.1	$3,075.4	$518.8	$1,668.7
Bonanza Creek Energy, Inc.	BCEI	$558.6	$2,006.1	$989.7	$1,705.0
Comstock Resources Inc.	CRK	$555.2	$2,274.3	$325.9	$1,319.8
Swift Energy Co.	SFY	$547.8	$2,173.3	$177.6	$1,247.9
PDC Energy, Inc.	PDCE	$545.9	$2,340.6	$1,480.6	$2,138.3
Bill Barrett Corp.	BBG	$466.4	$2,244.5	$565.5	$1,099.8
Clayton Williams Energy, Inc.	CWEI	$456.8	$1,510.9	$776.4	$1,377.3
Resolute Energy Corporation	**REN**	**$329.4**	**$1,455.1**	**$102.8**	**$838.6**
Approach Resources, Inc.	AREX	$258.5	$1,401.4	$252.8	$590.6
Goodrich Petroleum Corp.	GDP	$208.6	$722.1	$197.3	$806.8
Callon Petroleum Company	CPE	$151.9	$876.8	$301.0	$396.3
Abraxas Petroleum Corp.	AXAS	$133.8	$374.9	$307.0	$365.8

1) As of 12/31/2014

NOTE: Forest Oil Corp. was initially included but merged with Sabine Oil & Gas in December 2014 and was dropped as a peer company for 2014.

L&A compiled compensation data for the peer group from the summary compensation tables within proxy statements, as well as narrative disclosures in the CD&A sections.  The consultant also provided published survey compensation data from multiple sources, including the following surveys: Economic Research Institute, Mercer, Inc. Energy Survey, Kenexa and Towers Watson.  For each survey, L&A adjusted the data to appropriately reflect companies of a similar size to the Company.

For each element of compensation for which data was available, L&A averaged the 25th percentile from the peer group and the published survey data to approximate the 25th percentile for the “market.”  A similar process was used to establish the 50th and 75th percentiles.  The combination of published survey data and peer compensation data was then used to compare the compensation of our NEOs to comparably titled persons at companies within our peer group and in the survey data.

The Compensation Committee makes modifications to the peer group from time to time due to consolidations within the market, and to accommodate new companies entering the oil and gas exploration and production industry, or for other reasons.  The Compensation Committee, in connection with L&A and management, determined that the 2014 peer group would remain appropriate for 2015.

Compensation Philosophy and Components

Compensation Philosophy

The Company believes that the most effective compensation program is one that is designed to reward all employees, not just executives, for the achievement of the Company’s short-term and long-term strategic goals which are aligned with the stockholders’ interests.  As a result, the Company’s compensation philosophy is to provide all employees (except a relatively small group of employees covered by a union contract that sets out specific compensation arrangements) with cash incentives or a combination of cash and equity-based incentives that foster the continued growth and overall success of the Company and encourage employees to maximize stockholder value.

Under this philosophy, all Company employees (with the exception noted above) have aligned interests.  When establishing total compensation, the Company has the following objectives:

•	To attract, retain and motivate highly qualified and experienced individuals;
•	To provide financial incentives through an appropriate mix of fixed and variable pay components to achieve the organization’s key financial and operational objectives;
•	To ensure that a portion of total compensation is “at risk” in the form of performance-based and equity compensation; and
•

To offer competitive compensation packages that are consistent with the Company’s core values, including the balance of fairness to the individual and the organization, and the demand for commitment and dedication in the performance of the job.

The core principle of our executive compensation philosophy is to pay for performance.  Accordingly, our executive compensation program is heavily weighted toward “at-risk” performance-based compensation. We have three elements of total direct compensation:  base salary, annual short-term incentive and long-term equity compensation.  These elements provide our Compensation Committee with a platform to reinforce our pay-for-performance philosophy to address our business needs and goals with appropriate flexibility.

In 2014, 88% of total direct compensation to our CEO was provided through incentive-based compensation, while 82% of NEO compensation was incentive-based, based on compensation information contained in the Summary Compensation Table.

The following charts display the mix of total compensation components of Resolute for the CEO and the other NEOs in 2014.  This includes 2014 base salaries, annual incentive cash bonuses, time and performance-based long-term incentives, and all other compensation.  As Resolute is focused on the alignment of the interests of its executives with the interests of stockholders, a majority of compensation is provided through incentive-based compensation with metrics intended to drive long-term company growth.  In 2014 the Compensation Committee and the Board further adjusted the composition of the restricted stock awards granted to the CEO and other NEOs such that one-half of the shares of restricted stock were granted as time-vested shares and one-half of the shares were granted performance-vested shares, thus increasing the “at risk” portion of CEO and NEO compensation and further aligning total compensation to stockholder returns.  The chart also displays the “at risk compensation,” or the performance based components:

2014 NEO Target Compensation Mix

21%
33%
13%
33%
Aligned with shareholder interest
At-Risk Compensation

2014 CEO Target Compensation Mix

14%
17%
34%
34%
Aligned with shareholder interest
At-Risk Compensation

Note:  All other income is less than 1%

In addition, in 2015, as a result of the significant reductions of annual salaries by the CEO and the NEOs, in addition to the reduction of STI and LTI targets by 30% and 35%, respectively, the “at risk” portion of CEO and NEO compensation was increased, further aligning total compensation to stockholder returns.

It is the Compensation Committee’s policy to provide incentives that promote both our short-term and long-term financial objectives that are appropriate to the nature of our assets.  Short-term incentive compensation is designed to reward achievement of short-term objectives, while the long-term incentive compensation is intended to encourage employees, particularly executives, to focus on our long-term goals.  Base salary, annual cash bonuses and equity or equity-based awards have traditionally been the primary components of our compensation program and we believe that attention to all three elements is important to retain our existing personnel and to attract and hire new employees.  As to any given individual, the factors considered in any compensation decision include, but are not limited to, the complexity of that individual’s job, the person’s dedication and demonstrated contribution of value to the Company, competitive pressures in the marketplace and his or her relative performance compared to peers within the Company.

We consider an inability to attract or retain qualified motivated employees as a significant risk for the Company as we operate in a highly competitive industry for talent.  In approving elements of the compensation program, the Compensation Committee and the Board prefer a balancing of factors, so that no single performance metric becomes an overriding influence.  For that reason, the incentive compensation program described below balances a number of metrics.  Our Long-Term Incentive Program, also described below, generally provides for vesting over a multi-year period and , with respect to performance–vested shares, based on achievement of total shareholder return goals, in order to mitigate against a short-term focus at the expense of long-term results by our senior executives, including the NEOs.

Setting the Company’s Executive Compensation Levels and Pay Mix

Executive compensation is reviewed by the Compensation Committee no less frequently than annually.  Compensation is expected to be based on the foregoing objectives and to include as integral components: base salary, and annual and long-term incentive-based cash and non-cash compensation.  In performing its compensation reviews and making its compensation decisions regarding the compensation of the Company’s Chief Executive Officer and recommendation to the full Board regarding the compensation of the other executive officers, the Compensation Committee will conduct an ongoing review of compensation data from the peer group and the industry in general.

In establishing executive compensation, base salaries are expected to be targeted near the midpoint of a range established by peer and industry review, although adjustments are made for such things as experience, market factors or exceptional performance, among other factors.  Potential total compensation, including annual incentive compensation, is expected to be at the upper range of total compensation at comparable companies if performance targets are met.

The combination of base salary, annual cash incentives and equity or equity-based awards comprises total direct compensation.  In setting executive compensation, the Compensation Committee considers the aggregate compensation payable to an executive officer and the form of that compensation.  The Compensation Committee seeks to achieve the appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives.  The Compensation Committee may decide, as appropriate, to modify the mix of base salary, annual cash incentives and long-term equity incentives to best fit an executive officer’s specific circumstances.  For example, the Compensation Committee may make the decision to award more cash and not award an equity grant.  The Compensation Committee may also increase the size of equity grants to an executive officer if the total number of career equity grants does not adequately reflect the executive’s current position with the Company.

Annual cash incentive and equity incentive awards are designed to reflect progress toward company-wide financial goals and personal objectives, as well as salary grade level, and to balance rewards for short-term and long-term performance.  Long-term incentive compensation will be used to reward and to encourage long-term performance and an alignment of interests between the individual, the organization and the stockholders.  Long-term incentive grants will be used not only to reward prior performance, but also to retain executive officers and other employees and provide incentives for future exceptional performance.  Annual cash incentives and equity incentive awards are expected to be targeted at the upper end of the range established by peer and industry review such that an individual’s total compensation may move from the median to the high end of ranges established with reference to peer data to the extent that business success makes long-term incentive awards more valuable.

In determining the allocation between cash short-term and non-cash long-term incentive compensation for executive officers, the Compensation Committee engages in an individual analysis for each executive.  Factors affecting compensation decisions include:

(i)	The Company’s annual performance;
(ii)	Impact of the employee’s performance on the Company’s results;
(iii)	The Company’s objective to provide total compensation that is higher than competitive levels when aggressive goals of the Company are exceeded; and
(iv)	Internal equity.

The Compensation Committee also takes into consideration the fact that, although our officers are responsible for specific business functions, together they share responsibility for the performance of the Company.  As we seek to attract and retain the best talent available, we also wish to have employees view employment at the Company as a career decision.  It takes a long period of time and a significant investment to develop the experienced executive talent necessary to succeed in the oil and gas business; senior executives must have experience with all phases of the business cycle to be effective leaders.  We have a very experienced executive team, many members of which have been in the oil and gas industry for thirty years or more, and we believe that our future success will be enhanced by retaining these experienced employees through our compensation philosophy and practices.

We believe that the proportion of total compensation that is performance-based, and therefore “at risk,” should increase with an individual’s level of responsibility.  Therefore, long-term incentive compensation grants will typically represent a larger proportion of the total compensation package as the level of responsibility of the executive increases.  For the Chief Executive Officer, long-term incentive grants are typically the largest element of the total compensation package.  Executive officers generally receive the same benefits as other employees, although not necessarily in the same mix or amounts.

Compensation Components

The following table summarizes the Company’s various compensation components for 2014 and the purposes and peer group benchmark level associated with each component:

Component	Purpose of Component	Key Characteristics	Benchmark
Base Salary	Base level of compensation which is determined based on an executive’s performance, experience and tenure, as well as the competitive market for talent.	Fixed compensation which is reviewed by the Compensation Committee annually.	50th Percentile
STI Annual Incentive Award	Motivates executives to achieve short-term business goals and objectives which ultimately drive long-term company performance.	At-risk compensation which is based on the achievement of annual corporate and individual goals and objectives.	Up to 75th Percentile
Time-Vested Restricted Stock

Reinforces a strong link between executives and stockholders through stock ownership.  It also functions as a highly effective retention tool by reducing the volatility of incentive awards in an unpredictable market.

		Long-term incentive award which time vests ratably over a three year period.	Up to 75th Percentile
Performance-Vested Restricted Stock	Motivates executives to increase stockholder value creation and develop the Company for continued long-term success. Promotes a strong link between the interests of our executives and stockholders.	At-risk compensation which is tied to the relative stock performance as compared to similar companies over a three year period.	Up to 75th Percentile
All Other Compensation	Provides benefits intended to enhance employee health which further assists in our efforts to attract and retain qualified executives.	Includes health and welfare plans and minimal perquisites.	Minimal

Base Salary.  The Company provides executive officers with a base salary to compensate them for services rendered during the fiscal year.  Base salaries for executive officers are based upon each individual’s responsibilities, experience and performance, taking into account among other things, the individual’s initiative, contribution to our overall performance, managerial ability and handling of special projects.  These same factors are applied to establish base salaries for other key management employees.  The Compensation Committee’s evaluation of each executive officer’s performance is subjective; no specific written criteria or formulas, and no pre-determined targets, are used in determining base salary.  The factors considered in compensation decisions are not weighted, but are viewed collectively.  Base salaries for executive officers generally are reviewed annually for possible adjustment, but are not necessarily changed each year.  The Compensation Committee is responsible for determining the base salary for the Chief Executive Officer, and the Chief Executive Officer recommends the base salary for the other executive officers.  Other executive officers recommend the base salary for all employees that are in that executive officer’s area of responsibility.  The Chief Executive Officer, the President, the Chief Financial Officer and the Chief Operating Officer review the recommendations for salaries and bonuses for all other employees and adjust them as they deem appropriate.  The Compensation Committee reviews the recommendations of the Chief Executive Officer for all non-executive officer employees as a group and approves them or adjusts them as it deems appropriate, and then recommends them to the Board for final approval.

Voluntary Reduction of 2015 Officer Base Salaries.  Base salaries for 2014 for each of the NEOs were set in March 2014, and were unchanged from 2013 base salaries. In January 2015, in connection with the presentation of the 2015 Operating and Financial Plan to the Board, the CEO, NEOs and the other officers of the Company offered voluntary reductions of their annual salaries effective February 1, 2015, to indicate their support for the overall enterprise in a difficult commodity price environment.  The Board accepted these voluntary reductions and approved the Operating and Financial Plan as presented, including 2015 base salaries for each of the NEOs, as follows:

Executive	2014 Base	2015 Base	% Reduction
Chief Executive Officer	$590,000	$24,000	96%
President	$415,000	$332,000	20%
Executive VP – Chief Operating Officer	$350,000	$280,000	20%
Executive VP – Chief Financial Officer	$350,000	$280,000	20%
Senior VP – General Counsel and Secretary	$300,000	$261,000	13%

The decisions with respect to 2014 salaries for the NEOs reflected responsibilities associated with public company status, experience levels, and other factors.  In determining base salaries, the Compensation Committee reviewed data presented by L&A, referred to in the Benchmarking and Peer Group Comparison section above.

Short-Term Incentive (“STI”) Compensation

Annual short-term incentive cash bonuses are performance-based and are intended to promote achievement of our business objective of increasing stockholder value.  Currently, all eligible employees participate in an annual bonus plan with the same performance objectives as those used for executive officers.

Similar to base salaries, the Compensation Committee is responsible for determining the bonus for the Chief Executive Officer, and the Chief Executive Officer recommends the annual bonus for each other executive officer.  Other executive officers recommend the annual bonus for all employees that are in that executive officer’s area of responsibility.  The Chief Executive Officer, the President, the Chief Financial Officer and the Chief Operating Officer review the recommendations for bonuses for all other employees and adjust them as they deem appropriate.  The Compensation Committee reviews the recommendations for all executives from the Chief Executive Officer and approves them or adjusts them as it deems appropriate, and then recommends them to the Board for final approval.

In February 2014, in connection with the annual compensation cycle, the Compensation Committee asked L&A to evaluate the structure of the Company’s STI Compensation Program.  In view of the trends in cash bonus programs of the Company’s industry peers and the market generally, L&A recommended that the Company maintain the structure of its STI Compensation Program.  The Compensation Committee also reviewed the STI percentage targets for all Company employees based on peer company and market data.

For 2014, the Compensation Committee, in consultation with L&A, recommended, and the Board approved for implementation, a program that set bonus targets, which are a percentage of base salary, for the senior executives, and then decided which performance metrics would be used to determine whether bonus awards will be less than (the “threshold level”), equal to (the “target level”), or greater than (the “stretch level”) the target percentage. In 2014, the Compensation Committee also reviewed the STI target percentage targets for all Company executive officers in relation to peer company and market data.  Following such review, it was determined that no adjustments were needed in order to bring the percentage targets into ranges that would be consistent with the Company’s compensation philosophy of paying base salaries that are targeted near the midpoint of a range established by peer and industry review, and potential total compensation, including annual incentive compensation, at the upper range of total compensation at comparable companies if performance targets are met.  As such, the 2014 target STI awards for our NEOs, as a percentage of each executive’s base salary, remained consistent with 2013 levels, as follows:

Executive	2014 STI Target (As % of Base Salary)
Chief Executive Officer	125%
President	100%
Executive VP – Chief Operating Officer	90%
Executive VP – Chief Financial Officer	90%
Senior VP – General Counsel and Secretary	80%

The Compensation Committee and Board approved a bonus pool equal to the aggregate of each eligible employee’s target bonus percentage multiplied by that employee’s base salary (the “Bonus Pool”).  50% of the Bonus Pool was allocated to the “Company Performance Metrics Pool,” and 50% of the Bonus Pool was allocated to the “Individual Performance Metrics Pool.”  The Bonus Pool may be increased or decreased depending on how the Company has performed as measured against certain pre-established parameters.  In determining which performance metrics to use in evaluating this portion of bonus awards, the Compensation Committee concluded that short-term incentive compensation should be based on achievement of operational objectives rather than measures such as TSR that can be greatly influenced by factors outside of any individual’s influence or control.  Longer term performance metrics are more appropriate for the long-term incentive plan.

For 2014, as in past years, the Compensation Committee utilized four key performance metrics outlined below:  (i) oil and gas production, (ii) lease operating expense, (iii) general and administrative expense, and (iv) the Company’s success in advancing its capital and strategic projects on time and on budget.  These are also the same metrics that were approved for use in the 2015 STI Compensation Program, as described below.  The reason that these specific metrics were chosen is that the Board believes that they are the best metrics over which the officers and employees can exert some measure of control and which best measure the short-term operational and financial success of the Company.

Metric	Weighting	Threshold	Target	Stretch
Production (MMBoe)	18.75%	4.237	4.708	5.179
Lease Operating Expense (millions)	11.25%	$116.05	$105.5	$94.95
G&A Expense (millions)	7.5%	$30.25	$27.5	$24.75
Capital Projects	12.5%	Determined by Committee
Individual Performance	50%	Determined by Committee

The specific levels of the first three metrics that would trigger the threshold, target and stretch bonus payments were tied to the Company’s public guidance with respect to these metrics.  The performance criteria for the target bonus were generally at the midpoint of the range of the Company’s public guidance, with the threshold and stretch bonuses being payable for performance that was less than or exceeded those expectations.  The threshold and stretch values are set by management within ranges recommended by the Compensation Committee and approved by the Board.  Performance that would qualify for bonuses at the threshold level is expected in normal operating circumstances.  Performance satisfying the criteria for bonuses at the target level is believed to be achievable with additional effort.  Performance that would qualify for bonuses at the stretch level is believed to be achievable with extraordinary efforts.  Generally, the bonus amount for the “threshold” level of performance is 50% of the target and the bonus amount for “stretch” level of performance is 150% of the target.  Bonuses can range between these amounts based on the level of performance attained.  In the case of capital projects, the Company’s performance is measured by how well the Company executes on its capital plan, based on the recommendation of the Compensation Committee and approval by the Board.  There is generally no bonus payable with respect to a certain metric if the “threshold” level of performance is not met on any particular metric.  The concepts of threshold, target and stretch values will be applied on a discretionary basis with respect to the capital projects metric, as recommended by the Compensation Committee and approved by the Board.

The Company Performance Metrics Pool was divided among eligible participants on a formulaic pro rata basis, although the Compensation Committee reserved the ability to adjust individual participants’ awards as the result of extraordinary individual contribution or lack thereof.

2014 STI Compensation Awards

The following tables outline the actual performance achieved relative to targeted levels and the bonus payments awarded to each executive as a result.

Metric	Targeted Performance	Actual Performance	% of Target Achieved
Production (MMBoe)	4.708	4.645	93.31%
Lease Operating Expense (millions)	$105.5	$111.85	69.91%
G&A Expense (millions)	$27.5	$24.49	150%
Capital Projects (discretionary)	n/a	n/a	50%
Individual Performance	n/a	n/a	75% - 85%

The following details each metric and provides an explanation of the assessment of performance by the Compensation Committee and the Board:

Aggregate Production:  The production target represents 37.5% of an individual’s Company Performance Target Amount, or 18.75% of an individual’s total Target STI Amount.  The target value of performance for 2014 was annual production of 4.708 MMBoe, while the threshold value for production was 4.237 MMBoe and the stretch value was 5.179 MMBoe, or 10% above and below the midpoint of public guidance.  The Company’s 2014 aggregate oil and gas production was 4.645 MMBoe, falling slightly below the target value and thus achieving 93.31% of the target level of performance for this metric.

Lease Operating Expense:  The LOE target represents 22.5% of an individual’s Company Performance Target Amount, or 11.25% of an individual’s total Target STI Amount.  LOE for this purpose means lease operating expenditures excluding charged overhead expense and production related taxes.  The 2014 midpoint of guidance for LOE was $105.5 million and thus represented the target value for this metric.  The threshold value was $116.05 million and the stretch value was $94.95 million, or 10% above and below the midpoint of public guidance.  The Company’s 2014 aggregate LOE expense was $111.85 million, above (worse than) the midpoint of public guidance but lower than the threshold value, and thus achieving 69.91% of the target level of performance for this metric.

General and Administrative Expenses:  The G&A target represents 15% of an individual’s Company Performance Target Amount, or 7.5% of an individual’s total Target STI Amount.  G&A for purposes of the STI Plan excludes the impact of overhead reimbursement, capitalized expenses, the actual payment of short term incentive compensation and non-cash charges related to stock-based compensation.  The 2014 midpoint of guidance for G&A was $27.5 million and thus represented the target value for this metric.  The threshold value was $30.25 million and the stretch value was $24.75 million, or 10% above and below the midpoint of public guidance.  G&A expenses are the costs of running the business that are not specific to purchasing a particular asset or pursuing a particular project.  The Company’s aggregate G&A expense for 2014 was $24.49 million, below (better than) the stretch value, and thus achieving 150% of the target level of performance for this metric.

Capital Projects:  The capital projects metric represents 25% of an individual’s Company Performance Target Amount, or 12.5% of an individual’s total Target STI Amount.  Achievement of planned capital projects is the starting point for determining the level of achievement for this metric.  However, over the course of the year capital budgets may be adjusted as certain projects are delayed and other opportunities that were not foreseen at the outset of the year materialize.  The capital metric is somewhat subjective in nature.  While the Company can point to significant accomplishments over the course of the year, on balance 2014 was a good year overall from a capital efficiency perspective but also included some significant drilling cost overruns during the first half of 2014.  Aggregate capital expenditures for 2014, excluding acquisitions and divestitures, exceeded the Company’s plan amount by approximately 10% and certain costs that had been budgeted for 2014 were not incurred until 2015 thus increasing the effective capital expenditure overrun in 2014 to approximately 18%.  As a result, the capital projects metric was determined by the Board, based on the recommendation of the Compensation Committee, to have been achieved at 50% of the target level of performance for 2014.

The above weighting and grading resulted in the bonus pool receiving approximately 85.72% of the Bonus Pool allocated to Company performance, or 42.86% of the overall target pool.

The other 50% of the Bonus Pool (the Individual Performance Metrics Pool) was allocated according to the Compensation Committee’s and the Board’s assessment of individual and group performance measured against defined goals and objectives (and based on management recommendation and discretion with respect to all employees other than executive officers).  This portion of the bonus determination is more subjective than the performance metrics described above, which are inherently more formulaic, but the Compensation Committee believes that motivating and rewarding superior performance is not a matter of “one size fits all.”  Effective discretion in this regard is a significant component of good management.

STI compensation for Company performance is primarily based on the performance metrics discussed above.  Individual performance STI is more directed to personal outcomes.  However, in the case of the most senior officers, separating personal and Company outcomes is difficult.  The Compensation Committee and the Board believe that the senior group is responsible for overall Company performance.

Given the overall performance of the Company with respect to the STI metrics of 85.72%, the Compensation Committee and Board determined that the personal performance percentage for each executive officer other than the CEO should be 85%.   The Compensation Committee and the Board believe that the executive team performed very well in 2014 and reiterated its strong support for the entire officer group.  Unfortunately, the precipitous decline in commodity prices in the second half of 2014 had an extremely negative effect on the Company’s stock price along with the stock prices of many oil and gas producing companies and has prevented this operational success from being reflected in our stock price.  As such, the Compensation Committee wanted to make an adjustment to the CEO’s personal performance percentage, reducing it to 75%, to recognize this stock price decline, but did not want to be punitive to the CEO in this regard since a significant factor in the Company’s stock price decline was the fall in commodity prices, a factor over which the CEO had no control.  Furthermore, in approving these personal performance percentages, the Compensation Committee and the Board recognized that significant reductions were being made in all areas of compensation for 2015.  The following table reflects the final 2014 STI awards for the NEOs:

Executive	Targeted Bonus	Actual Bonus	Actual as % of Target
Chief Executive Officer	$737,500	$592,655	80.4%
President	$415,000	$354,244	85.4%
Executive VP – Chief Operating Officer	$315,000	$268,884	85.4%
Executive VP – Chief Financial Officer	$315,000	$268,884	85.4%
Senior VP – General Counsel and Secretary	$240,000	$204,864	85.4%

2015 Amendments to STI Program

The Board approved the continuation of the STI Plan in its current form for 2015, with the same Company metrics to be used but updated consistent with the Company’s public guidance for 2015.  However, in recognition of the need to reduce operating costs in this low commodity price environment, and based upon the recommendation of L&A and management, the Board reduced STI target percentages for all Company employees, including the CEO and NEOs, by 30% for 2015, thus effectively reducing the size of the STI pool by 30%.  The new, reduced STI target percentages will be applied to the unreduced base salaries of all those individuals who took voluntary reductions to their base salaries for 2015 for purposes of determining 2015 STI awards.  The 2015 NEO STI target percentages are indicated below:

Executive	2015 STI Target (As % of Unreduced Base Salary)
Chief Executive Officer	87.5%
President	70%
Executive VP – Chief Operating Officer	63%
Executive VP – Chief Financial Officer	63%
Senior VP – General Counsel and Secretary	56%

Long-Term Incentive (“LTI”) Compensation

The Company issues LTI awards under the Incentive Plan.  Awards for 1,778,417 shares (net of forfeitures) were made in 2014, including 848,030 shares to the CEO and the other NEOs.  The purpose of the Incentive Plan is to promote the success of the Company and the interests of its stockholders by providing an additional means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons (including consultants and advisors) through the grant of incentive awards.  Equity-based awards are also intended to further align the interests of award recipients and the Company’s stockholders.  In particular, long-term incentive compensation is awarded to retain personnel to help us accomplish our strategic goals over the longer term.  As with base salary and short-term incentive compensation, the long-term awards granted to each recipient are determined by several factors.  These factors include our need to retain a specific employee, the employee’s performance, the employee’s ability to add value to our enterprise and the compensation data from our peer group.

In connection with the 2014 yearly compensation cycle, the Compensation Committee engaged L&A to again evaluate the structure of the Company’s LTI Compensation Program.  In view of the trends in equity programs of the Company’s industry peers and the market generally, L&A recommended that the Company amend its LTI Compensation Program such that, with respect to equity awards granted to the NEOs, one-half of the shares of restricted stock would be granted as Time-Vested Shares and one-half of the shares would be granted as Performance-Vested awards, thus further aligning total NEO compensation to stockholder returns.  The Compensation Committee and Board followed the approach suggested by L&A with respect to NEO awards.

The 2014 NEO Awards consist of grants of restricted stock, one-half of which vest by the passage of time (“Time-Vested Shares”) and one-half of which vest only upon achievement of specified thresholds of cumulative total shareholders return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”).

A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of our common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of 17 peer companies.  The Time-Vested Shares vest automatically in three installments upon vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the grant date provided that the recipient continues to be employed at such date.  The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the grant date provided that the recipient continues to be employed at that date.  The Performance-Vested Shares vest only upon achievement of specified thresholds of cumulative TSR as compared to a specified peer group.  The Performance-Vested Shares shall vest on a sliding scale from 50% vesting for performance at the 33rd percentile level relative to peers (with zero vesting below the 33% level) to 100% vesting for performance at the 50th  percentile level.  Performance-Vested Shares that are eligible to vest on a vesting date but do not qualify for vesting become eligible for vesting again on the next vesting date.  All Performance-Vested Shares that do not vest as of the final vesting date will be forfeited on such date.  For the 2014 NEO Awards, the first vesting date was March 8, 2015.  The remaining tranches will be eligible for vesting on each successive March 8, with the final tranche eligible for vesting on March 8, 2017.

The 2014 NEO Awards also consist of the right to earn additional shares of Common Stock upon achievement of a higher TSR Percentile (“Outperformance Shares”).  The Outperformance Shares are earned in increasing increments based on a TSR Percentile attained over a specified threshold.  Outperformance Shares may be earned on any vesting date to the extent that the applicable TSR Percentile ranking thresholds are met in three installments on the vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the grant date.  The Outperformance Shares shall be issued on a sliding scale beginning for performance at the 50th percentile level relative to peers, up to potential issuance of the full number of Outperformance Shares for performance at the 100th  percentile level.  Outperformance Shares that are earned at a vesting date will be issued to the recipient; however, prior to such issuance, the recipient is not entitled to stockholder rights with respect to Outperformance Shares.  Outperformance Shares that are eligible to be earned but remain unearned on a vesting date become eligible to be earned again on the next vesting date.  The right to earn any theretofore unearned Outperformance Shares terminates immediately following the final vesting date.  The following peer group was approved for TSR ranking purposes for the 2014 equity grants:

Abraxas Petroleum Corp. (AXAS)	Clayton Williams Energy, Inc. (CWEI)	PDC Energy, Inc. (PDCE)
Approach Resources, Inc. (AREX)	Comstock Resources Inc. (CRK)	Rosetta Resources, Inc. (ROSE)
Bill Barrett Corp. (BBG)	Denbury (DNR)	Sanchez Energy Corp. (SN)
Bonanza Creek Energy, Inc. (BCEI)	Forest Oil Corporation (FST)	Swift Energy Co. (SFY)
Callon Petroleum Company (CPE)	Goodrich Petroleum Corp. (GDP)	W&T Offshore Inc. (WTI)
Carrizo Oil & Gas Inc. (CRZO)	Laredo Petroleum, Inc. (LPI)

The vesting schedule for the above awards continues as long as the recipient is employed by the Company or, in the case of the CEO and the President, effects a qualifying retirement.  Any unvested shares are forfeited upon a recipient’s termination of employment with the Company, other than in the event of a qualifying retirement.  Upon death or disability, all Time-Vested Shares and Performance-Vested Shares shall vest, but any unearned Outperformance Shares are no longer eligible to be earned.  Upon a change in control (as defined by the Plan), all Time-Vested Shares and Performance-Vested Shares may vest, at the discretion of the Board, on the terms set forth in the Plan, and any unearned Outperformance Shares will vest only to the extent that the applicable performance thresholds are met in the change in control transaction.  Vesting will automatically accelerate on an individual’s death or disability or under certain other events such as dissolution of the Company.  The vesting of the shares of restricted stock also accelerates under certain circumstances described in the Employment Agreements for each NEO, as described below.  All shares of restricted stock are subject to forfeiture if the NEOs do not continue to be employed at specified dates in the future and if certain performance metrics are not satisfied.

In addition to the amendments made to the NEO Awards in 2014, the Compensation Committee also reviewed the LTI percentage targets for all executive officers and certain Company employees based on peer company and market data.  Following such review, it was determined that no adjustments were needed in order to bring the percentage targets into ranges that would be consistent with the Company’s compensation philosophy of paying base salaries that are targeted near the midpoint of a range established by this peer and industry review, and potential total compensation, including annual incentive compensation, at the upper range of total compensation at comparable companies if performance targets are met. As such, the 2014 target LTI awards for our NEOs, as a percentage of each executive’s base salary, remained consistent with 2013 levels, as follows:

Executive	2014 LTI Target (As % of Base Salary)
Chief Executive Officer	500%
President	400%
Executive VP – Chief Operating Officer	300%
Executive VP – Chief Financial Officer	300%
Senior VP – General Counsel and Secretary	200%

2015 Amendments to LTI Program

The Board approved the continuation of the LTI Plan for 2015, but provided for significant changes in the 2015 grants.

L&A has been collecting data regarding adjustment of compensation practices of small and mid-cap E&P companies in reaction to the recent commodity price collapse and related stock price deterioration.  Companies are recognizing the need to retain valuable employees and are trying to honor the prior LTI program dollar values to a significant extent.  But some companies are recognizing that funding the LTI program only with equity, in the existing circumstance where the fall in stock price has been dramatic and largely related to the decline in the price of oil, could result in a windfall to the employees and unacceptable dilution when the expected recovery occurs.  With respect to the reduction in the dollar value of LTI programs, L&A advised the Compensation Committee and Board that many small to mid-cap E&P companies are reducing the dollar value of their LTI award pools by about 35%.  To the extent the companies cannot or do not want to fund this entire pool with equity, they are also funding with cash awards vesting over time.

In recognition of the need to reduce operating costs in this low commodity price environment, and based upon the recommendation of L&A and management, the Board reduced LTI target percentages for all Company employees, including the CEO and NEOs, by 35% for 2015.  The new reduced LTI target percentages will be applied to the unreduced base salaries of all those individuals who took voluntary reductions to their base salaries for 2015 for purposes of determining 2015 LTI awards.  The 2015 NEO LTI target percentages are indicated below:

Executive	2015 LTI Target (As % of Unreduced Base Salary)
Chief Executive Officer	325%
President	260%
Executive VP – Chief Operating Officer	195%
Executive VP – Chief Financial Officer	195%
Senior VP – General Counsel and Secretary	130%

Furthermore, the issuance of equity awards in the manner consistent with past practice would be far too dilutive to existing stockholders under the current depressed Company stock price environment and would require the issuance of more shares than are currently available under our equity plan, and so the Compensation Committee and the Board intend to adopt an LTI program for 2015 that will include a combination of stock options and restricted cash grants (including time-vested and performance-vested cash grants for all officers).  As of April 10, 2015, 2,070,997 shares remained available for grant under our equity plan.  The Board intends to grant awards for substantially all of these shares in connection with the 2015 LTI grants, which were not yet completed as of the date of this filing.

Compensation Programs and Potential of Risks

The Compensation Committee and Board have determined that the risks arising from its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Tax Deductibility of Compensation

Section 162(m) of the Code generally limits the corporate income tax deduction for compensation paid to the principal executive officer and each other executive officer shown in the summary compensation table in the Amendment (other than the CFO) to $1 million, unless the compensation is “performance-based compensation” and qualifies under certain other exceptions.  Our policy is primarily to design and administer compensation plans which support the achievement of long-term strategic objectives and enhance shareholder value, whether or not such compensation is deductible under Section 162(m).  Where it is consistent with our compensation philosophy, the Compensation Committee will also attempt to structure compensation programs that are tax-advantageous to us, but cannot ensure that we will be able to do so.

Stock Ownership Guidelines

The Compensation Committee recommended and the Board approved stock ownership guidelines for directors and the executive management team in order to further align the interest of our directors and officers with those of our stockholders.  The policy was effective as of April 1, 2014, and individuals have five years to reach the following stock ownership guidelines: (i) Chief Executive Officer: 6x, (ii) Other NEOs: 3x, (iii) Vice Presidents: 2x, and (iv) directors: 3x the annual cash retainer.  Stock actually owned, as well as stock awarded under time-vested restricted stock awards, is included for purposes of satisfying these guidelines.  Stock values are determined based on the value of the stock at the time it was acquired by the individuals.  Currently, each of the NEOs and two of our independent directors have achieved the stock ownership guidelines.

Policies Against Hedging and Pledging Stock

Under the terms of our Insider Trading Policy that is applicable to our NEOs and directors, such persons are prohibited from engaging in hedging transactions that are designed to hedge or offset a decrease in market value of such person's common stock in the Company.  We prohibit such conduct because to allow such activity the officer could then no longer be exposed to the full risks of ownership and may no longer have the same objectives as the Company’s other stockholders.

In addition, our NEOs and directors may not hold their Company securities in a margin account and may not, without prior approval and in very limited circumstances, pledge Company securities as collateral for any other loan.  The only exception to the prohibition on pledging securities may exist in the case of a non-margin loan where the officer or director was clearly able to demonstrate the financial ability to repay the loan without resort to the pledged securities, and only if such pledge was pre-approved by our General Counsel.  No shares owned by our NEOs or directors are currently pledged.

Clawback Provisions

Our Chief Executive Officer and Chief Financial Officer are currently subject to the forfeiture of bonuses stipulated by Section 304 of the Sarbanes Oxley Act of 2002.  In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), companies will be required to adopt a policy to recover certain compensation in the event of a material accounting restatement.  In 2013, the Board affirmed that the Company will adopt a policy as required by Dodd-Frank when final regulations have been provided by the SEC and the NYSE.  Each officer employment agreement contains a provision that subjects any payment made under the terms of the employment agreement to clawback by the Company pursuant to applicable law and any applicable Company compensation recovery policy as may be in effect from time to time.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our principal executive officer, our principal financial officer and three other most highly compensated executive officers (the NEOs) who served as executive officers as of December 31, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Nicholas J. Sutton(1) Chief Executive Officer	2014 2013 2012	$590,000 $590,000 $540,800	— — —	$3,851,776(2) $4,122,641(3) $1,548,919(4)	— — —	$592,655 $514,038 $600,369	— — —	$15,630 $15,300 $15,000	$5,050,061 $5,241,979 $2,705,088
James M. Piccone(1) President	2014 2013 2012	$415,000 $415,000 $376,480	— — —	$2,167,443(2) $2,319,872(3) $808,713(4)	— — —	$354,244 $289,255 $355,257	— — —	$19,080 $18,540 $18,195	$2,955,767 $3,042,667 $1,558,645
Theodore Gazulis Executive Vice President and Chief Financial Officer	2014 2013 2012	$350,000 $350,000 $322,400	— — —	$1,370,972(2) $1,467,383(3) $461,695(4)	— — —	$268,884 $219,555 $250,539	— — —	$15,630 $15,300 $15,000	$2,005,486 $2,052,238 $1,049,634
Richard F. Betz Executive Vice President and Chief Operating Officer	2014 2013 2012	$350,000 $350,000 $322,400	— — —	$1,370,972(2) $1,467,383(3) $461,695(4)	— — —	$268,884 $219,555 $250,539	— — —	$15,630 $15,300 —	$2,005,486 $2,052,238 $1,034,634
Michael N. Stefanoudakis Senior Vice President, General Counsel and Secretary	2014 2013 2012	$300,000 $300,000 $283,920	— — —	$783,416(2) $883,232(3) $254,118(4)	— — —	$204,864 $167,280 $189,116	— — —	$19,080 $18,540 $18,195	$1,307,360 $1,369,052 $745,349

(1)	Mr. Sutton and Mr. Piccone are also directors of the Company but received no compensation for their services as directors.
(2)

Represents the grant date fair market value, one-half of which is determined based on the Company’s closing stock price on the dates of grant, and one-half of which is determined using a binomial lattice model that incorporates a Monte Carlo simulation.  See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, for a description of the calculation of grant date fair market value.

(3)

Represents the grant date fair market value, two-thirds of which is determined based on the Company’s closing stock price on the dates of grant, and one-third of which is determined using a binomial lattice model that incorporates a Monte Carlo simulation.  See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for a description of the calculation of grant date fair market value.

(4)

Represents the grant date fair market value, two-thirds of which is determined based on the Company’s closing stock price on the dates of grant, and one-third of which is determined using a binomial lattice model that incorporates a Monte Carlo simulation.  See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for a description of the calculation of grant date fair market value.

(5)

With respect to 2014 stock awards, the grant date fair value of the granted shares was calculated based on a closing stock price of $9.19 per share on the date of grant, February 27, 2014.  The value at December 31, 2014 was $1.32 per share.

(6)

Consists of (i) contributions pursuant to the Company’s 401(k) plan to match employee contributions, plus (ii) the value of parking paid for by the Company, if any, and (iii) in 2014, an additional $30 for each NEO representing the value of medical loss ratio rebate received by each NEO.  The 401(k) matching contribution was made for each NEO for the years listed, other than Mr. Betz who did not participate in the 401(k) plan for 2012.  The 401(k) matching contribution for (a) 2014 was $15,600, was paid in 2014 on a period by period matching basis and accrued on the Company’s financial statements in 2014; (b) 2013 was $15,300, was paid in 2013 on a period by period matching basis and accrued on the Company’s financial statements in 2013; and (c) 2012 was $15,000, was paid in 2012 on a period by period matching basis and accrued on the Company’s financial statements in 2012.

Grants of Plan Based Awards

The following table includes plan-based awards made to NEOs in 2014.  During 2014, we granted short term cash incentive plan awards and long term equity incentive awards.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares or Units(2) #	All Other Option Awards: Number of Securities Underlying Options #	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Initial Target ($)	Maximum ($)	Threshold #	Target #	Maximum #
Nicholas J. Sutton	02/27/14 02/27/14 02/27/14	$368,750	$737,500	$1,106,250	— 0 0	— — 171,114(4)	— — 342,228(4)	— 171,114(3) —	— — —	— — —	— 1,572,538 2,279,238
James M. Piccone	02/27/14 02/27/14 02/27/14	$207,500	$415,000	$622,500	— 0 0	— — 96,288(4)	— — 192,576(4)	— 96,288(3) —	— — —	— — —	— 884,887 1,282,556
Theodore Gazulis	02/27/14 02/27/14 02/27/14	$157,500	$315,000	$472,500	— 0 0	— — 60,905(4)	— — 121,810(4)	— 60,905(3) —	— — —	— — —	— 559,717 811,255
Richard F. Betz	02/27/14 02/27/14 02/27/14	$157,500	$315,000	$472,500	— 0 0	— — 60,905(4)	— — 121,810(4)	— 60,905(3 —	— — —	— — —	— 559,717 811,255
Michael N. Stefanoudakis	02/27/14 02/27/14 02/27/14	$120,000	$240,000	$360,000	— 0 0	— — 34,803(4)	— — 69,606(4)	— 34,803(3)—	— — —	— — —	— 319,840 463,576

(1)

Non-equity incentive plan refers to our short-term executive incentive bonus plan, one-half of which is based on Company-wide performance metrics and one-half of which is based on individual performance metrics.

(2)	The 2014 equity grants were made pursuant to the 2009 Performance Incentive Plan.
(3)	The recipient was granted Time-Vested Shares in the amounts listed in the table. These shares vest in three equal annual installments on March 8, 2015, 2016 and 2017.
(4)

The recipient was granted Performance-Vested shares shown in the table.  The Performance-Vested Shares vest only upon achievement of specified thresholds of cumulative TSR as compared to a specified peer group.  A TSR percentile is calculated based on the change in the value of the our common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of 17 peer companies.  The Performance-Vested Shares vest in three installments on vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the grant date to the extent that the applicable TSR Percentile ranking thresholds are met upon those dates.  The Performance-Vested Shares shall vest on a sliding scale from 50% vesting for performance at the 33rd percentile level relative to peers (with zero vesting below the 33% level) to 100% vesting for performance at the 50th  percentile level.  Performance-Vested Shares that are eligible to vest on a vesting date but do not qualify for vesting become eligible for vesting again on the next vesting date. Any Performance-Vested Shares that have not vested by March 8, 2017 will be forfeited.  In addition, the participant shall be entitled to earn a number of additional shares equal to the number of Performance-Vested Shares (the total of Performance-Vested Shares plus potential Outperformance Shares is set forth under the “maximum #” column above) upon achievement of a higher TSR Percentile. The Outperformance Shares are earned in increasing increments based on a TSR Percentile attained over a specified threshold. Outperformance Shares may be earned on any vesting date to the extent that the applicable TSR Percentile ranking thresholds are met in three installments on vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the grant date. The Outperformance Shares shall be issued on a sliding scale beginning for performance at the 50th percentile level relative to peers, up to potential issuance of the full number of Outperformance Shares for performance at the 100th  percentile level.  Outperformance Shares that are earned at a vesting date will be issued to the recipient; however, prior to such issuance, the recipient is not entitled to stockholder rights with respect to Outperformance Shares. Outperformance Shares that are eligible to be earned but remain unearned on a vesting date become eligible to be earned again on the next vesting date.  The right to earn any theretofore unearned Outperformance Shares terminates immediately following the final vesting date.  The following peer group was approved for TSR ranking purposes for the 2014 equity grants:

Abraxas Petroleum Corp. (AXAS)	Clayton Williams Energy, Inc. (CWEI)	PDC Energy, Inc. (PDCE)
Approach Resources, Inc. (AREX)	Comstock Resources Inc. (CRK)	Rosetta Resources, Inc. (ROSE)
Bill Barrett Corp. (BBG)	Denbury (DNR)	Sanchez Energy Corp. (SN)
Bonanza Creek Energy, Inc. (BCEI)	Forest Oil Corporation (FST)	Swift Energy Co. (SFY)
Callon Petroleum Company (CPE)	Goodrich Petroleum Corp. (GDP)	W&T Offshore Inc. (WTI)
Carrizo Oil & Gas Inc. (CRZO)	Laredo Petroleum, Inc. (LPI)

(5)

With respect to 2014 stock awards, the grant date fair value of the granted shares was calculated based on a closing stock price of $9.19 per share on the date of grant, February 27, 2014.  The value at December 31, 2014 was $1.32 per share.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table identifies the unvested stock awards for each of the NEOs as of December 31, 2014.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #(1)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested # (1)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $ (4)
Nicholas J. Sutton	__	__	__	__	__	352,462	__	326,279	$895,938
James M. Piccone	__	__	__	__	__	197,034	__	181,003	$499,008
Theodore Gazulis	__	__	__	__	__	123,600	__	112,429	$311,558
Richard F. Betz	__	__	__	__	__	123,600	__	112,429	$311,558
Michael N. Stefanoudakis	__	__	__	__	__	73,282	__	63,844	$181,006

(1)

All equity grants were made pursuant to the 2009 Performance Incentive Plan.  For all 2012 and 2013 share grants reflected in this table, the “Performance-Vested Shares” comprise one-third of the overall grant and the “Time-Vested Shares” comprise two-thirds of the overall grant.  For all 2014 grants included in this table, the “Performance-Vested Shares” comprise one-half of the overall grant and the “Time-Vested Shares” comprise one-half of the overall grant.  The Performance-Vested Shares granted before 2013 vested in four annual installments commencing on December 31 of the year of grant; provided, however, that the Performance-Vested Shares vest only if there has been a 10% annual appreciation in the trading price of the Company’s Common Stock, compounded annually, from the 20 trading-day average stock price at December 31 of the prior year.  At the end of each year during the vesting period, the 20 trading-day average share price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest.  If the 10% threshold is not met, shares that have not vested will roll to the following year.  Any Performance-Vested Shares that have not vested by December 31 of the fourth year following grant will be forfeited.  The Performance-Vested Shares granted in 2013 and 2014 vest in three installments on vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the grant date to the extent that the applicable TSR Percentile ranking thresholds are met upon those dates, as explained in footnote 4 of the Grants of Plan-Based Awards table above.  Time-Vested Shares granted before 2013 generally vest in four equal annual installments on December 31 of the year of grant and December 31 of the succeeding three years, whereas Time-Vested Shares granted in 2013 and 2014 generally vest in three equal annual installments on vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the grant date.  Certain of the Time-Vested and Performance-Vested Shares granted in 2011, 2012 and 2013 to the NEOs vested in 2014.  The share numbers in the table above reflects the shares that remained unvested following such vestings.  In addition to the unvested shares described in the table, each of the NEOs was entitled to earn a number of additional Outperformance Shares as of December 31, 2014 as follows: Nicholas J. Sutton 283,111 shares; James M. Piccone 159,310 shares; Theodore Gazulis 100,768 shares; Richard F. Betz 100,768 shares; and Michael N. Stefanoudakis 57,582 shares.

(2)	Unvested share amounts in this column represent Time-Vested Shares.
(3)	Unvested share amounts in this column represent Performance –Vested Shares.
(4)	Value based on the closing price of the Company’s Common Stock on the NYSE on December 31, 2014 of $1.32.

Option Exercises and Stock Vesting in 2014

During 2014, the NEOs vested in restricted stock awards as described below.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise #	Value Realized on Exercise $	Number of Shares Acquired on Vesting #	Value Realized on Vesting $(1)
Nicholas J. Sutton	—	—	146,910	$ 942,916
James M. Piccone	—	—	80,581	$ 527,830
Theodore Gazulis	—	—	49,317	$ 331,690
Richard F. Betz	—	—	49,317	$ 331,690
Michael N. Stefanoudakis	—	—	33,286	$ 236,424

(1)	Based on the closing prices on the NYSE of the Company’s Common Stock on the dates of vesting. The value at December 31, 2014 was $1.32 per share.

2014 Pension Benefits

The Company has no defined benefit pension plans or supplemental executive retirement plans.

2014 Nonqualified Deferred Compensation Plans

In the year ended December 31, 2014, the Company had no nonqualified plan that provides for deferral of compensation to NEOs.

Retirement and Other Benefit Plans

All of the Company’s full time employees (including the Company’s executive officers) are eligible to participate in a 401(k) plan.  The Company matches all or a portion of employee contributions to the 401(k) plan up to 6% on a bi-weekly basis, with a year-end true up.  A 6% matching contribution was made in 2014 and trued up in March 2015 for all 2014 plan contributions.  The bi-weekly 401(k) match was suspended in 2015 pursuant to the Company’s cost saving measures in light of the depressed commodity price environment.

Other Benefits Plans

The Company offers a variety of health and benefit programs to all employees, including medical, dental, vision, life insurance and disability insurance.  The Company’s executive officers are generally eligible to participate in these employee benefit plans on the same basis as the rest of the Company’s employees.

Potential Payments Upon Termination or Change of Control of Resolute

In April 2011, all of the officers of the Company entered into employment agreements that provide for severance payments upon termination or upon a change of control of the Company.  The severance terms for the NEOs under such agreements are described below under “Employment Agreements.”

The Board has granted restricted stock to certain of the NEOs.  The restricted stock was granted under the 2009 Performance Incentive Plan, which provides that upon the occurrence of certain Change of Control Events, restricted stock will become fully vested.  See “Compensation Discussion and Analysis—Long-Term Incentive Compensation” for a description of the restricted stock grants to NEOs.

The table below reflects the maximum compensation payable to each NEO pursuant to the terms of the NEO employment agreements and our equity compensation plan and related grant agreements upon each NEO’s death, disability, termination without cause or by executive for “good reason” (both outside of, and within, a change in control context), and upon a termination for cause or upon executive’s voluntary termination.  The disclosure below assumes each termination of employment was effective as of December 31, 2014, that our stock price on such date was $1.32 (the reported closing price of our stock on the NYSE on such date), and that no NEO’s benefits are reduced to take into account the effect of Sections 280G and 4999 of the Code.  The actual amounts to be paid upon termination of any NEO are dependent on various factors, which may or may not exist at the time the NEO is actually terminated.  Therefore, the amounts and disclosures below are estimates only, and should be considered “forward looking statements.”

				Without Cause or Resignation for Good Reason
Name	Payment Type	Death or Disability($)	For Cause, Retirement or Resignation without Good Reason ($)	Unrelated to Change in Control ($)	Related to Change in Control ($)(1)
Nicholas J. Sutton	Cash Severance	2,655,000	0	2,655,000	3,982,500
	Pro-Rata Bonus (2)	592,655	0	592,655	592,655
	Accelerated Equity Vesting	895,938 (3)	0(4)	0	1,269,645(5)
	Health Payments	24,700	0	24,700	24,700
	TOTAL	4,168,293	0	3,272,355	5,869,500

James M. Piccone	Cash Severance	1,452,500	0	1,452,500	2,075,000
	Pro-Rata Bonus(2)	354,244	0	354,244	354,244
	Accelerated Equity Vesting	499,008 (3)	0(4)	0	709,297(5)
	Health Payments	24,700	0	24,700	24,700
	TOTAL	2,330,452	0	1,831,444	3,163,241

Theodore Gazulis	Cash Severance	997,500	0	997,500	1,330,000
	Pro-Rata Bonus(2)	268,884	0	268,884	268,884
	Accelerated Equity Vesting	311,558 (3)	0	0	444,572(5)
	Health Payments	24,700	0	24,700	24,700
	TOTAL	1,602,642	0	1,291,084	2,068,156

Richard F. Betz	Cash Severance	997,500	0	997,500	1,330,000
	Pro-Rata Bonus(2)	268,884	0	268,884	268,884
	Accelerated Equity Vesting	311,558 (3)	0	0	444,572(5)
	Health Payments	35,136	0	35,136	35,136
	TOTAL	1,613,078	0	1,301,520	2,078,592

Michael N. Stefanoudakis	Cash Severance	810,000	0	1,080,000	1,080,000
	Pro-Rata Bonus(2)	204,864	0	204,864	204,864
	Accelerated Equity Vesting	181,006 (3)	0	0	257,014(5)
	Health Payments	35,136	0	35,136	35,136
	TOTAL	1,231,006	0	1,320,000	1,557,014

(1)	Termination is related to a Change in Control if it occurs six months before or two years following the Change in Control.

(2)	Because the effective date of termination is assumed to be December 31, 2014, the amounts are equal to 100% of the actual STI payments for the 2014 calendar year.

(3)

The amounts reflect full vesting of all time-vested shares and all performance-vested shares.   The amounts do not reflect Outperformance Shares, except as disclosed pursuant to footnote 5 to this table.

(4)

Upon a “qualified retirement,” these executives retain the right to continue to vest in their previous restricted stock awards.  Because the amount eventually earned under such awards cannot be determined at the time of termination, we have not reflected any amounts in the table above with respect to any such hypothetical retirement.  Assuming a hypothetical retirement took place at December 31, 2014, the value of Mr. Sutton’s time-vested shares would have been $465,250 and the value of Mr. Piccone’s time-vested shares would have been $260,085, based on a closing stock price of $1.32 as of such date.  The value of the performance-vested shares held by such individuals is not quantifiable.

(5)

Amount includes full vesting of all Outperformance Shares outstanding at December 31, 2014, as such amounts are disclosed in footnote 1 to the “Outstanding Equity Awards at 2014 Fiscal Year End” table above.  The actual vesting of Outperformance Shares upon a Change in Control or a termination related to a Change in Control would be determined in accordance with the NEO employment agreements and the equity incentive plan and related grant agreements, based on the facts and circumstances existing at the time.

Employment Agreements

In April 2011, the Company entered into employment agreements with all of the officers of the Company, including the NEOs.  The following is a summary of the terms of the employment agreements.

Each executive employment agreement provides for the payment of annual base salary and annual short-term incentive payment (as a percent of base salary) upon the achievement of certain targets and also provides for the issuance of annual grants of equity or equity related awards (valued as a percentage of base salary).  Each employment agreement also provides that during the term of such agreement, the officer will be entitled to receive such welfare benefits and other fringe benefits (including, but not limited to vacation, medical, dental, life insurance, 401(k) and other employee benefits and perquisites) as the Company may offer from time to time to similarly situated executive level employees, subject to applicable eligibility requirements.  The employment agreements all had an initial term commencing effective on April 1, 2011 and ending on December 31, 2011, with automatic additional one year term extensions (the “extended term”).

Severance Provisions.  If the executive’s employment is terminated by the Company without “cause”, but in the absence of a “change in control”, by the executive with “good reason” (for officers at the level of Senior Vice President and above), or by the Company or by the executive upon his death or disability, the executive is entitled to receive, in addition to earned but unpaid compensation, bonus payments, employee benefits and business expense reimbursements (the “Accrued Payments”), (i) payment of an amount equal to the equivalent of a number of months of his base salary as of the date of termination, (ii) payment of an amount equal to a multiple of the executive’s target STI payment, (iii) payment of an amount equal to a pro-rata portion of the target STI payment that executive would have been entitled to for the calendar year of termination (a “Pro Rata Bonus”), and (iv) reimbursement on a monthly basis of premiums for payments for COBRA health care coverage for 18 months (the payments described in (i) through (iv) are collectively referred to as the “Severance Payments”).  The terms “cause”, “change in control” and “good reason” have the definitions set forth in the employment agreement.  For subpart (i), the number of months is 24 for the Chief Executive Officer, 21 for the President, 18 for Executive and Senior Vice Presidents and 12 for Vice Presidents.

If the executive’s employment is terminated by the Company without cause, or by the executive with good reason, within six months prior to the occurrence of a change in control or within two years following a change in control, such executive is entitled to receive, in addition to Accrued Payments, (i) an amount equal to a multiple of the sum of (a) the executive’s annual base salary as of the termination date, or, if greater, as of the date of the change in control, plus (b) his target STI payment, calculated based on his annual base salary as of the termination date, or, if greater, as of the date of the change in control, (ii) payment of the Pro-Rata Bonus, and (iii) reimbursement on a monthly basis of premiums for payments for COBRA health care coverage for 18 months (the payments described in (i) through (iii) are collectively referred to as the “Change in Control Severance Payments”).   The multiple in subpart (i) is 3x for the Chief Executive Officer, 2.5x for the President, 2x for Executive and Senior Vice Presidents and 1.5x for Vice Presidents.  In connection with the approval of the salary reductions effective February 1, 2015, for the officers (including the NEOs), the Board approved the Company to enter into amendments to the employment agreements that require any severance payments made under such agreements (whether in the context of a change in control or otherwise during 2015) to use the 2014 (unreduced) salaries for any severance award calculations.

Vesting of Equity Awards.    The employment agreements contain double trigger equity vesting provisions upon a change in control.  Following a change in control, any time-based equity awards that remain unvested will continue to vest on the previously established vesting date of such award; provided however, that in the event of a termination of the executive’s employment by the Company (or its successor) for any reason other than for cause, or a termination of his employment by the executive for good reason, within two years following a change in control, such unvested equity awards will immediately and automatically vest in full and, in the case of options or other exercisable equity awards, will remain exercisable for two years following such termination of employment.  In addition, upon a change in control, any performance-based equity awards held by the executive will vest only to the extent that the stock price target or other performance thresholds applicable to such awards are met in the change in control transaction, as determined by the Board in its reasonable discretion.  Any performance-based equity awards held by the executive that are not vested under the preceding sentence will be automatically converted to time-based equity awards in equal one-third proportions and the vesting of those awards will be amended such that those awards shall vest over the executive’s next three regularly scheduled vesting dates.

In addition, if the executive’s employment is terminated (i) by the Company for any reason other than for cause or (ii) by the executive for good reason within the six months prior to the occurrence of a change in control, then the executive will be treated for purposes of the vesting of equity awards as if he continued to be employed through the date of the change in control and the termination of his employment occurred immediately following the change in control.

No Tax Gross-Ups.  There is no 280G gross-up provided in the employment agreements.

Other Provisions.  In the employment agreement, each officer agreed: (i) that all intellectual property developed, and business opportunities as to which such executive became aware, during his employment belong to the Company, (ii) to maintain confidentiality of proprietary information, and (iii) to turn over to the Company all business records during, and upon termination of, employment.  In addition, pursuant to the employment agreement, the Company has the right, in its sole discretion, to agree to make severance payments to any executive officer for up to a specified number of months following termination other than for Cause (as defined in such agreement), or upon voluntary resignation following a reduction in annual salary.  Severance payments would be based on the executive’s salary immediately prior to termination.  During the period in which severance payments are being made, the executive could not engage in the oil and gas business in an area within a ten mile radius of the boundaries of any property interest of the Company (the “Non-Compete”).  In addition, the executive would be subject to the Non-Compete, even if no severance is paid, if the executive resigned other than for Good Reason (as defined in such agreement) or following a salary reduction, the executive was terminated for Cause, or the executive had breached any material provision of the employment agreement.  In addition, the executive would be in all events prohibited during a specified period following termination from inducing any other employee of the Company to terminate his employment or cease providing services to the Company.

The non-compete period for the Chief Executive Officer, the President and all Executive and Senior Vice Presidents is 18-24 months and the period for Vice Presidents is 12-18 months, depending upon the circumstances of termination.

The timing and amount of any Severance Payments or Change in Control Severance Payments to the executive may be modified by the Company to comply with, and to avoid additional taxes or interest under, Section 409A of the Code.

Clawback Provisions.  Each employment agreement also contains a provision that subjects any payment made under the terms of the employment agreement to clawback by the Company pursuant to applicable law and any applicable Company compensation recovery policy as may be in effect from time to time.

This description of the employment agreements is qualified in its entirety by the complete copies of the various employment agreements attached to the Form 8-K filed by the Company on April 26, 2011.

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis with the management of the Company, and, based on such review and discussion, have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:

James E.  Duffy, Chairman

Gary L. Hultquist

William K. White

EQUITY PLAN INFORMATION

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding shares of our Common Stock issuable under our compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	$ 0.00	2,030,560 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	0	$0.00	2,030,560
(1)

This represents the shares remaining available for issuance under the 2009 Performance Incentive Plan as of December 31, 2014.  Awards under the plan may be made in the form of options, restricted stock, restricted stock units or stock appreciation rights.  As of April 10, 2015, the Company had (i) 2,070,997 shares remaining available for future issuance under such plan, (ii) no options outstanding, and (iii) an aggregate of 2,604,313 shares of restricted stock outstanding (issued under the plan) that were subject to future vesting.

COMPENSATION OF DIRECTORS

In March 2013, and based on the results of a Board compensation study by L&A, the Board approved the following annual cash compensation for non-employee directors: annual retainer of $50,000, fees of $2,000 for each Board meeting and $1,000 for each committee meeting, and additional annual compensation of $15,000 for the chairman of the Audit Committee, $10,000 for the chairman of the Compensation Committee, $10,000 for the chairman of the Corporate Governance/Nominating Committee and $7,500 for the Lead Independent Director.  This cash compensation program commenced at the beginning of the second quarter of 2013 and was also maintained by the Board for 2014, and the cash fees appearing in the director compensation table below reflect the cash compensation paid during 2014 under this same program.  Effective on April 1, 2015, the Board approved the reduction of the annual retainer for non-employee directors by 20% to $40,000 annually, in keeping with the cost-saving measures reflected in the reductions in 2015 base salaries of the Company’s officers.

In addition, non-employee directors receive equity compensation, which is generally issued in March of each year.  In March 2013, the Board approved an increase in the value of the equity compensation to be paid to the independent directors to $125,000 annually, based on the results of the Board compensation study by L&A, and the same compensation was also maintained by the Board for 2014.

On February 27, 2014, awards of 14,501 shares of restricted stock were made to each of the non-employee directors at that time: William Cunningham, James Duffy, Thomas Hicks, Jr., Robert Swartz and Gary Hultquist, and an award of 11,823 shares of restricted stock was made to William White on May 7, 2014.  All the shares vested on March 8, 2015.  The number of shares awarded Messrs. Cunningham, Duffy, Hicks, Swart and Hultquist was determined by dividing the nominal “equity” payment of $125,000 by the average closing stock price of the Company’s Common Stock on the NYSE for the last 60 trading days before the date of grant, which was calculated as $8.62.  The number of shares awarded Mr. White was consistent with the 2014 compensation for Non-Employee Directors, but adjusted for Mr. White’s 8 months of service in 2014, representing a 75% proration of the annual equity payment and based on the immediately preceding 60 trading day average closing price of the Company’s Common stock before the date of grant. The amounts in the director compensation table below represent the fair value of the restricted stock grants made to Messrs. Cunningham, Swartz, Duffy, Hicks and Hultquist in February 2014 and to Mr. White in May 2014.

Mr. Richard Covington, a former director, was awarded 14,501 stock appreciation rights in March 2014.  Mr. Covington was not permitted to receive stock awards pursuant to the terms of his contractual arrangements with NGP and the right to receive the cash settlement of the stock appreciation rights was assigned by him to NGP.  Cash payments in settlement of the stock appreciation rights would have been based on the difference between the closing price of the Common Stock on the vesting date of the stock appreciation rights on March 8, 2015, and the average closing stock price of the Company’s Common Stock on the NYSE for the last 60 trading days before the date of grant, which was calculated as $8.62.  However, the stock appreciation rights were forfeited upon the expiration date of Mr. Covington’s term in May 2014 and did not vest.  The amounts in the director compensation table below represent the fair value of the stock appreciation rights grant made to Mr. Covington in 2014.

In addition, each director is reimbursed for any out-of-pocket expenses incurred by such director in connection with attending meetings of the Board or its committees.  Each director is covered by a liability insurance policy paid for by the Company and is indemnified, to the fullest extent permitted under Delaware law, by the Company for his or her actions associated with being a director.  The Company has also entered into indemnification agreements with each of its directors.

Director Compensation

The following table summarizes the compensation we paid to our non-employee directors for the year ended December 31, 2014. Messrs. Sutton and Piccone are not included in this table because as employees of the Company they receive no additional compensation for their services as directors.  The compensation received by Messrs. Sutton and Piccone as employees is shown in “—Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Richard L. Covington(2)	$42,126(3)	—	$26,749(3)	—	—	—	$68,875
William H. Cunningham(4)	$85,375	$133,264	—	—	—	—	$218,639
Robert M. Swartz (4)	$96,000	$133,264	—	—	—	—	$229,264
James E. Duffy	$91,000	$133,264	—	—	—	—	$224,264
Thomas O. Hicks, Jr.	$81,833	$133,264	—	—	—	—	$215,097
Gary L. Hultquist	$74,000	$133,264	—	—	—	—	$207,264
William K. White	$53,334	$ 87,136	—	—	—	—	$140,470

(1)	Amounts are based on the fair value of the restricted stock or stock appreciation rights awards, as applicable, on the date of grant.
(2)	Mr. Covington did not stand for re-election upon the expiration of his term at the 2014 Annual Meeting.
(3)	Fees and awards earned by Mr. Covington were issued directly to NGP pursuant to internal NGP rules.
(4)	Messrs. Cunningham and Swartz resigned their positions from the Board effective March 25, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, based in part upon information supplied by officers, directors and principal stockholders, sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock par value, $0.0001 per share (“Common Stock”), as of April 10, 2015 by (i) each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, (ii) each of the Company’s Named Executive Officers, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.  Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.  Voting power is the power to vote or direct the voting of securities, and dispositive power is the power to dispose of or direct the disposition of securities.  The address for all directors and officers is c/o Resolute Energy Corporation, 1700 Lincoln Street, Suite 2800, Denver, CO 80203.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
SPO Advisory Corp. 591 Redwood Highway, Suite 3215 Mill Valley, CA 94941	17,112,010	(2)	22.1%
Sageview Capital Master, L.P. 55 Railroad Avenue Greenwich, CT 06830	4,818,611	(3)	6.2%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	4,692,334	(4)	6.1%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	4,082,142	(5)	5.3%
James E. Duffy	51,608	(6)	*
Gary L. Hultquist	14,501	(7)	*
Thomas O. Hicks, Jr.	77,729	(8)	*
William K. White	11,823	(9)	*
Nicholas J. Sutton	1,939,464	(10)	2.5%
James M. Piccone	890,520	(11)	1.2%
Theodore Gazulis	693,414	(12)	*
Richard F. Betz	620,084	(13)	*
Michael N. Stefanoudakis	190,910	(14)	*
All directors and executive officers as a group (11 persons)	4,857,885	(15)	6.3%
*	Represents less than 1% of the outstanding shares of Common Stock.
(1)

Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(d), 13(g) and 16(a) of Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information made known to the Company.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 10, 2015 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Restricted stock subject to conditions on vesting is considered issued and outstanding for all purposes.  The percentage of beneficial ownership is based on 77,423,098 shares of Common Stock outstanding as of April 10, 2015.

(2)

This disclosure is based on the Schedule 13D/A filed with the SEC on September 29, 2014 by SPO Advisory Corp. on behalf of SPO Partners II, L.P., SPO Advisory Partners, L.P., San Francisco Partners, L.P., SF Advisory Partners, L.P., SPO Advisory Corp., John H. Scully, Edward H. McDermott, Phoebe Snow Foundation, Inc., Eli J. Weinberg.  The amount disclosed consists of 17,112,010 shares of Common Stock.  Messrs. Scully and McDermott are the two controlling persons of SPO Advisory Corp., which is the sole general partner of the sole general partners of SPO Partners II, L.P. and San Francisco Partners, L.P., and may be deemed to beneficially own the shares owned by SPO Partners II, L.P. and San Francisco Partners, L.P.  Of these shares, SPO Partners II, L.P., through its sole general partner, SPO Advisory Partners, L.P., holds sole voting and dispositive power over 16,438,110 shares of Common Stock; SPO Advisory Partners, L.P., through its sole general partner, SPO Advisory Corp., and in its capacity as sole general partner of SPO Partners II, L.P., holds sole voting and dispositive power over 16,438,110 shares of Common Stock; San Francisco Partners, L.P., through its sole general partner, SF Advisory Partners, L.P., holds sole voting and dispositive power over 673,900 shares of Common Stock; SF Advisory Partners, L.P., through its sole general partner SPO Advisory Corp and in its capacity as sole general partner of San Francisco Partners, L.P. holds sole voting and dispositive power over 673,900 shares of Common Stock; SPO Advisory Corp, in its capacity as sole general partner of each of SPO Advisory Partners, L.P. and SF Advisory Partners, L.P., holds sole voting and dispositive power with respect to 17,112,010 shares of Common Stock.  Power is exercised through three controlling persons of SPO Advisory Corp., John H. Scully, Edward H. McDermott and Eli J. Weinberg.  John H. Scully holds sole voting and dispositive power over 79,100 shares of Common Stock, including 5,200 shares held in the John H. Scully Individual Retirement Account, which is self-directed, and 73,900 shares of Common Stock which may be deemed beneficially owned by Mr. Scully in his capacity as controlling person, sole director and executive officer of Phoebe Snow Foundation, Inc., and shared voting and dispositive power over 17,112,010 shares of Common Stock beneficially owned by Mr. Scully solely in his capacity as one of three controlling persons of SPO Advisory Corp.  Edward H. McDermott holds sole voting and dispositive power over 900 shares of Common Stock held in the Edward H. McDermott Individual Retirement Account, which is self-directed, and shared voting and dispositive power over 17,112,010 shares of Common Stock beneficially owned by Mr. McDermott solely in his capacity as one of three controlling persons of SPO Advisory Corp.  Eli J. Weinberg holds sole voting and dispositive power over 0 shares of Common Stock, and shared voting and dispositive power over 17,112,010 shares of Common Stock beneficially owned by Mr. Weinberg solely in his capacity as one of three controlling persons of SPO Advisory Corp.

(3)

This disclosure is based on a Schedule 13D filed with the SEC on May 20, 2013 on behalf of each of the following persons: (i) Sageview Capital Master, L.P. (“Sageview Master”); (ii) Sageview Capital Partners (A), L.P. (“Sageview (A)”); (iii) Sageview Capital Partners (B), L.P. (“Sageview (B)”); (iv) Sageview Partners (C) (Master), L.P. (“Sageview (C)”); (v) Sageview Capital GenPar, L.P. (“Sageview GenPar”); (vi) Sageview Capital MGP, LLC (“Sageview MGP”); (vii) Edward A. Gilhuly; and (viii) Scott M. Stuart.  Sageview Master is a Cayman Islands exempted limited partnership formed in order to engage in the acquiring, holding and disposing of investments in various companies.  Sageview (A), Sageview (B) and Sageview (C) (collectively, the “Sageview Shareholders”) are collectively the holders of 100% of the interest in Sageview Master.  Sageview GenPar is a Delaware limited partnership formed to be the sole owner of Sageview Capital GenPar, Ltd., which was formed to act as the general partner of each of the Sageview Shareholders and Sageview Master.  Sageview MGP is the general partner of Sageview GenPar.  The managing members and controlling persons of Sageview MGP are Edward A. Gilhuly and Scott M. Stuart.  Sageview Master beneficially owns 4,818,611 shares of Common Stock. Sageview Master has sole voting power and sole dispositive power over the 4,818,611 shares of Common Stock.  Sageview (A) beneficially owns 4,818,611 shares of Common Stock.  Sageview (A) has shared voting power and shared dispositive power over the 4,818,611 shares of Common Stock.  Sageview (B) beneficially owns 4,818,611 shares of Common Stock. Sageview (B) has shared voting power and shared dispositive power over the 4,818,611 shares of Common Stock.  Sageview (C) beneficially owns 4,818,611 shares of Common Stock.  Sageview (C) has shared voting power and shared dispositive power over the 4,818,611 shares of Common Stock.  Sageview GenPar may be deemed to beneficially own 4,818,611 shares of Common Stock by virtue of being the sole shareholder of the general partner of each of the Sageview Shareholders.  Sageview GenPar has sole voting power and sole dispositive power over the 4,818,611 shares of Common Stock.  Sageview MGP may be deemed to beneficially own 4,818,611 shares of Common Stock by virtue of being the general partner of Sageview GenPar.  Sageview MGP has sole voting power and sole dispositive power over the 4,818,611 shares of Common Stock.  As a managing member of Sageview MGP, each of Messrs. Stuart and Gilhuly may be deemed to beneficially own any shares of Common Stock that Sageview MGP may beneficially own or be deemed to beneficially own.  Each such individual disclaims beneficial ownership of such shares.

(4)

This disclosure is based on an Amendment No. 1 to Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on January 30, 2015.  BlackRock is the beneficial owner of 4,692,334 shares of Common Stock as a result of being a parent holding company to the following subsidiaries which are subsidiaries holding shares of Common Stock: BlackRock Advisors (UK) Limited; BlackRock Advisors, LLC; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Ltd; and BlackRock Investment Management, LLC.

(5)

This disclosure is based on a Schedule 13G filed by The Vanguard Group (“Vanguard”), a parent holding company, with the SEC on February 10, 2015.  Vanguard is the beneficial owner of 4,082,142 shares of Common Stock with sole dispositive power over 3,980,191 shares, shared dispositive power over 101,951 shares, sole voting power over 110,251 shares, and shared voting power over 3,971,891 shares.  Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 101,951 shares as a result of its serving as investment manager of collective trust accounts.  Vanguard Investments Australia, Ltd. (“VIA”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 8,300 shares as a result of its serving as investment manager of Australian investment offerings.

(6)	This disclosure includes no shares of restricted stock that are subject to future vesting.
(7)	This disclosure includes no shares of restricted stock that are subject to future vesting.
(8)	This disclosure includes no shares of restricted stock that are subject to future vesting.
(9)	This disclosure includes no shares of restricted stock that are subject to future vesting.
(10)	This disclosure includes 330,751 shares held by the reporting person in retirement accounts and 547,038 shares of restricted stock that are subject to future vesting.
(11)	This disclosure includes 303,926 shares of restricted stock that are subject to future vesting.
(12)

This disclosure includes 442,350 shares held by the reporting person in a revocable trust, 43,913 shares held in custodial accounts and 8,000 shares held in a deceased family member’s estate of which the reporting person is the sole beneficiary, and 189,151 shares of restricted stock that are subject to future vesting.

(13)	This disclosure includes 53,309 shares held by the reporting person in custodial accounts and 189,151 shares of restricted stock that are subject to future vesting.
(14)	This disclosure includes 108,912 shares of restricted stock that are subject to future vesting.
(15)	This disclosure includes 1,490,931 shares of restricted stock that are subject to future vesting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has entered into agreements to indemnify its directors and NEOs. Under these agreements, the Company is obligated to indemnify its directors and officers to the fullest extent permitted under the Delaware General Corporation Law for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by them in any action or proceeding arising out of their services as a director or officer. The Company believes that these agreements are necessary in attracting and retaining qualified directors and officers.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the Company’s Code of Business Conduct and Ethics, the Board will review and approve all relationships and transactions in which it and its directors, director nominees and executive officers and their immediate family members, as well as holders of more than 5% of any class of its voting securities and their family members, have a direct or indirect material interest.  In approving or rejecting such proposed relationships and transactions, the Board shall consider the relevant facts and circumstances available and deemed relevant to this determination.  The Company has designated its Senior Vice President and General Counsel, Michael N. Stefanoudakis, as the compliance officer to generally oversee compliance with the Code of Business Conduct and Ethics.

Director Independence

See information above under “Item 10. – Directors, Executive Officers and Corporate Governance -Corporate Governance” which is incorporated in this subsection by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEE AND SERVICES

The Audit Committee of the Board has appointed KPMG LLP (“KPMG”) to act as our independent registered public accounting firm for the fiscal year ending December 31, 2015.  KPMG has served as our independent registered public accounting firm since December 21, 2009.

Fees Paid to Principal Accountants

The following table presents the aggregate fees billed for the indicated services performed by KPMG for the 2013 and 2014 fiscal years.

	2013	2014
Audit fees (1)	$480,000	$740,000
Audit‑related fees (2)	185,000	—
Tax fees	—	—
All other fees	—	—
Total	$665,000	$740,000

(1)

Audit Fees consist of the aggregate fees billed for professional services rendered by KPMG for the audit of the Company’s annual financial statements and review of the financial statement included in the Company’s quarterly reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory and regulatory filings or engagement.

(2)	Audit-Related Fees consist of the aggregate fees billed for the issuance of consents and comfort letters associated with various securities offerings.

Audit Committee Pre-Approval Policy

The charter of the Audit Committee includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant.  The committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and permissible non-audit services, subject to any exception under Section 10A of the Exchange Act and the rules promulgated thereunder.  Pre-approval authority may be delegated to a committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full committee at its next scheduled meeting.  All of the services described in “Fees Paid to Principal Accountants” were approved by the Audit Committee pursuant to the pre-approval policies.

Report of the Audit Committee

Our management is responsible for the preparation of our financial statements, and our independent registered public accounting firm, KPMG, is responsible for auditing our annual financial statements and expressing an opinion as to whether they are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States.  The Audit Committee is responsible for, among other things, reviewing and selecting our independent registered public accounting firm, reviewing our annual and interim financial statements and pre-approving all engagement letters and fees for auditing services.

In the performance of its oversight function in connection with our financial statements as of and for the year ended December 31, 2014, the Audit Committee has:

•	Reviewed and discussed the audited financial statements with management;
•	Discussed with KPMG the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees;
•

Received the written disclosures and the letter from KPMG required by applicable requirements of the Public Company Accounting Oversight Board regarding KPMG’s communications with the Audit Committee concerning independence, and has discussed with KPMG its independence; and

•	Reviewed and approved the services provided by KPMG.

Based upon the reports and discussions described above, and subject to the limitations on the roles and responsibilities of the Audit Committee referred to in its charter, the Audit Committee recommended to the Board, and the Board has approved, that the Company’s audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 5, 2015.

AUDIT COMMITTEE*:
Gary L. Hultquist
James E. Duffy William K. White

* Note:  The Audit Committee was comprised of James Duffy, William Cunningham and Robert Swartz at the time that the Original Form 10-K was approved and filed.  Messrs. Cunningham and Swartz resigned from the Board effective on March 25, 2015.  Messrs. Hultquist and White were appointed to the Audit Committee on March 25, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE ENERGY CORPORATION		Dated: April 30, 2015

By:	/s/ Nicholas J. Sutton
Nicholas J. Sutton, Chief Executive Officer and Director