Form 10-Q
period 2015-03-31
Resolute Energy Corp
filed 2015-05-11
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 77,398,070 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, our production and cost guidance for 2015; anticipated capital expenditures in 2015 and the sources of such funding; availability of alternative oil purchase markets and oil takeaway systems; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to evaluate and pursue de-levering transactions, including joint ventures and non-core asset sales; liquidity and availability of capital including projections of free cash flow; additional future potential full cost ceiling impairments; future downward adjustments in estimated proved reserves as a result of low commodity prices; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; production rates, decline rates and estimated ultimate recoveries of oil and gas; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, and the resource potential of such projects; and the prospectivity of our properties and acreage. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2014, and such things as:

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

•	risks related to our level of indebtedness;
•	our ability to fulfill our obligations under our revolving credit facility, secured term loan facility, the senior notes and any additional indebtedness we may incur;
•	constraints imposed on our business and operations by our revolving credit facility, senior notes and secured debt may limit our ability to execute our business strategy;
•	our future cash flow, liquidity and financial position;
•	the success of our business and financial strategy, derivative strategies and plans;
•	risks associated with all of our Aneth Field oil production being purchased by a single customer and connected to such customer with a pipeline that we do not own or control;
•	inaccuracies in reserve estimates;
•	future write downs of the carrying value of our oil and gas properties;
•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;
•	the amount, nature and timing of our capital expenditures, including future development costs;
•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;
•	the effectiveness and results of our CO2 flood program at Aneth Field;
•

our relationship with the Navajo Nation, the local community in the area where we operate Aneth Field, and Navajo Nation Oil and Gas Company, as well as certain purchase rights held by Navajo Nation Oil and Gas Company;

•	the impact of any U.S. or global economic recession;
•	the success of the development plan for and production from our oil and gas properties;
•	the timing and amount of future production of oil and gas;
•	the completion, timing and success of drilling on our properties;

•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
•	risks and uncertainties in the application of available horizontal drilling and completion techniques;
•	uncertainty surrounding occurrence and timing of identifying drilling locations and necessary capital to drill such locations;
•	our ability to fund and develop our estimated proved undeveloped reserves;
•	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;
•	our operating costs and other expenses;
•	our success in marketing oil and gas;
•

the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations, including changes in Navajo Nation laws, and the potential for increased regulation of drilling and completion techniques, underground injection or fracing operations;

•	our relationship with the local communities in the areas where we operate;
•	the availability of water and our ability to adequately treat and dispose of water after drilling and completing wells;
•

acquisitions and other business opportunities (or lack thereof) that may be presented to and pursued by us, and the risk that any opportunity currently being pursued will fail to consummate or encounter material complications;

•	our ability to achieve the growth and benefits we expect from our acquisitions;
•	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;
•	the concentration of our producing properties in a limited number of geographic areas;
•	the success of our derivatives program;
•	potential changes to regulations affecting derivatives instruments;
•	environmental liabilities under existing or future laws and regulations;
•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
•	competition in the oil and gas industry;
•	developments in oil and gas producing countries;
•	loss of senior management or key technical personnel;
•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;
•	potential delays in the upgrade of third-party electrical infrastructure serving Aneth Field and potential power supply limitations;
•	timing of installation of gathering infrastructure in areas of new exploration and development;
•	potential breakdown of equipment and machinery relating to the Aneth compression facility;
•	losses possible from pending or future litigation;
•	risks related to our common stock including potential delisting from the NYSE, complication of “penny stock” rules and potential declines in our stock prices and dilution to stockholders;
•	risk factors discussed or referenced in this report; and
•	other factors, many of which are beyond our control.

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

You are urged to consider closely the disclosure in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, in particular the factors described under “Risk Factors.”

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$580	$4,352
Accounts receivable	45,056	57,909
Derivative instruments	75,495	72,753
Prepaid expenses and other current assets	1,924	1,858
Total current assets	123,055	136,872
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	247,290	270,375
Proved	1,756,520	1,706,847
Other property and equipment	10,026	9,994
Accumulated depletion, depreciation and amortization	(995,409)	(744,220)
Net property and equipment	1,018,427	1,242,996
Other assets:
Restricted cash	21,494	19,858
Deferred income taxes	26,911	869
Derivative instruments	37,777	39,799
Other assets	168	182
Total assets	$1,227,832	$1,440,576
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,758	$25,781
Accrued expenses	48,783	65,799
Accrued interest payable	14,239	5,739
Asset retirement obligations	631	327
Deferred income taxes	26,911	23,223
Secured term loan facility	1,491	1,494
Total current liabilities	107,813	122,363
Long term liabilities:
Revolving credit facility	237,172	231,936
Secured term loan facility	133,876	133,199
Senior notes	395,132	394,807
Asset retirement obligations	31,633	31,013
Other long term liabilities	910	640
Total liabilities	906,536	913,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,440,693 and 77,634,737 shares at March 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	649,638	646,738
Accumulated deficit	(328,350)	(120,128)
Total stockholders’ equity	321,296	526,618
Total liabilities and stockholders’ equity	$1,227,832	$1,440,576

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Oil	$36,344	$80,605
Gas	3,814	7,986
Natural gas liquids	975	2,287
Total revenue	41,133	90,878
Operating expenses:
Lease operating	20,356	28,654
Production and ad valorem taxes	5,890	10,598
Depletion, depreciation, amortization, and asset retirement obligation accretion	31,912	31,908
Impairment of proved oil and gas properties	220,000	—
General and administrative	7,311	8,643
Total operating expenses	285,469	79,803
Income (loss) from operations	(244,336)	11,075
Other income (expense):
Interest expense, net	(11,156)	(7,796)
Commodity derivative instruments gain (loss)	24,910	(7,934)
Other income	6	1
Total other income (expense)	13,760	(15,729)
Loss before income taxes	(230,576)	(4,654)
Income tax benefit	22,354	1,106
Net loss	$(208,222)	$(3,548)
Net loss per common share:
Basic and diluted	$(2.80)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	74,284	73,540

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2015	77,635	$8	$646,738	$(120,128)	$526,618
Issuance of stock, restricted stock and share-based compensation	1	—	3,052	—	3,052
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(195)	—	(152)	—	(152)
Net loss	—	—	—	(208,222)	(208,222)
Balance as of March 31, 2015	77,441	$8	$649,638	$(328,350)	$321,296

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(208,222)	$(3,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	31,912	31,908
Impairment of proved oil and gas properties	220,000	—
Amortization of deferred financing costs and long-term debt premium and discount	1,497	599
Share-based compensation	3,034	2,890
Commodity derivative instruments loss (gain)	(24,910)	7,934
Commodity derivative settlement gains (losses)	24,190	(4,750)
Deferred income taxes (benefit)	(22,354)	(1,106)
Change in operating assets and liabilities:
Accounts receivable	12,872	27,570
Other current assets	(66)	24
Accounts payable and accrued expenses	(15,820)	(7,370)
Accrued interest payable	8,500	8,501
Net cash provided by operating activities	30,633	62,652
Investing activities:
Oil and gas exploration and development expenditures	(34,054)	(48,998)
Proceeds from sale of oil and gas properties and other	518	4,805
Purchase of other property and equipment	(32)	(1,114)
Restricted cash	(1,636)	(1)
Other	13	29
Net cash used in investing activities	(35,191)	(45,279)
Financing activities:
Proceeds from bank borrowings	60,000	106,000
Repayments of borrowings	(55,375)	(121,000)
Payment of financing costs	(3,687)	—
Redemption of restricted stock for employee income taxes	(152)	(1,492)
Net cash provided by (used in) financing activities	786	(16,492)
Net increase (decrease) in cash and cash equivalents	(3,772)	881
Cash and cash equivalents at beginning of period	4,352	19
Cash and cash equivalents at end of period	$580	$900

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include Resolute and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2014. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated subsequent events that occurred after the balance sheet date, through the date of filing.

Significant Accounting Policies

The significant accounting policies followed by Resolute are set forth in Resolute’s consolidated financial statements for the year ended December 31, 2014. These unaudited condensed consolidated financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the FASB issued new authoritative guidance related to the presentation of deferred financing costs. This authoritative guidance is effective for the annual period beginning after December 15, 2015, including interim reporting periods within that reporting period. The new guidance proscribes the application be applied retrospectively.  The Company has elected to early adopt this guidance in the current quarter. Accordingly, the Company has reclassified all deferred financing costs to a direct deduction from the carrying amounts of debt for the balance sheets at March 31, 2015 and December 31, 2014 (See Note 5 to the condensed consolidated financial statements).

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

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas operations. Accounting rules require Resolute to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects.

At March 31, 2015, the Company recorded a $220 million non-cash impairment of the carrying value of its oil and gas properties as a result of the ceiling test limitation. The Company recorded no ceiling test impairment during the comparable prior year period. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and natural gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Sale of Howard and Martin County Properties

Subsequent to March 31, 2015, the Company sold its Howard and Martin County properties in the Permian Basin for approximately $42 million. The sale closed on May 1, 2015 with an effective date of March 1, 2015.

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Potential dilutive restricted stock	2,245	2,826
Anti-dilutive securities	4,103	35,867

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(208,222)	$(3,548)

Basic weighted average common shares outstanding	74,284	73,540
Add: dilutive effect of non-vested restricted stock	—	—
Diluted weighted average common shares outstanding	74,284	73,540

Basic and diluted net loss per common share	$(2.80)	$(0.05)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	March 31, 2015
Revolving credit facility	$240,000	$—	$(2,828)	$237,172
Secured term loan facility	149,625	(9,940)	(4,318)	135,367
8.50% senior notes	400,000	1,406	(6,274)	395,132
Total	$789,625	$(8,534)	$(13,420)	$767,671
Current portion of secured term loan facility				1,491
Long-term debt				$766,180

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2014
Revolving credit facility	$235,000	$—	$(3,064)	$231,936
Secured term loan facility	150,000	(10,500)	(4,807)	134,693
8.50% senior notes	400,000	1,461	(6,654)	394,807
Total	$785,000	$(9,039)	$(14,525)	$761,436
Current portion of secured term loan facility				1,494
Long-term debt				$759,942

For the three months ended March 31, 2015 and 2014, the Company incurred interest expense on long-term debt of $11.2 million and $7.8 million, respectively. The Company capitalized $4.5 million and $3.8 million of interest expense during the three months ended March 31, 2015 and 2014, respectively.

Revolving Credit Facility

Resolute’s revolving credit facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent (the “Revolving Credit Facility”) with Resolute as the borrower. The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. The revolving Credit Facility matures in March 2018.

In December 2014 we entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement which set the borrowing base at $330 million, eliminated the total debt-to-EBITDA covenant and conformed the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility (defined below). The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility.

Subsequent to March 31, 2015, we entered into the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement which set the borrowing base at $275 million effective April 15, 2015 and included a provision for the sale of the oil and gas properties in Howard and Martin Counties, Texas (which are covered by the purchase and sale agreement executed on March 27, 2015), subject to a $5 million automatic reduction in the borrowing base upon the closing of such sale. Furthermore, the amendment extended the deadline for incurring up to $50 million of additional loans under the Secured Term Loan Agreement (discussed below) to May 31, 2015, amended the claw back provision related thereto such that the borrowing base will be reduced automatically upon such incurrence by an amount equal to 20% of the principal amount of such additional loans (rather than the 90% claw back provision previously in effect) and modified the maximum first lien leverage ratio covenant so that the ratio level will not step down to 2.0 to 1.0 until the aggregate outstanding principal balance of the second lien debt exceeds $200 million (rather than when it equals or exceeds $200 million).

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

As of March 31, 2015, outstanding borrowings were $240 million, under a borrowing base of $330 million. As of the date of this filing, our borrowing base is $270 million.  The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued at March 31, 2015. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, we would be required to eliminate that excess over 120 days following that determination. The Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of March 31, 2015, the weighted average interest rate on the outstanding balance under the Revolving Credit Facility was 2.23%. The fair value of the Revolving Credit Facility approximates its principal amount because the interest rate of the Revolving Credit Facility is variable over the term of the loan.

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all material terms and covenants of the Revolving Credit Facility at March 31, 2015.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Secured Term Loan Agreement

On December 30, 2014, Resolute and certain of its subsidiaries, as guarantors, entered into a second lien Secured Term Loan Agreement with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which the Company borrowed $150 million (the “Secured Term Loan Facility”). Funding of the Secured Term Loan Facility occurred on December 31, 2014. The Secured Term Loan Facility will mature on the date that is six months after the maturity of the Company’s existing Revolving Credit Facility, but in no event later than November 1, 2019.

Net proceeds from the Secured Term Loan Facility, which approximated $135 million after payment of transaction-related fees, expenses and discounts, were used to repay then outstanding amounts under the Revolving Credit Facility.

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

The Company may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, subject to a limited right to reinvest proceeds in oil and gas activities. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. However, in connection with the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement described above, the mandatory prepayment of Secured Term Loan Facility debt under the Howard and Martin County properties sale was waived.

Due to the lack of an active market, quoted market prices for the Company’s Secured Term Loan Facility or similar debt are not available.  The Company used valuation techniques that relied on unobservable inputs, current information including LIBOR interest rates and the specific terms of the Secured Term Loan Facility to estimate the fair value (a Level 3 fair value measurement).  The fair value of the Company’s Secured Term Loan Facility at March 31, 2015, was estimated to be $139.7 million, which approximates its carrying value (as defined as principal less the unamortized discount).

Senior Notes

In April 2012 the Company consummated a private placement of senior notes with a principal amount of $250 million, and in December 2012 placed a follow-on issuance of senior notes with a principal amount of $150 million (the “Senior Notes”). The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the Senior Notes payable semiannually in cash on May 1 and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of March 31, 2015.

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

The Senior Notes are redeemable by the Company on or after May 1, 2016, on not less than 30 or more than 60 days’ prior notice, at redemption prices set forth in the Indenture. In addition, at any time prior to May 1, 2015, the Company may use the net proceeds from equity offerings to redeem up to 35% of the principal amount of Senior Notes issued under the Indenture at a redemption price equal to 108.50% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest. The Senior Notes may also be redeemed at any time prior to May 1, 2016, at the option of the Company at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable premium, and accrued and unpaid interest and additional interest, if any, to the applicable redemption date as set forth in the Indenture. If a change of control occurs, each holder of the Senior Notes will have the right to require that the Company purchase all of such holder’s Senior Notes in an amount equal to 101% of the principal of such Senior Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

The fair value of the Senior Notes at March 31, 2015, was estimated to be $166.4 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2015 and 2014, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. The lower effective rate in 2015 relates to the valuation allowance placed on the net deferred tax asset in 2015, in addition to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Current income tax benefit (expense)	$—	$—
Deferred income tax benefit	22,354	1,106
Total income tax benefit	$22,354	$1,106

The Company had no reserve for uncertain tax positions as of March 31, 2015. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized.  The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required.  As a result of the Company’s analysis, it was concluded that as of March 31, 2015 a valuation allowance should be established against the Company’s net deferred tax asset.  The Company recorded a valuation allowance as of March 31, 2015 of $60.6 million on its long-term deferred tax asset.  The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of March 31, 2015, or December 31, 2014.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At March 31, 2015 and December 31, 2014, the Company had 77,440,693 and 77,634,737 shares of common stock issued and outstanding, respectively.

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

Subsequent to March 31, 2015, the Company granted, at a fair market value of $1.35 per share, 1,900,000 options with a 3 year vesting and a ten year term to employees and 160,000 shares of time-based restricted stock with a 1 year vesting to directors.

Time-Based Awards

Shares of time-based restricted stock issued to employees generally vest in three or four year increments at specified dates based on continued employment.

The compensation expense to be recognized for the time-based awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 10% and 20% which are updated periodically based on actual employee turnover. During the three months ended March 31, 2015, the Company granted 500 shares of time-based restricted stock to employees and directors, pursuant to the Incentive Plan.

For the three months ended March 31, 2015 and 2014, the Company recorded $2.3 million and $2.5 million of share-based compensation expense related to time-based awards, net of amounts billed to partners, respectively. There was unrecognized compensation expense of approximately $11.6 million at March 31, 2015, which is expected to be recognized over a weighted-average period of 1.6 years. The following table summarizes the changes in non-vested time-based awards for the three month period ended March 31, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	2,497,830	$9.43
Granted	500	0.81
Vested	(850,859)	9.74
Forfeited	(26,155)	8.61
Non-vested, end of period	1,621,316	$9.29

Performance-Based Awards

For grants made through year-end 2012, performance-based shares generally vest in equal tranches beginning on December 31 of the year of the grant if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price ended on December 31 of the year prior to the grant (which was $11.639 for 2012 grants). At the end of each year, the twenty trading day average stock price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year subject to a four year maximum vesting period. These awards are referred to as “Stock Appreciation Awards.”

For the three months ended March 31, 2015 and 2014, the Company recorded $0.1 million and $0.1 million of share-based compensation expense related to the Stock Appreciation Awards, respectively. There was unrecognized compensation expense for the Stock Appreciation Awards of approximately $0.1 million at March 31, 2015, which is expected to be recognized over a weighted-average period of 0.8 years. The following table summarizes the changes in non-vested Stock Appreciation Awards for the three month period ended March 31, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	266,652	$3.95
Granted	—	—
Vested	—	—
Forfeited	(1,715)	3.75
Non-vested, end of period	264,937	$3.95

In 2014, the Compensation Committee awarded 487,819 performance-based restricted shares, respectively, to executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of seventeen peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that have not vested as of the final vesting date will be forfeited on such date.

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

The compensation expense to be recognized for the TSR Awards and Stock Appreciation Awards was measured based on the estimated fair value at the date of grant using a Monte Carlo simulation model and utilizes estimated forfeiture rates between 4% and 10% which are updated periodically based on actual employee turnover.

The valuation model for the Performance-Based Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2014	39.4%	0%	0.69%

For the three months ended March 31, 2015 and 2014, the Company recorded share-based compensation expense related to the TSR Awards of $0.7 million and $0.3 million, respectively. There was unrecognized compensation expense of approximately $3.8 million at March 31, 2015, which is expected to be recognized over a weighted-average period of 1.6 years. The following table summarizes the changes in non-vested TSR Awards for the three month period ended March 31, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	764,598	$14.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, end of period	764,598	$14.26

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Asset retirement obligations at beginning of period	$31,340	$31,989
Additional liability incurred / acquired	—	—
Accretion expense	723	661
Liabilities settled	(16)	(173)
Revisions to previous estimates	217	—
Asset retirement obligations at end of period	32,264	32,477
Less: current asset retirement obligations	(631)	(1,812)
Long-term asset retirement obligations	$31,633	$30,665

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

The Company utilizes fixed price swaps, basis swaps, option contracts and two-and three-way collars. These instruments generally entitle Resolute (the floating price payer in most cases) to receive settlement from the counterparty (the fixed price payer in most cases) for each calculation period in amounts, if any, by which the settlement price for the scheduled trading days applicable to each calculation period is less than the fixed strike price or floor price. The Company would pay the counterparty if the settlement price for the scheduled trading days applicable to each calculation period exceeds the fixed strike price or ceiling price. The amount payable by Resolute, if the floating price is above the fixed or ceiling price, is the product of the notional contract quantity and the excess of the floating price over the fixed or ceiling price per calculation period. The amount payable by the counterparty, if the floating price is below the fixed or floor price, is the product of the notional contract quantity and the excess of the fixed or floor price over the floating price per calculation period. A three-way collar consists of a two-way collar contract combined with a put option contract sold by the Company with a strike price below the floor price of the two-way collar. The Company receives price protection at the purchased put option floor price of the two-way collar if commodity prices are above the sold put option strike price. If commodity prices fall below the sold put option strike price, the Company receives the cash market price plus the variance between the put price and the floor price. This type of instrument captures more value in a rising commodity price environment, but limits the benefits in a downward commodity price environment. Basis swaps, when used in connection with fixed price swaps, to fix the price differential between the NYMEX Commodity price and the index price at which the gas production is sold.

As of March 31, 2015, the fair value of the Company’s commodity derivatives was a net asset of $113.3 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of March 31, 2015:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
April – December 2015	5,600	$85.77	8,800	$3.592
January – December 2016	6,500	$80.42	—	$—

The following table represents Resolute’s two-way commodity collar contracts as of March 31, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
April – December 2015	1,000	$84.17	$92.10

Subsequent to March 31, 2015, Resolute entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
		Short Put Price	Floor Price	Ceiling Price
Three-Way Commodity Collar	Bbl per Day	per Bbl	per Bbl	per Bbl
January – June 2017	1,000	$45.00	$60.00	$68.00
July – December 2017	1,000	$45.00	$60.00	$75.40

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Other income (expense):
Commodity derivative settlement gain (loss)	$24,190	$(4,750)
Mark-to-market gain (loss)	720	(3,184)
Commodity derivative instruments gain (loss)	$24,910	$(7,934)

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2015, and December 31, 2014 (in thousands):

	Level 2
	March 31, 2015	December 31, 2014
Assets
Derivative instruments, current	$75,495	$72,753
Derivative instruments, long term	37,777	39,799
Total assets	$113,272	$112,552
Liabilities
Derivative instruments, current	$—	$—
Derivative instruments, long term	—	—
Total liabilities	$—	$—

Note 10 — Commitments and Contingencies

CO2 Take-or-Pay Agreements

Resolute is party to a take-or-pay purchase agreement with Kinder Morgan CO2 Company L.P., under which Resolute has committed to buy specified volumes of CO2. The purchased CO2 is for use in Resolute’s enhanced tertiary recovery projects in Aneth Field. Resolute is obligated to purchase a minimum daily volume of CO2 or pay for any deficiencies at the price in effect when delivery was to have occurred. The ultimate CO2 volumes planned for use on the enhanced recovery projects exceed the minimum daily volumes provided in these take-or-pay purchase agreements. Although the Company may incur deficiency payments from time to time, Resolute expects to avoid any payments for deficiencies over the term of the agreement.

Future minimum CO2 purchase commitments as of March 31, 2015, under this purchase agreement, based on prices and volumes in effect at March 31, 2015, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2015	$9,900
2016	12,078
2017	546
Total	$22,524

Cooperative Agreement with Navajo Nation Oil and Gas Company

Resolute is party to a cooperative agreement with Navajo Nation Oil and Gas Company (“NNOGC”) related to the Aneth Field Properties (the “Cooperative Agreement”). Pursuant to the Cooperative Agreement, NNOG holds an option to purchase an additional 10% of Resolute’s interest in the Aneth Field Properties. The option is exercisable in July 2017 at the then-current fair market value of such interest at that time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the accompanying financial statements and the related notes contained elsewhere in this report. References to “Resolute,” “the Company,” “we,” “ours,” and “us” refer to Resolute Energy Corporation and its subsidiaries.

Overview

We are a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our asset base is comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in west Texas and southeast New Mexico (the “Permian Properties” or “Permian Basin Properties”) and the Big Horn and Powder River Basins in Wyoming (the “Wyoming Properties”). Our primary operational focus for 2015 is on maintaining production while reducing operating costs in the current depressed commodity price environment. Over the longer term, we will focus on increasing reserves and production from these properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base production through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian and Wyoming Properties, through carefully targeted exploration activities in our properties, and through opportunistic acquisitions.

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

In view of the current depressed oil and gas price environment, we have adopted an operating and financial plan for 2015 that holds production essentially flat, while preserving capital, enhancing liquidity and paying down debt. We expect to fund our 2015 capital expenditures exclusively from internally generated cash flow. We will pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes, including additional second lien borrowings, non-core asset sales, sales of other debt or equity securities, and other transactions. We have taken steps to enhance our liquidity through the sale of non-core assets in Howard and Martin counties, Texas and secured a borrowing base of $270 million under our Revolving Credit Facility. We also have the option to draw down an additional $50 million of second lien debt for additional liquidity. In addition, we have significantly reduced our lease operating and general and administrative expenses from 2014 levels. When these cost saving measures are combined with our strong hedge position, we expect to generate cash flow in excess of our 2015 capital expenditure budget and to further reduce our bank debt. In 2015 we will also continue to explore other ways to de-lever our balance sheet, including pursuing additional non-core asset sales and potential joint ventures to drill wells on the Company’s acreage, particularly in the Permian Basin. We also continue to explore opportunities to increase activity within our asset base in light of the commodity price environment and the evolving drilling, completion and operating cost structure.

Our management uses a variety of financial and operational measurements to analyze our operating performance, including but not limited to, production levels, pricing and cost trends, reserve trends, operating and general and administrative expenses, operating cash flow and Adjusted EBITDA. The analysis of these measurements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Aneth Field Properties

Our largest asset, constituting 73% of our net proved reserves as of December 31, 2014, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at March 31, 2015. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

The field is connected by pipeline to a refinery located near Gallup, New Mexico that is owned and operated by Western Refining Southwest, Inc., a subsidiary of Western Refining Inc. (“Western”). Western currently purchases all of the oil production from Aneth Field under a purchase agreement dated July 2014. On December 31, 2014, the Company entered into an amendment to the purchase agreement with Western which provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also provides that the term of the purchase agreement shall continue automatically after December 31, 2014, until March 31, 2015, and thereafter on a month-to-month basis until terminated by a party with ninety days prior notice. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or, in early 2015, through the FERC-regulated Texas-New Mexico pipeline owned by Western.

Permian Properties

Our Permian Properties, constituting 19% of net proved reserves as of December 31, 2014, are located in the Permian Basin of Texas and southeast New Mexico. Our position is divided among three principal project areas: the Delaware Basin project area in Reeves County, the Midland Basin project area in Midland and Ector counties and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, targets the Wolfcamp formation. We believe that growth potential exists from our more than 280 gross prospective wells targeting three zones in the Wolfcamp formation based on 160-acre spacing. Significant additional opportunity exists from reduced spacing as well as additional subzones. Our second project area located in the Midland Basin portion of the Permian Basin, in Midland and Ector counties, primarily targets the Wolfcamp and Spraberry formations. We believe that growth potential exists from more than 110 gross prospective horizontal wells targeting multiple zones in the Wolfcamp and Spraberry formations. Our third project area, in the Northwest Shelf in Lea County, New Mexico, is centered on conventional production in Denton, Gladiola and South Knowles fields where we are focused on improving field-level economics through production enhancements and operating cost reductions. We believe that growth potential and upside may exist in these properties from activities such as deepening existing wells and infill drilling from 40-acre to 20-acre spacing.

During the first quarter of 2015, we completed 3 gross (1.9 net) operated wells located in the Delaware Basin. Furthermore, we participated in the completion of 1 gross (0.1 net) non-operated well located in the Midland Basin.

Subsequent to March 31, 2015, we sold our Howard and Martin County properties in the Permian Basin for approximately $42 million. The sale closed on May 1, 2015 with an effective date of March 1, 2015.

Wyoming Properties

Hilight Field, constituting 8% of net proved reserves as of December 31, 2014, is located in the Powder River Basin in Campbell County, Wyoming. The Powder River Basin is experiencing a transformation due to horizontal drilling targeting oil-bearing formations such as the Turner, Niobrara, Shannon, Sussex, Parkman and Mowry. Along with these unconventional opportunities, the basin continues to see exploration activity targeting the conventional Minnelusa formation. We have focused our geological, geophysical and engineering efforts to prepare for testing these formations. These activities have included a 3D seismic survey of Hilight Field and the review of our extensive log data and data from operators drilling wells close to Hilight. We have successfully drilled and completed three horizontal wells in the Turner formation and we believe there are 45 additional horizontal drilling locations in the Turner on our leasehold, based on 320-acre spacing. While drilling our recent wells we collected additional petrophysical data in the Parkman, Shannon, Sussex and Niobrara formations. We believe there may be more than 30 potential Parkman horizontal locations on our acreage, assuming 320-acre spacing. During the first quarter of 2015, we participated in the completion of 1 gross (0.3 net) non-operated well located in the Big Horn Basin.

Divestiture of North Dakota Properties

In March 2014 we sold our remaining operated properties in North Dakota for approximately $7.0 million.

Factors That Significantly Affect Our Financial Results

Revenue, cash flow from operations and future growth are all directly related to the price of oil and depend on many factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Historical oil prices have been volatile and are expected to fluctuate widely in the future. Sustained periods of low prices for oil and lower realized prices for our oil could materially and adversely affect our financial position, our results of operations, the quantities of oil and gas that we can economically produce, and our ability to obtain capital.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three months ended March 31, 2015, in comparison to results for the three months ended March 31, 2014.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Net Sales:
Oil (MBbl)	877	873
Gas (MMcf)	1,447	1,161
NGL (MBbl)	97	67
Total sales (MBoe)	1,215	1,134
Average daily sales (Boe/d)	13,500	12,598
Average Sales Prices:
Oil ($/Bbl)	$41.47	$92.31
Gas ($/Mcf)	2.64	6.88
NGL ($/Bbl)	10.02	34.01
Average sales price ($/Boe, excluding commodity derivative settlements)	$33.86	$80.15
Operating Expenses ($/Boe):
Lease operating	$16.75	$25.27
Production and ad valorem taxes	4.85	9.35
General and administrative	6.02	7.62
General and administrative (excluding non-cash compensation expense)	3.68	5.24
Depletion, depreciation, amortization and accretion	26.27	28.14

Quarter Ended March 31, 2015, Compared to the Quarter Ended March 31, 2014

Revenue. Revenue from oil and gas activities decreased by 55% to $41.1 million during 2015, from $90.9 million during 2014. Of the $49.8 million decrease in revenue, approximately $56.3 million was attributable to decreased commodity pricing ($33.86 per Boe in 2015 versus $80.15 per Boe in 2014) offset by $6.5 million in increased production. Sales volumes increased 7% to 1,215 MBoe during 2015 as compared to 1,134 MBoe during 2014 due to increased production from the drilling of additional wells in the Permian Properties as well as increased response from tertiary recovery techniques in the Aneth Field Properties.

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

Lease operating expenses decreased to $20.4 million during 2015, from $28.7 million during 2014. The $8.3 million, or 29%, decrease was attributable to reduced spending initiatives driven by the depressed commodity pricing. On a per-unit basis, lease operating expense decreased 34% to $16.75 in 2015 from $25.27 in 2014.

Production and ad valorem taxes in 2015 of $5.9 million decreased from $10.6 million in 2014 and were less on a per-unit basis, due to decreased revenue from oil and gas activities. Production and ad valorem taxes were 14.3% of total revenue in 2015 versus 11.7% of total revenue in 2014.

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

General and administrative expenses decreased to $7.3 million during 2015, as compared to $8.6 million during 2014. The $1.3 million, or 15%, decrease in general and administrative expenses primarily resulted from targeted cost reductions associated with salaries, wages and burdens. On a unit-of-production basis, general and administrative expenses decreased 21%. Cash-based general and administrative expense decreased 25% to $4.5 million in 2015 from $5.9 million in 2014.

Depletion, depreciation, amortization and accretion expenses during 2015 of $31.9 million remained relatively unchanged as compared to 2014. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $26.27 per Boe in 2015 from $28.14 per Boe in 2014. The decrease in the depletion, depreciation and amortization rate is due to a comparatively greater increase in reserves versus the increase in future development costs included in the 2015 amortization base offset by a 7% increase in 2015 production.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a $220 million non-cash impairment of the carrying value of our proved oil and gas properties at March 31, 2015 as a result of the ceiling test limitation. No impairment was recorded at March 31, 2014. The 2015 impairment resulted primarily from lower oil prices realized. In addition, our estimate of proved reserves as of March 31, 2015 was based on a pricing methodology required by SEC rules.  This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas.  Therefore it is likely that we will have substantial downward adjustments in our estimated proved reserves in the future if the current low commodity price environment persists.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2015, the gain on oil and gas commodity derivatives was $24.9 million, consisting of $24.2 million of derivative settlement gains and $0.7 million of mark-to-market gains. During 2014, the loss on oil and gas commodity derivatives was $7.9 million, consisting of $4.7 million of derivative settlement losses and $3.2 million of mark-to-market losses.

Interest expense in 2015 increased to $11.2 million from the $7.8 million recorded in 2014. The $3.4 million increase in interest expense was primarily due to higher interest rates associated with the Secured Term Loan Facility entered into on December 30, 2014. The components of our interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
8.50% senior notes	$8,500	$8,500
Secured term loan facility	4,125	—
Revolving credit facility	1,510	2,707
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	1,497	599
Other, net	4	(220)
Capitalized interest	(4,480)	(3,790)
Total interest expense	$11,156	$7,796

Income Tax Benefit (Expense). Income tax benefit recognized during 2015 was $22.4 million, or 9.7% of the loss before income taxes, as compared to income tax benefit of $1.1 million, or 23.8% of the loss before income taxes in 2014. The lower 2015 effective rate was attributable to the $60.6 million valuation allowance that was established during the first quarter of 2015, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$30,633	$62,652
Cash used in investing activities	(35,191)	(45,279)
Cash provided by (used in) financing activities	786	(16,492)

Net cash provided by operating activities was $30.6 million for the first three months of 2015 as compared to $62.7 million for the 2014 period. The decrease in net cash provided by operating activities in 2015 over 2014 was primarily due to changes in working capital as a result of lower commodity prices and reduced drilling activities in 2015.

We plan to reinvest a sufficient amount of our cash flow into our development operations in order to maintain our production over the long term, and plan to use external financing sources as well as cash flow from operations and cash reserves to increase our production.

In view of the current depressed oil and gas price environment, we have adopted an operating and financial plan for 2015 that holds production essentially flat, while preserving capital, enhancing liquidity and paying down debt. We expect to fund our 2015 capital expenditures exclusively from internally generated cash flow. We will pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes, including additional second lien borrowings, non-core asset sales, sales of other debt or equity securities, and other transactions. We have taken steps to enhance our liquidity through the sale of non-core assets in Howard and Martin counties, Texas and secured a borrowing base of $270 million under our Revolving Credit Facility. We also have the option to draw down an additional $50 million of second lien debt for additional liquidity. In addition, we have significantly reduced our lease operating and general and administrative expenses from 2014 levels. When these cost saving measures are combined with our strong hedge position, we expect to generate cash flow in excess of our 2015 capital expenditure budget and to further reduce our bank debt. In 2015 we will also continue to explore other ways to de-lever our balance sheet, including pursuing additional non-core asset sales and potential joint ventures to drill wells on the Company’s acreage, particularly in the Permian Basin. We also continue to explore opportunities to increase activity within our asset base in light of the commodity price environment and the evolving drilling, completion and operating cost structure.

Net cash used in investing activities was $35.2 million in 2015 compared to $45.3 million in 2014. The primary investing activity in 2015 was cash used for capital expenditures of $34.1 million. Capital expenditures consisted primarily of $5.2 million in compression and facility projects in Aneth Field, $2.1 million in CO2 acquisition, $24.1 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $2.7 million in drilling activities and infrastructure in our Wyoming Properties. Capital divestitures included $0.5 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and acreage in Park County, Wyoming. The 2014 capital expenditures consisted primarily of $10.3 million in compression and facility and drilling projects in Aneth Field, $3.9 million in CO2 acquisition, $33.1 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $1.3 million in recompletion and drilling activities in our Wyoming Properties. Capital divestitures in 2014 included $4.8 million of proceeds from the sale of certain operated properties in the Bakken trend of North Dakota.

Net cash provided by financing activities was $0.8 million in 2015 compared to net cash used of $16.5 million in 2014. The primary financing activity in 2015 was $5.0 million in net borrowing under the Revolving Credit Facility offset by $3.7 million in financing costs paid and $0.4 million in Secured Term Loan Facility principal payments. The primary financing activity in 2014 was net repayment on borrowings of $15.0 million under the Revolving Credit Facility.

If cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Revolving Credit Facility (if available), issuances of additional second lien debt or other debt or equity securities or from other sources, such as asset sales. We have in place an effective shelf registration statement, with a remaining capacity of $394 million; however our ability to access this capacity may be substantially limited by applicable shelf eligibility rules and market conditions. There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by covenants in our Revolving Credit Facility, Secured Term Loan Facility or our Senior Notes. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to satisfy our objectives under our existing indebtedness, complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain production or proved reserves.

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

We plan to continue our practice of hedging a significant portion of our production through the use of various commodity derivative transactions. Our existing derivative transactions have been designated as cash flow hedges, and we anticipate that future transactions will receive similar accounting treatment. Derivative settlements usually occur within five days of the end of the month. As is typical in the oil and gas industry, however, we do not generally receive the proceeds from the sale of our oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, we will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, we may use working capital or borrowings under the Revolving Credit Facility to fund our operations.

Revolving Credit Facility

Our Revolving Credit Facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent with Resolute as the borrower. The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of our oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either the Company or the lenders may request an interim redetermination. The Revolving Credit Facility matures in March 2018.

In December 2014 we entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement which set the borrowing base at $330 million, eliminated the total debt-to-EBITDA covenant and conformed the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility. The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility.

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

Subsequent to March 31, 2015, we entered into the Twelfth Amendment to amended and restated Revolving Credit Facility agreement which set the borrowing base at $275 million effective April 15, 2015 and included a provision for the sale of the oil and gas properties in Howard and Martin Counties, Texas (which are covered by the purchase and sale agreement executed on March 27, 2015), subject to a $5 million automatic reduction in the borrowing base upon the closing of such sale. Furthermore, the amendment extended the deadline for incurring up to $50 million of additional loans under the Secured Term Loan Agreement (discussed below) to May 31, 2015, amended the claw back provision related thereto such that the borrowing base will be reduced automatically upon such incurrence by an amount equal to 20% of the principal amount of such additional loans (rather than the 90% claw back provision previously in effect) and modified the maximum first lien leverage ratio covenant so that the ratio level will not step down to 2.0 to 1.0 until the aggregate outstanding principal balance of the Second Lien debt exceeds $200 million (rather than when it equals or exceeds $200 million).

As of March 31, 2015 outstanding borrowings were $240 million, with a borrowing base of $330 million. As of the date of this filing, our borrowing base is $270 million. The borrowing base availability is reduced by $3.1 million in conjunction with letters of credit issued at March 31, 2015. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, we would be required to eliminate that excess over the 120 days following that determination. The Revolving Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of March 31, 2015, the weighted average interest rate on the outstanding balance under the Revolving Credit Facility was 2.23%.

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility at March 31, 2015.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from our subsidiaries, except those imposed by applicable law.

Secured Term Loan Agreement

On December 30, 2014, we entered into a second lien Secured Term Loan Agreement with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which we borrowed $150 million. Funding of the Secured Term Loan Facility occurred on December 31, 2014. The Secured Term Loan Facility will mature on the date that is six months after the maturity of our existing Revolving Credit Facility, but in no event later than November 1, 2019.

Net proceeds from the Secured Term Loan Facility, which approximated $135 million after payment of transaction-related fees, expenses and discounts, were used to repay then outstanding amounts under the Revolving Credit Facility.

Obligations under the Secured Term Loan Facility are guaranteed by our subsidiaries and secured by second priority liens on substantially all of our assets that serve as collateral under the Revolving Credit Facility.

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

We may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, subject to a limited right to reinvest proceeds in oil and gas activities. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. However, in connection with the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement described above, the mandatory prepayment of Secured Term Loan Facility debt under the Howard and Martin County properties sale was waived.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of March 31, 2015.

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

Under the terms of our Revolving Credit Agreement and our Secured Term Loan Agreement the form of derivative instruments to be entered into is at our discretion, not to exceed (i) for the next two years, 85% of our anticipated production from proved properties in the next two years and (ii)  the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties, utilizing economic parameters specified in our credit agreement, including escalated prices and costs.

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are lenders under our Revolving Credit Facility. Accordingly, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

The following table represents our commodity swap contracts as of March 31, 2015:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2015	5,600	$85.77	$51,515	8,800	$3.592	$1,415
Jan – Dec 2016	6,500	$80.42	$51,676	—	$—	$—

The following table represents our two-way commodity collar contracts as of March 31, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2015	1,000	$84.17	$92.10	$8,666

Subsequent to March 31, 2015, we entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
Three-Way Commodity Collar	Bbl per Day	Short Put Price per Bbl	Floor Price per Bbl	Ceiling Price per Bbl
Jan – Jun 2017	1,000	$45.00	$60.00	$68.00
Jul – Dec 2017	1,000	$45.00	$60.00	$75.40

Interest Rate Risk

At March 31, 2015, we had $240 million and $150 million of outstanding debt under the Revolving Credit Facility and Secured Term Loan Facility, respectively. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A

10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Credit Risk and Contingent Features in Derivative Instruments

We are exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are also lenders under our Revolving Credit Facility. For these contracts, we are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. Our derivative contracts are documented with industry standard ISDA contracts. Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. We have set-off provisions with our Revolving Credit Facility lenders that, in the event of counterparty default, allow us to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2015, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended March 31, 2015, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014. These risks are not the only risks facing the Company.

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

2015	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan(2)
March 1 – 31	166,674	$0.91	—	—

1)	All shares purchased in 2015 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)

As of March 31, 2015, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (2,650,851 shares), shares yet to be granted under the Incentive Plan (2,057,930 shares) and potential Outperformance Shares (827,985 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Purchase and Sale Agreement entered into March 27, 2015 by and between QStar LLC as buyer and Resolute Natural Resources Southwest, LLC as seller effective March 1, 2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer and Director (Principal Executive Officer)	May 11, 2015

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 11, 2015