Form 10-Q
period 2015-06-30
Resolute Energy Corp
filed 2015-08-10
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 77,511,951 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, our production and cost guidance for 2015; anticipated capital expenditures in 2015 and the sources of such funding; availability of alternative oil purchase markets and oil takeaway systems; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to evaluate and pursue de-levering transactions, including joint ventures and asset sales; liquidity and availability of capital including projections of free cash flow; additional future potential full cost ceiling impairments; future downward adjustments in estimated proved reserves as a result of low commodity prices; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; production rates, decline rates and estimated ultimate recoveries of oil and gas; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, and the resource potential of such projects; and the prospectivity of our properties and acreage. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily, although not exclusively, located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2014, and such things as:

•

volatility of oil and gas prices, including extended periods of depressed prices that would adversely affect our revenue, income, cash flow from operations and liquidity and the discovery, estimation and development of, and our ability to replace oil and gas reserves;

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

•	our relationship with the local communities in the areas where we operate;
•	the availability of water and our ability to adequately treat and dispose of water while and after drilling and completing wells;
•

acquisitions and other business opportunities (or lack thereof) that may be presented to and pursued by us, and the risk that any opportunity currently being pursued will fail to consummate or encounter material complications;

•	our ability to achieve the growth and benefits we expect from our acquisitions;
•	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;
•	the concentration of our producing properties in a limited number of geographic areas;
•	potential changes to regulations affecting derivatives instruments;
•	environmental liabilities under existing or future laws and regulations;
•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
•	competition in the oil and gas industry;
•	developments in oil and gas producing countries;
•	loss of senior management or key technical personnel;
•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;
•	potential power supply limitations in the electrical infrastructure serving Aneth Field;
•	timing of installation of gathering infrastructure in areas of new exploration and development;
•	potential breakdown of equipment and machinery relating to the Aneth compression facility;
•	losses possible from pending or future litigation;
•	risks related to our common stock including potential delisting from the NYSE, complication of “penny stock” rules and potential declines in our stock prices and dilution to stockholders;
•	risk factors discussed or referenced in this report; and
•	other factors, many of which are beyond our control.

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

Finally, 24 hour peak IP rates and 30 day peak IP rates for both our wells and for those wells that are operated by others are limited data points in each well’s productive history and not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose. Equally, the way we calculate and report 24 hour and 30 day peak IP rates and the methodologies employed by others may not be consistent, thus the values reported may not be directly and meaningfully comparable.

You are urged to consider closely the disclosure in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, in particular the factors described under “Risk Factors.”

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$329	$4,352
Accounts receivable	43,173	57,909
Derivative instruments	53,094	72,753
Prepaid expenses and other current assets	4,976	1,858
Total current assets	101,572	136,872
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	224,886	270,375
Proved	1,744,808	1,706,847
Other property and equipment	10,042	9,994
Accumulated depletion, depreciation and amortization	(1,231,283)	(744,220)
Net property and equipment	748,453	1,242,996
Other assets:
Restricted cash	21,495	19,858
Deferred income taxes	17,976	869
Derivative instruments	21,142	39,799
Other assets	155	182
Total assets	$910,793	$1,440,576
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,991	$25,781
Accrued expenses	45,531	65,799
Accrued interest payable	5,795	5,739
Asset retirement obligations	806	327
Deferred income taxes	17,976	23,223
Secured term loan facility	2,000	1,494
Total current liabilities	80,099	122,363
Long term liabilities:
Revolving credit facility	157,407	231,936
Secured term loan facility	180,362	133,199
Senior notes	395,462	394,807
Asset retirement obligations	30,925	31,013
Other long term liabilities	1,369	640
Total liabilities	845,624	913,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,538,199 and 77,634,737 shares at June 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	652,618	646,738
Accumulated deficit	(587,457)	(120,128)
Total stockholders’ equity	65,169	526,618
Total liabilities and stockholders’ equity	$910,793	$1,440,576

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Oil	$43,539	$79,920	$79,883	$160,525
Gas	3,416	6,175	7,230	14,161
Natural gas liquids	1,441	2,364	2,416	4,651
Total revenue	48,396	88,459	89,529	179,337
Operating expenses:
Lease operating	19,416	29,390	39,772	58,044
Production and ad valorem taxes	6,396	10,015	12,286	20,613
Depletion, depreciation, amortization, and asset retirement obligation accretion	26,602	31,625	58,514	63,533
Impairment of proved oil and gas properties	210,000	—	430,000	—
General and administrative	7,530	10,497	14,841	19,140
Restricted cash awards	347	—	347	—
Total operating expenses	270,291	81,527	555,760	161,330
Income (loss) from operations	(221,895)	6,932	(466,231)	18,007
Other income (expense):
Interest expense, net	(15,854)	(7,577)	(27,011)	(15,373)
Commodity derivative instruments gain (loss)	(21,266)	(22,164)	3,644	(30,098)
Other income (loss)	(92)	8	(85)	9
Total other expense	(37,212)	(29,733)	(23,452)	(45,462)
Loss before income taxes	(259,107)	(22,801)	(489,683)	(27,455)
Income tax benefit	—	6,681	22,354	7,787
Net loss	$(259,107)	$(16,120)	$(467,329)	$(19,668)
Net loss per common share:
Basic and diluted	$(3.46)	$(0.22)	$(6.26)	$(0.27)
Weighted average common shares outstanding:
Basic and diluted	74,826	73,843	74,612	73,692

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2015	77,635	$8	$646,738	$(120,128)	$526,618
Issuance of stock, restricted stock and share-based compensation	160	—	6,036	—	6,036
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(257)	—	(156)	—	(156)
Net loss	—	—	—	(467,329)	(467,329)
Balance as of June 30, 2015	77,538	$8	$652,618	$(587,457)	$65,169

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(467,329)	$(19,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	58,514	63,533
Impairment of proved oil and gas properties	430,000	—
Amortization of deferred financing costs and long-term debt premium and discount	3,114	1,188
Share-based compensation	5,962	7,342
Commodity derivative instruments loss (gain)	(3,644)	30,098
Commodity derivative settlement gains (losses)	42,178	(12,053)
Deferred income tax benefit	(22,354)	(7,787)
Change in operating assets and liabilities:
Accounts receivable	14,812	28,634
Other current assets	(983)	258
Accounts payable and accrued expenses	(19,933)	(858)
Accrued interest payable	56	1,045
Net cash provided by operating activities	40,393	91,732
Investing activities:
Oil and gas exploration and development expenditures	(50,137)	(90,502)
Proceeds from sale of oil and gas properties and other	40,654	4,728
Purchase of other property and equipment	(48)	(1,710)
Restricted cash	(1,637)	(1,638)
Other	27	152
Net cash used in investing activities	(11,141)	(88,970)
Financing activities:
Proceeds from bank borrowings	104,000	227,000
Repayments of borrowings	(179,875)	(227,000)
Proceeds from issuance of term loans	46,500	—
Payment of financing costs	(3,744)	—
Redemption of restricted stock for employee income taxes	(156)	(1,546)
Net cash used in financing activities	(33,275)	(1,546)
Net increase (decrease) in cash and cash equivalents	(4,023)	1,216
Cash and cash equivalents at beginning of period	4,352	19
Cash and cash equivalents at end of period	$329	$1,235

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

Recent Accounting Pronouncements

In April 2015, the FASB issued new authoritative guidance related to the presentation of deferred financing costs. This authoritative guidance is effective for the annual period beginning after December 15, 2015, including interim reporting periods within that reporting period. The new guidance prescribes that the application be applied retrospectively.  The Company elected to early-adopt this guidance in the first quarter of 2015. Accordingly, the Company has reclassified all deferred financing costs to a direct deduction from the carrying amounts of debt for the balance sheets at June 30, 2015, and December 31, 2014 (See Note 5 to the condensed consolidated financial statements).

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

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and gas operations. Accounting rules require Resolute to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax effects.

For the three and six months ended June 30, 2015, the Company recorded a non-cash impairment of the carrying value of its oil and gas properties of $210 million and $430 million, respectively, as a result of the ceiling test limitation. The Company recorded no ceiling test impairment during the comparable prior year periods. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and natural gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Sale of Howard and Martin County Properties

During the period ended June 30, 2015, the Company sold its Howard and Martin County properties in the Permian Basin for approximately $42 million. A portion of the purchase price ($2.1 million) has been escrowed and classified as an other current asset at June 30, 2015, in connection with post-closing indemnification rights under the purchase and sale agreement. The sale was consummated on May 1, 2015 with an effective date of March 1, 2015.

Note 4 — Earnings per Share

The Company computes basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potentially dilutive shares consist of the incremental shares and options issuable under the Company’s 2009 Performance Incentive Plan (the “Incentive Plan”). The treasury stock method is used to measure the dilutive impact of potentially dilutive shares.

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Potential dilutive restricted stock	1,630	3,598	1,936	3,214
Anti-dilutive securities	4,663	36,639	4,384	36,255

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(259,107)	$(16,120)	$(467,329)	$(19,668)

Basic weighted average common shares outstanding	74,826	73,843	74,612	73,692
Add: dilutive effect of non-vested restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	74,826	73,843	74,612	73,692

Basic and diluted net loss per common share	$(3.46)	$(0.22)	$(6.26)	$(0.27)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	June 30, 2015
Revolving credit facility	$160,000	$—	$(2,593)	$157,407
Secured term loan facility	199,125	(12,762)	(4,001)	182,362
8.50% senior notes	400,000	1,349	(5,887)	395,462
Total	$759,125	$(11,413)	$(12,481)	$735,231
Current portion of secured term loan facility				2,000
Long-term debt				$733,231

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2014
Revolving credit facility	$235,000	$—	$(3,064)	$231,936
Secured term loan facility	150,000	(10,500)	(4,807)	134,693
8.50% senior notes	400,000	1,461	(6,654)	394,807
Total	$785,000	$(9,039)	$(14,525)	$761,436
Current portion of secured term loan facility				1,494
Long-term debt				$759,942

For the three months ended June 30, 2015 and 2014, the Company incurred interest expense on long-term debt of $15.9 million and $7.6 million, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred interest expense on long-term debt of $27.0 million and $15.4 million, respectively. The Company capitalized $0.5 million and $4.0 million of interest expense during the three months ended June 30, 2015 and 2014, respectively. The Company capitalized $5.0 million and $7.8 million of interest expense during the six months ended June 30, 2015 and 2014, respectively.

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

In December 2014 Resolute entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement that set the borrowing base at $330 million, eliminated the total debt-to-EBITDA covenant and conformed the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility (defined below). The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility.

In April 2015 Resolute entered into the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement which set the borrowing base at $275 million effective April 15, 2015, and included a provision for the sale of the oil and gas properties in Howard and Martin counties, Texas (which was consummated May 1, 2015), subject to a $5 million automatic reduction in the borrowing base upon the closing of such sale. Furthermore, the amendment extended the deadline for incurring up to $50 million of additional loans under the Secured Term Loan Agreement (discussed below) to May 31, 2015, amended the claw back provision related thereto such that the borrowing base was reduced automatically upon such incurrence by an amount equal to 20% of the principal amount of such additional loans (rather than the 90% claw back provision previously in effect) and modified the maximum first lien leverage ratio covenant so that the ratio level will not step down to 2.0 to 1.0 until the aggregate outstanding principal balance of the second lien debt exceeds $200 million (rather than when it equals or exceeds $200 million).

In May 2015 Resolute borrowed an additional $50 million of second lien term debt (discussed below). As a result, the Company’s borrowing base under the Revolving Credit Facility was automatically reduced by $10 million to $260 million.

Each base rate borrowing under the Revolving Credit Facility accrues interest at either (a) the London Interbank Offered Rate (“LIBOR”), plus a margin which varies from 1.50% to 2.50% or (b) the alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds effective Rate plus 0.5% or (iii) an adjusted London Interbank Offered Rate plus a margin which ranges from 0.50% to 1.50%. Each such margin is based on the level of utilization under the borrowing base.

As of June 30, 2015, outstanding borrowings under the Revolving Credit Facility were $160 million, under a borrowing base of $260 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued at June 30, 2015. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, Resolute would be required to eliminate that excess over 120 days following that determination. The Revolving Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of June 30, 2015, the weighted average interest rate on the outstanding balance under the Revolving Credit Facility was 2.19%. The fair value of the Revolving Credit Facility approximates its principal amount because the interest rate of the Revolving Credit Facility is variable over the term of the loan.

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all material terms and covenants of the Revolving Credit Facility at June 30, 2015.

Secured Term Loan Agreement

On December 30, 2014, Resolute and certain of its subsidiaries, as guarantors, entered into a second lien Secured Term Loan Agreement with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which the Company borrowed $150 million (the “Secured Term Loan Facility”). Initial funding of the Secured Term Loan Facility occurred on December 31, 2014, with net proceeds of approximately $135 million after payment of transaction-related fees, expenses and discounts. Net proceeds were used to repay amounts outstanding under the Revolving Credit Facility. The Secured Term Loan Facility will mature on the date that is six months after the maturity of the Company’s existing Revolving Credit Facility, but in no event later than November 1, 2019.

On May 18, 2015, Resolute and certain of its subsidiaries, as guarantors, entered into an Amendment to the Secured Term Loan Agreement and Increased Facility Activation Notice-Incremental Term Loans (the “Amendment”) with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which the Company borrowed an additional $50 million of second lien term debt (the “Incremental Term Loans”) under its Secured Term Loan Agreement dated December 30, 2014.  Funding of the Incremental Term Loans occurred on May 19, 2015.  The Incremental Term Loans have the same terms as the existing second lien borrowings under the Secured Term Loan Agreement, adjusted for the date of the closing. The $50 million of Incremental Term Loans was placed with the same lenders that participated in the initial $150 million second lien closing in December 2014. Net proceeds from the Incremental Term Loans of approximately $46 million after payment of transaction-related fees, expenses and discounts, were used to repay amounts outstanding under the Revolving Credit Facility.

Obligations under the Secured Term Loan Facility are guaranteed by certain of the Company’s subsidiaries and secured by second priority liens on substantially all of the assets of the Company and its subsidiaries that serve as collateral under the Revolving Credit Facility.

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0.

The Company may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales after any mandatory repayment of first lien debt, subject to a limited right to reinvest proceeds in oil and gas activities. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. However, in connection with the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement described above, the mandatory prepayment of Secured Term Loan Facility debt under the Howard and Martin County properties sale was waived.

Due to the lack of an active market, quoted market prices for the Company’s Secured Term Loan Facility or similar debt are not available.  The Company used valuation techniques that relied on unobservable inputs, current information including LIBOR interest rates and the specific terms of the Secured Term Loan Facility to estimate the fair value (a Level 3 fair value measurement).  The fair value of the Company’s Secured Term Loan Facility at June 30, 2015, was estimated to be $186.4 million, which approximates its carrying value (as defined as principal less the unamortized discount).

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of June 30, 2015.

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

The Senior Notes are redeemable by the Company on or after May 1, 2016, on not less than 30 or more than 60 days’ prior notice, at redemption prices set forth in the Indenture. The Senior Notes may be redeemed at any time prior to May 1, 2016, at the option of the Company at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable premium, and accrued and unpaid interest and additional interest, if any, to the applicable redemption date as set forth in the Indenture. If a change of control occurs, each holder of the Senior Notes will have the right to require that the Company purchase all of such holder’s Senior Notes in an amount equal to 101% of the principal of such Senior Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

The fair value of the Senior Notes at June 30, 2015, was estimated to be $242.5 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2015 and 2014, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. The lower effective rate in 2015 relates to the valuation allowance placed on the net deferred tax asset in 2015, in addition to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current income tax benefit (expense)	$—	$—	$—	$—
Deferred income tax benefit	—	6,681	22,354	7,787
Total income tax benefit	$—	$6,681	$22,354	$7,787

The Company had no reserve for uncertain tax positions as of June 30, 2015. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company’s analysis, it was concluded that as of June 30, 2015, a valuation allowance should be established against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of June 30, 2015 of $155.7 million on its long-term deferred tax asset. There was no valuation allowance established as of June 30, 2014. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of June 30, 2015, or December 31, 2014.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At June 30, 2015, and December 31, 2014, the Company had 77,538,199 and 77,634,737 shares of common stock issued and outstanding, respectively.

Long-term Employee Incentive Plan

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

On July 31, 2009, the Company adopted the Incentive Plan, providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of shares of common stock that may be issued under the Incentive Plan is 12,257,744 (which includes the additional 3,100,000 shares under Amendment No. 2 to the Incentive Plan approved by the shareholders on June 8, 2015).

On May 5, 2015, the Board and its Compensation Committee approved a long-term incentive program for 2015 under the Incentive Plan consisting of grants of (i) options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $1.35 per share and a ten year term,

(ii) time-vested restricted cash awards of $5.2 million, vesting in equal annual installments on each of the first three anniversaries of the date of grant, and (iii) performance-vested restricted cash awards of $2.9 million, as described below.

For the three and six months ended June 30, 2015 and 2014, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock option awards	$84	$—	$84	$—
Time-based restricted stock awards	2,121	3,165	4,402	5,692
Stock appreciation awards	11	60	22	119
TSR awards	710	1,212	1,412	1,515
Time-based restricted cash awards	224	—	224	—
Performance-based restricted cash awards	123	—	123	—
Total Incentive Plan compensation expense	$3,273	$4,437	$6,267	$7,326

As of June 30, 2015, the Company held unrecognized share-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Stock option awards	$1,566	2.8
Time-based restricted stock awards	9,668	1.3
Stock appreciation awards	21	0.5
TSR awards	3,097	1.3
Total unrecognized compensation expense	$14,352

Equity Awards

Equity awards consist of service-based and performance-based restricted stock units and stock options under the Incentive Plan.

Stock Option Awards

Options issued on May 5, 2015 to employees to purchase shares of common stock vest in three equal annual installments at specified dates based on continued employment, with an exercise price of $1.35 per share and a ten year term. The compensation expense to be recognized for the option awards was measured based on the Company’s estimated fair value at the date of grant using a Black-Scholes pricing model as well as an estimated forfeiture rate of 10% which will be updated periodically based on actual employee turnover. During the six months ended June 30, 2015, the Company granted 1,895,496 options to employees to purchase shares of common stock, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested option awards for the six months ended June 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	—	$—
Granted	1,895,496	0.97
Vested	—	—
Forfeited	(9,342)	0.97
Non-vested, end of period	1,886,154	$0.97

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three or four year increments at specified dates based on continued employment. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 10% and 20% which are updated periodically based on actual employee turnover. During the six months ended June 30, 2015, the Company granted 160,500 shares of time-based restricted stock to employees and directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the six months ended June 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	2,497,830	$9.43
Granted	160,500	1.35
Vested	(898,892)	9.64
Forfeited	(76,747)	9.29
Non-vested, end of period	1,682,691	$8.55

Stock Appreciation Awards

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

The following table summarizes the changes in non-vested Stock Appreciation Awards for the six months ended June 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	266,652	$3.95
Granted	—	—
Vested	—	—
Forfeited	(7,585)	3.75
Non-vested, end of period	259,067	$3.96

TSR Awards

In 2014 the Compensation Committee and Board awarded 487,819 performance-based restricted shares to executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of seventeen peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that have not vested as of the final vesting date will be forfeited on such date.

The Compensation Committee and Board also granted rights to earn additional shares of common stock upon achievement of a higher TSR Percentile (“Outperformance Shares”). The Outperformance Shares are earned in increasing increments based on a TSR Percentile attained over a specified threshold. Outperformance Shares may be earned on any vesting date to the extent that the applicable TSR Percentile ranking thresholds are met in three installments on the one-, two- and three-year anniversaries of the grant date. Outperformance Shares that are earned at a vesting date will be issued to the recipient; however, prior to such issuance, the recipient is not entitled to stockholder rights with respect to Outperformance Shares. Outperformance Shares that are eligible to be earned but remain unearned on a vesting date become eligible to be earned again on the next vesting date. The right to earn any theretofore unearned Outperformance Shares terminates immediately following the final vesting date. The Performance-Vested Shares and the Outperformance Shares are referred to as the “TSR Awards.”

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

          The following table summarizes the changes in non-vested TSR Awards for the six month period ended June 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	764,598	$14.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, end of period	764,598	$14.26

Liability Awards

Liability awards consist of awards that are settled in cash instead of shares, as discussed below.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. The compensation expense to be recognized for the time-based restricted cash awards was measured utilizing an estimated forfeiture rate of 15% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of June 30, 2015, was $4.4 million, of which $0.2 million has been accrued.

Performance-Based Restricted Cash Awards

The performance criteria for the performance-based restricted cash awards granted in May 2015 will be based on future prices of the Company’s common stock trading at or above specified thresholds. If and as certain stock price thresholds are met, using a 60 trading day average, various multiples of the performance-vested cash award will be attained. The first stock price hurdle is at $2.00 at which the award would be payable at 1x, and the highest stock price hurdle would be $8.00 at which the award would be payable at a multiple of 6x. Interim hurdles and multiples between these end points are set forth in the governing agreements. The performance-based cash awards have a ten year term (i.e., the Company’s obligation would be triggered at any time the defined stock price multiples are met over a ten year period, subject to the initial three year vesting period, described below, and provided the employee continues to be employed by the Company). A time vesting element will apply to the performance-vested cash awards such that attained multiples will not be paid out earlier than upon satisfaction of a three-year vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria would need to be satisfied. Once a time vesting date passes, the employee is entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples have been achieved. Any multiples achieved following 100% time vesting would be paid within 60 days of such achievement.

The fair value of the performance-based restricted cash awards as of grant date and June 30, 2015, was $0.9 million and $1.2 million, respectively, of which $0.1 million has been accrued at quarter end based upon the three-year vesting. The fair value was estimated using an option pricing model for a cash or nothing call, an estimated forfeiture rate of 5% and an average effective term of seven years. As the fair value of liability awards is required to be re-measured at each period end, amounts recognized in future periods will vary.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Asset retirement obligations at beginning of period	$31,340	$31,989
Additional liability incurred / acquired	20	12
Accretion expense	1,452	1,333
Liabilities settled	(1,316)	(816)
Revisions to previous estimates	235	—
Asset retirement obligations at end of period	31,731	32,518
Less: current asset retirement obligations	(806)	(1,344)
Long-term asset retirement obligations	$30,925	$31,174

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

As of June 30, 2015, the fair value of the Company’s commodity derivatives was a net asset of $74.0 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of June 30, 2015:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
July – December 2015	5,600	$85.57	8,800	$3.592
January – December 2016	6,500	$80.42	—	$—

The following table represents Resolute’s two-way commodity collar contracts as of June 30, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
July – December 2015	1,000	$84.17	$92.10

The following table represents Resolute’s three-way commodity collar contracts as of June 30, 2015:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
Remaining Term	Bbl per Day	Short Put Price per Bbl	Floor Price per Bbl	Ceiling Price per Bbl
January – December 2017	1,000	$45.00	$60.00	$71.73

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other income (expense):
Commodity derivative settlement gain (loss)	$17,988	$(7,303)	$42,178	$(12,053)
Mark-to-market loss	(39,254)	(14,861)	(38,534)	(18,045)
Commodity derivative instruments gain (loss)	$(21,266)	$(22,164)	$3,644	$(30,098)

Credit Risk and Contingent Features in Derivative Instruments

Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are lenders under Resolute’s Revolving Credit Facility. Accordingly, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. Resolute’s derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement (“ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute generally has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2015, and December 31, 2014 (in thousands):

	Level 2
	June 30, 2015	December 31, 2014
Assets
Derivative instruments, current	$53,094	$72,753
Derivative instruments, long term	21,142	39,799
Total assets	$74,236	$112,552
Liabilities
Derivative instruments, current	$—	$—
Other long term liabilities	218	—
Total liabilities	$218	$—

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

Future minimum CO2 purchase commitments as of June 30, 2015, under this purchase agreement, based on prices and volumes in effect at June 30, 2015, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2015	$7,622
2016	13,898
2017	628
Total	$22,148

Cooperative Agreement with Navajo Nation Oil and Gas Company

Resolute is party to a cooperative agreement with Navajo Nation Oil and Gas Company (“NNOGC”) related to the Aneth Field Properties (the “Cooperative Agreement”). Pursuant to the Cooperative Agreement, NNOGC holds an option to purchase an additional 10% of Resolute’s interest in the Aneth Field Properties. The option is exercisable in July 2017 at the then-current fair market value of such interest at that time.

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

Overview

We are a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our asset base is comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), the Permian Basin in west Texas and southeast New Mexico (the “Permian Basin Properties”) and the Big Horn and Powder River Basins in Wyoming (the “Wyoming Properties”). Our primary operational focus for 2015 is on maintaining production while reducing operating costs in the current depressed commodity price environment. Over the longer term, we will focus on increasing reserves and production from these properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base production through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian Basin Properties, through carefully targeted exploration activities in our properties, and through opportunistic acquisitions.

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

Estimates of proved reserves are based upon many assumptions and are highly dependent on market oil and gas prices (based on a trailing twelve-month un-weighted average of the prices in effect on the first of each month) and operating costs. Although Resolute has been successful in meaningfully reducing operating costs in 2015, oil prices realized in 2015 have been significantly lower than prices realized during the same period in 2014. If these lower oil prices persist during the remainder of 2015, it is likely that we will have downward adjustments to our estimated net proved reserves at December 31, 2015, perhaps by a substantial amount.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded non-cash impairments of the carrying value of our proved oil and gas properties of $120 million, $220 million, and $210 million at December 31, 2014, March 31, 2015, and June 30, 2015, respectively, as a result of the ceiling test limitation. These impairments resulted primarily from lower oil prices realized beginning in October 2014 and continuing through the date of this report. Our estimates of the present value of future net cash flows were based on a pricing methodology required by SEC rules.  This commodity price assumption used in calculating our future net cash flows at June 30, 2015, significantly exceeds the current market price of oil and gas.  Therefore it is likely that we will have substantial downward adjustments in our estimated discounted future net cash flows from proved reserves and substantial additional impairments in future periods if the current low commodity price environment persists.

In view of the current depressed oil and gas price environment, we have adopted an operating and financial plan for 2015 that holds production essentially flat, while preserving capital, enhancing liquidity and paying down debt. We expect to fund our 2015 capital expenditures exclusively from internally generated cash flow. We will pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes, including asset sales, sales of other debt or equity securities, and other transactions. We have taken steps to enhance our liquidity through the sale of assets in Howard and Martin counties, Texas. We also have drawn down an additional $50 million of second lien debt for additional liquidity. We currently have secured a borrowing base of $260 million under our Revolving Credit Facility. In addition, we have significantly reduced our lease operating and general and administrative expenses from 2014 levels. When these cost saving measures are combined with our strong hedge position, we expect to generate cash flow in excess of our 2015 capital expenditure budget and to further reduce our bank debt. In 2015 we will also continue to explore other ways to de-lever our balance sheet, including pursuing additional asset sales and potential joint ventures to drill wells on the Company’s acreage, particularly in the Permian Basin. In June 2015 the Company commenced a process to sell Hilight Field. There can be no assurance that a sale will be consummated on terms acceptable to the Company. We also continue to explore opportunities to increase activity within our asset base in light of the commodity price environment and the evolving drilling, completion and operating cost structure.

Our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests.  We were in compliance with all material terms and covenants of the Revolving Credit Facility, Secured Term Loan Facility and Senior Notes at June 30, 2015.

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

Aneth Field Properties

Our largest asset, constituting 73% of our net proved reserves as of December 31, 2014, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at June 30, 2015. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

The field is connected by pipeline to a refinery located near Gallup, New Mexico that is owned and operated by Western Refining Southwest, Inc., a subsidiary of Western Refining Inc. (“Western”). Western currently purchases all of the oil production from Aneth Field under a purchase agreement dated July 2014. On December 31, 2014, the Company entered into an amendment to the purchase agreement with Western which provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also provides that the term of the purchase agreement shall continue automatically after December 31, 2014, until March 31, 2015, and thereafter on a month-to-month basis until terminated by either party, with ninety days prior notice. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or through the FERC-regulated Texas-New Mexico pipeline owned by Western.

Permian Basin Properties

Our Permian Basin Properties, constituting 19% of net proved reserves as of December 31, 2014, are located in the Permian Basin of Texas and southeast New Mexico. Our position is divided among three principal project areas: the Delaware Basin project area in Reeves County, the Midland Basin project area in Midland and Ector counties and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, targets the Wolfcamp formation. We believe that growth potential exists from our more than 280 gross prospective wells targeting three zones in the Wolfcamp formation based on 160-acre spacing. Significant additional opportunity exists from reduced spacing as well as additional subzones. Our second project area located in the Midland Basin portion of the Permian Basin, in Midland and Ector counties, primarily targets the Wolfcamp and Spraberry formations. We believe that growth potential exists from more than 110 gross prospective horizontal wells targeting multiple zones in the Wolfcamp and Spraberry formations. Our third project area, in the Northwest Shelf in Lea County, New Mexico, is centered on conventional production in Denton, Gladiola and South Knowles fields where we are focused on improving field-level economics through production enhancements and operating cost reductions. We believe that growth potential and upside may exist in these properties from activities such as deepening existing wells and infill drilling from 40-acre to 20-acre spacing.

As of June 30, 2015, we had 1 gross (0.2 net) non-operated well awaiting completion operations in the Delaware Basin.

During the period ended June 30, 2015, we sold our Howard and Martin County properties in the Permian Basin for approximately $42 million. A portion of the purchase price ($2.1 million) has been escrowed and classified as an other current asset in connection with post-closing indemnification rights under the purchase and sale agreement. The sale was consummated on May 1, 2015 with an effective date of March 1, 2015.

Wyoming Properties

Hilight Field, constituting 8% of net proved reserves as of December 31, 2014, is located in the Powder River Basin in Campbell County, Wyoming. The Powder River Basin is experiencing a transformation due to horizontal drilling targeting oil-bearing formations such as the Turner, Niobrara, Shannon, Sussex, Parkman and Mowry. Along with these unconventional opportunities, the basin continues to see exploration activity targeting the conventional Minnelusa formation. We have focused our geological, geophysical and engineering efforts to prepare for testing these formations. These activities have included a 3D seismic survey of Hilight Field and the review of our extensive log data and data from operators drilling wells close to Hilight. We have successfully drilled and completed three horizontal wells in the Turner formation and we believe there are 70 additional horizontal drilling locations in the Turner on our leasehold, based on 215-acre spacing. While drilling our recent wells we collected additional petrophysical data in the Parkman, Shannon, Sussex and Niobrara formations. We believe there may be more than 66 potential Parkman horizontal locations on our acreage, assuming 160-acre spacing. During the second quarter of 2015, oil differentials have been significantly reduced due to improved infrastructure related to transportation of oil in the area.

In June 2015 the Company commenced a process to sell Hilight Field. There can be no assurance that a sale will be consummated on terms acceptable to the Company.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and six months ended June 30, 2015, in comparison to results for the three and six months ended June 30, 2014.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales:
Oil (MBbl)	861	838	1,738	1,711
Gas (MMcf)	1,508	1,187	2,955	2,348
NGL (MBbl)	119	84	216	151
Total sales (MBoe)	1,231	1,120	2,446	2,254
Average daily sales (Boe/d)	13,528	12,311	13,514	12,454
Average Sales Prices:
Oil ($/Bbl)	$50.54	$95.34	$45.96	$93.80
Gas ($/Mcf)	2.27	5.20	2.45	6.03
NGL ($/Bbl)	12.19	28.06	11.21	30.70
Average sales price ($/Boe, excluding commodity derivative settlements)	$39.31	$78.96	$36.60	$79.56
Operating Expenses ($/Boe):
Lease operating	$15.77	$26.23	$16.26	$25.75
Production and ad valorem taxes	5.20	8.94	5.02	9.14
General and administrative	6.12	9.37	6.07	8.49
General and administrative (excluding non-cash compensation expense)	3.87	5.61	3.78	5.42
Restricted cash awards	0.28	—	0.14	—
Depletion, depreciation, amortization and accretion	21.61	28.23	23.92	28.19

Quarter Ended June 30, 2015, Compared to the Quarter Ended June 30, 2014

Revenue. Revenue from oil and gas activities decreased by 45% to $48.4 million during 2015, from $88.5 million during 2014. Of the $40.1 million decrease in revenue, more than 100% of the difference, or approximately $48.8 million, was attributable to decreased commodity pricing ($39.31 per Boe in 2015 versus $78.96 per Boe in 2014) offset by $8.7 million in increased production. Sales volumes increased 10% to 1,231 MBoe during 2015 as compared to 1,120 MBoe during 2014 due to increased production from the drilling of additional wells in the Permian Basin Properties.

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

Lease operating expenses decreased to $19.4 million during 2015, from $29.4 million during 2014. The $10.0 million, or 34%, decrease was attributable to reduced spending initiatives driven by depressed commodity pricing. On a per-unit basis, lease operating expense decreased 40% to $15.77 in 2015 from $26.23 in 2014.

Production and ad valorem taxes in 2015 of $6.4 million decreased from $10.0 million in 2014 and were less on a per-unit basis, due to decreased revenue from oil and gas activities. Production and ad valorem taxes were 13.2% of total revenue in 2015 versus 11.3% of total revenue in 2014.

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

General and administrative expenses decreased to $7.5 million during 2015, as compared to $10.5 million during 2014. The $3.0 million, or 28%, decrease in general and administrative expenses primarily resulted from targeted cost reductions associated with salaries, wages and burdens. On a unit-of-production basis, general and administrative expenses decreased 35%. Cash-based general and administrative expense decreased 24% to $4.8 million in 2015 from $6.3 million in 2014.

Restricted cash award expense increased to $0.3 million during 2015, as compared to no related expense during 2014. On a per-unit basis, restricted cash award expense was $0.28 per Boe in 2015. The increased expense is a result of the May 2015 grant of time- and performance-based restricted cash awards under the long-term incentive program for 2015. The time-based awards will vest and be expensed ratably over three years. The performance-based awards will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life.

Depletion, depreciation, amortization and accretion expenses decreased to $26.6 million during 2015, as compared to $31.6 million during 2014. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $21.61 per Boe in 2015 from $28.23 per Boe in 2014 due to a decrease in the 2015 amortization base offset by a 10% increase in 2015 production.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a $210 million non-cash impairment of the carrying value of our proved oil and gas properties at June 30, 2015, as a result of the ceiling test limitation. No impairment was recorded at June 30, 2014. The 2015 impairment resulted primarily from lower oil prices realized. In addition, our estimate of proved reserves as of June 30, 2015, was based on a pricing methodology required by SEC rules. This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas. Therefore it is likely that we will have additional impairment resulting from substantial downward adjustments in our estimated proved reserves and discounted future net cash flows if the current low commodity price environment persists.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2015 the loss on oil and gas commodity derivatives was $21.3 million, consisting of $39.3 million of mark-to-market losses offset by $18.0 million of derivative settlement gains. During 2014 the loss on oil and gas commodity derivatives was $22.2 million, consisting of $14.9 million of mark-to-market losses and $7.3 million of derivative settlement losses.

Interest expense in 2015 increased to $15.9 million from the $7.6 million recorded in 2014. The $8.3 million increase in interest expense was primarily due to higher interest rates associated with the Secured Term Loan Facility entered into on December 30, 2014, as well as lower capitalized interest due to decreased exploration activity. The components of our interest expense are as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
8.50% senior notes	$8,500	$8,500
Secured term loan facility	4,878	—
Revolving credit facility	1,346	2,412
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	1,617	589
Other, net	61	36
Capitalized interest	(548)	(3,960)
Total interest expense	$15,854	$7,577

Income Tax Benefit (Expense). There was no income tax benefit recognized during 2015, as compared to income tax benefit of $6.7 million, or 29.3% of the loss before income taxes in 2014. The lower 2015 effective rate was attributable to the valuation allowance that was established during 2015, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Six Months Ended June 30, 2015, compared to Six Months Ended June 30, 2014

Revenue. Revenue from oil and gas activities decreased by 50% to $89.5 million during 2015, from $179.3 million during 2014. Of the $89.8 million decrease in revenue, more than 100% of the difference, or approximately $105.1 million, was attributable to decreased commodity pricing ($36.60 per Boe in 2015 from $79.56 per Boe in 2014) offset by $15.3 million in increased production. Sales volumes increased 9% to 2,446 MBoe during 2015 as compared to 2,254 MBoe during 2014 primarily due to increased production from the drilling of additional wells in the Permian Basin Properties as well as increased response from tertiary recovery techniques in the Aneth Field Properties.

Operating Expenses. Lease operating expenses decreased to $39.8 million during 2015, from $58.0 million during 2014. The $18.2 million, or 31%, decrease was attributable to reduced spending initiatives driven by depressed commodity pricing. On a per-unit basis, lease operating expense decreased 37% to $16.26 in 2015 from $25.75 in 2014.

Production and ad valorem taxes of $12.3 million in 2015, versus $20.6 million in 2014 and were less on a per-unit basis, due to decreased revenue from oil and gas activities. Production and ad valorem taxes were 13.7% of total revenue in 2015 versus 11.5% of total revenue in 2014.

General and administrative expenses decreased to $14.8 million during 2015, as compared to $19.1 million during 2014. The $4.3 million, or 22%, decrease in general and administrative expenses primarily resulted from targeted cost reductions associated with salaries, wages and burdens. On a unit-of-production basis, general and administrative expenses decreased 29%. Cash based general and administrative expense decreased 24% to $9.2 million from $12.2 million.

Restricted cash award expense increased to $0.3 million during 2015, as compared to no related expense during 2014. On a per-unit basis, restricted cash award expense was $0.14 per Boe in 2015. The increased expense is a result of the May 2015 grant of time- and performance-based restricted cash awards under the long-term incentive program for 2015. The time-based awards will vest and be expensed ratably over three years. The performance-based awards will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life.

Depletion, depreciation, amortization and accretion expenses decreased $5.0 million, or 8%, to $58.5 million during 2015, as compared to $63.5 million during 2014. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $23.92 per Boe in 2015 from $28.19 per Boe in 2014 due to a decrease in the 2015 amortization base offset by a 9% increase in 2015 production.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a $430 million non-cash impairment of the carrying value of our proved oil and gas properties at June 30, 2015 as a result of the ceiling test limitation. No impairment was recorded at June 30, 2014. The 2015 impairment resulted primarily from lower oil prices realized. In addition, our estimate of proved reserves as of June 30, 2015 was based on a pricing methodology required by SEC rules. This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas. Therefore it is likely that we will have additional impairment resulting from substantial downward adjustments in our estimated proved reserves and discounted future net cash flows if the current low commodity price environment persists.

Other Income (Expense). During 2015, the gain on oil and gas commodity derivatives was $3.6 million, consisting of $42.1 million of derivative settlement gains and $38.5 million of mark-to-market losses. During 2014, the loss on oil and gas commodity derivatives was $30.1 million, consisting of $18.0 million of mark-to-market losses and $12.1 million of derivative settlement losses.

Interest expense in 2015 increased to $27.0 million from the $15.4 million recorded in 2014. The $11.6 million increase in interest expense was primarily due to higher interest rates associated with the Secured Term Loan Facility entered into on December 30, 2014, as well as lower capitalized interest due to decreased exploration activity. The components of our interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
8.50% senior notes	$17,000	$17,000
Secured term loan facility	9,003	—
Revolving credit facility	2,856	5,120
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	3,114	1,188
Other, net	66	(185)
Capitalized interest	(5,028)	(7,750)
Total interest expense	$27,011	$15,373

Income Tax Benefit (Expense). Income tax benefit recognized during 2015 was $22.4 million, or 4.6% of the loss before income taxes, as compared to income tax benefit of $7.8 million, or 28.4% of the loss before income taxes during 2014. The significant difference in effective tax rate in 2015 is primarily due to the valuation allowance that was established during 2015, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$40,393	$91,732
Cash used in investing activities	(11,141)	(88,970)
Cash used in financing activities	(33,275)	(1,546)

Net cash provided by operating activities was $40.4 million for the first six months of 2015 as compared to $91.7 million for the 2014 period. Cash provided by operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in net cash provided by operating activities in 2015 over 2014 was primarily due to decreased revenue resulting from lower commodity prices (offset by increased production and derivative settlement gains), and changes in working capital as a result of lower commodity prices and reduced drilling activities in 2015. Resolute’s cash flows from operating activities are also affected by the costs related to continued operations and debt service.

We plan to reinvest a sufficient amount of our cash flow into our development operations in order to maintain our production over the long term, and plan to use external financing sources as well as cash flow from operations and cash reserves to increase our production.

In view of the current depressed oil and gas price environment, we have adopted an operating and financial plan for 2015 that holds production essentially flat, while preserving capital, enhancing liquidity and paying down debt. We expect to fund our 2015 capital expenditures exclusively from internally generated cash flow. We will pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes, asset sales, sales of other debt or equity securities, and other transactions. We have taken steps to enhance our liquidity through the sale of assets in Howard and Martin counties, Texas. We also have drawn down an additional $50 million of second lien debt for additional liquidity. We currently have secured a borrowing base of $260 million under our Revolving Credit Facility. In addition, we have significantly reduced our lease operating and general and administrative expenses from 2014 levels. When these cost saving measures are combined with our strong hedge position, we expect to generate cash flow in excess of our 2015 capital expenditure budget and to further reduce our bank debt. In 2015 we will also continue to explore other ways to de-lever our balance sheet, including pursuing additional asset sales and potential joint ventures to drill wells on the Company’s acreage, particularly in the Permian Basin. In June 2015 the Company commenced a process to sell Hilight Field. There can be no assurance that a sale will be consummated on terms acceptable to the Company. We also continue to explore opportunities to increase activity within our asset base in light of the commodity price environment and the evolving drilling, completion and operating cost structure.

Net cash used in investing activities was $11.1 million in 2015 compared to $89.0 million in 2014. The primary investing activity in 2015 was cash used for capital expenditures of $50.1 million. Capital expenditures consisted primarily of $7.7 million in compression and facility projects in Aneth Field, $4.5 million in CO2 acquisition, $34.4 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $3.5 million in drilling activities and infrastructure in our Wyoming Properties. Capital divestitures included $40.0 million of proceeds from the sale of the Howard and Martin County properties in the Permian Basin and $0.6 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and acreage in Park County, Wyoming and Andrews County, Texas. The 2014 capital expenditures consisted primarily of $15.0 million in compression and facility and drilling projects in Aneth Field, $8.0 million in CO2 acquisition, $64.0 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $3.3 million in recompletion and drilling activities in our Wyoming Properties. Capital divestitures in 2014 included $4.8 million of proceeds from the sale of certain operated properties in the Bakken trend of North Dakota.

Net cash used in financing activities was $33.3 million in 2015 compared to $1.5 million in 2014. The primary financing activities in 2015 were $75 million in net payments under the Revolving Credit Facility, $3.7 million in financing costs paid and $0.9 million in Secured Term Loan Facility principal payments offset by $46.5 million in net proceeds from the issuance of the Incremental Term Loans under the Secured Term Loan Facility.

If cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Revolving Credit Facility (if available), issuances of other debt or equity securities or from other sources, such as asset sales. We have in place an effective shelf registration statement, with a remaining capacity of $394 million; however our ability to access this capacity may be substantially limited by applicable shelf eligibility rules and market conditions. There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by covenants in our Revolving Credit Facility, Secured Term Loan Facility or our Senior Notes. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to satisfy our objectives under our existing indebtedness, finance the capital expenditures necessary to maintain production or proved reserves or complete acquisitions that may be favorable to us.

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

Revolving Credit Facility

Our Revolving Credit Facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent with Resolute as the borrower. The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders. The determination of the borrowing base takes into consideration the estimated value of our oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Based upon the current depressed oil and gas price environment, we expect that the current borrowing base of $260 million will be reduced, perhaps significantly, at the fall borrowing base redetermination, which will be effective in October 2015. Under certain circumstances, either the Company or the lenders may request an interim redetermination. The Revolving Credit Facility matures in March 2018.

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

In April 2015 we entered into the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement which set the borrowing base at $275 million effective April 15, 2015, and included a provision for the sale of the oil and gas properties in Howard and Martin Counties, Texas (which was consummated May 1, 2015), subject to a $5 million automatic reduction in the borrowing base upon the closing of such sale. Furthermore, the amendment extended the deadline for incurring up to $50 million of additional loans under the Secured Term Loan Agreement (discussed below) to May 31, 2015, amended the claw back provision related there to such that the borrowing base was reduced automatically upon such incurrence by an amount equal to 20% of the principal amount of such additional loans (rather than the 90% claw back provision previously in effect) and modified the maximum first lien leverage ratio covenant so that the ratio level will not step down to 2.0 to 1.0 until the aggregate outstanding principal balance of the Second Lien debt exceeds $200 million (rather than when it equals or exceeds $200 million).

In May 2015 we borrowed an additional $50 million of second lien term debt (discussed below). As a result, the borrowing base under the Revolving Credit Facility was automatically reduced by $10 million to $260 million.

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

As of June 30, 2015, outstanding borrowings under the Revolving Credit Facility were $160 million, with a borrowing base of $260 million. The borrowing base availability is reduced by $3.1 million in conjunction with letters of credit issued at June 30, 2015. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, we would be required to eliminate that excess over the 120 days following that determination. The Revolving Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC, Resolute Wyoming, Inc. and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of June 30, 2015, the weighted average interest rate on the outstanding balance under the Revolving Credit Facility was 2.19%.

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility at June 30, 2015.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from our subsidiaries, except those imposed by applicable law.

Secured Term Loan Agreement

On December 30, 2014, we entered into a second lien Secured Term Loan Agreement with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which we borrowed $150 million. Initial funding of the Secured Term Loan Facility occurred on December 31, 2014 with net proceeds of approximately $135 million after payment of transaction-related fees, expenses and discounts. Net proceeds were used to repay amounts outstanding under the Revolving Credit Facility. The Secured Term Loan Facility will mature on the date that is six months after the maturity of our existing Revolving Credit Facility, but in no event later than November 1, 2019.

On May 18, 2015, Resolute and certain of its subsidiaries, as guarantors, entered into an Amendment to the Secured Term Loan Agreement and Increased Facility Activation Notice-Incremental Term Loans with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which the Company borrowed an additional $50 million of Incremental Term Loans under its

Secured Term Loan Agreement dated December 30, 2014.  Funding of the Incremental Term Loans occurred on May 19, 2015.  The Incremental Term Loans have the same terms as the existing second lien borrowings under the Secured Term Loan Agreement, adjusted for the date of the closing. The $50 million of Incremental Term Loans was placed with the same lenders that participated in the initial $150 million second lien closing in December 2014. Net proceeds from the Incremental Term Loans, of approximately $46 million after payment of transaction-related fees, expenses and discounts, were used to repay amounts outstanding under the Revolving Credit Facility.

Obligations under the Secured Term Loan Facility are guaranteed by our subsidiaries and secured by second priority liens on substantially all of our assets that serve as collateral under the Revolving Credit Facility.

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0.

We may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, after any mandatory repayment to first lien debt, subject to a limited right to reinvest proceeds in oil and gas activities. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. However, in connection with the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement described above, the mandatory prepayment of Secured Term Loan Facility debt under the Howard and Martin County properties sale was waived.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of June 30, 2015.

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

The Senior Notes are redeemable by us on or after May 1, 2016, on not less than 30 or more than 60 days prior notice, at redemption prices set forth in the Indenture. The Senior Notes may be redeemed at any time prior to May 1, 2016, at the option of the Company at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium, and accrued and unpaid interest and additional interest, if any, to the applicable redemption date as set forth in the Indenture. If a change of control occurs, each holder of the Notes will have the right to require that we purchase all of such holder’s Notes in an amount equal to 101% of the principal of such Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

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

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of June 30, 2015, the fair value of our commodity derivatives was a net asset of $74.0 million.

The following table represents our commodity swap contracts as of June 30, 2015:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2015	5,600	$85.57	$25,865	8,800	$3.592	$947
Jan – Dec 2016	6,500	$80.42	$42,965	—	$—	$—

The following table represents our two-way commodity collar contracts as of June 30, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2015	1,000	$84.17	$92.10	$4,376

The following table represents our three-way commodity collar contracts as of June 30, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2017	1,000	$45.00	$60.00	$71.73	$(135)

Interest Rate Risk

At June 30, 2015, we had $160 million and $199.1 million of outstanding debt under the Revolving Credit Facility and Secured Term Loan Facility, respectively. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2015, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended June 30, 2015, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014. These risks are not the only risks facing the Company.

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

2015	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan(2)
March 1 – 31	166,674	$0.91	—	—
April 1 – 30	4,528	$0.57	—	—
May 1 – 31	399	$1.27	—	—
June 1 – 30	1,105	$1.19	—	—

1)	All shares purchased in 2015 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)

As of June 30, 2015, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (2,706,356 shares), unvested stock options (1,886,154 shares), shares yet to be granted under the Incentive Plan (3,168,238 shares) and potential Outperformance Shares (827,985 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Amendment No. 2 to the 2009 Performance Incentive Plan (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2015

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 10, 2015