Form 10-Q
period 2015-09-30
Resolute Energy Corp
filed 2015-11-09
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 77,499,466 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, our production and cost guidance for 2015; anticipated capital expenditures in 2015 and the sources of such funding; availability of alternative oil purchase markets and oil takeaway systems; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to evaluate and pursue de-levering transactions, including joint ventures and asset sales; liquidity and availability of capital including projections of free cash flow; additional future potential full cost ceiling impairments; future downward adjustments in estimated proved reserves as a result of low commodity prices and divestitures; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, and the resource potential of such projects; and the prospectivity of our properties and acreage. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily, although not exclusively, located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2014, and such things as:

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

•	risks related to our level of indebtedness;
•	our ability to fulfill our obligations under our revolving credit facility, secured term loan facility, the senior notes and any additional indebtedness we may incur;
•	constraints imposed on our business and operations by our revolving credit facility, secured term loan facility and senior notes may limit our ability to execute our business strategy;
•	future write downs of the carrying value of our oil and gas properties;
•	our future cash flow, liquidity and financial position;
•	the success of our business and financial strategy, derivative strategies and plans;
•	risks associated with all of our Aneth Field oil production being purchased by a single customer and connected to such customer with a pipeline that we do not own or control;
•	inaccuracies in reserve estimates;
•	the completion, timing and success of drilling on our properties;
•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;
•	the amount, nature and timing of our capital expenditures, including future development costs;
•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P.;
•	the effectiveness and results of our CO2 flood program at Aneth Field;
•

our relationship with the Navajo Nation, the local community in the area where we operate Aneth Field, and Navajo Nation Oil and Gas Company, as well as certain purchase rights held by Navajo Nation Oil and Gas Company;

•	the impact of any U.S. or global economic recession;
•	the success of the development plan for and production from our oil and gas properties;
•	the timing and amount of future production of oil and gas;

•	the ability to sell assets at values and on terms that are advantageous to us;
•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
•	risks and uncertainties in the application of available horizontal drilling and completion techniques;
•	uncertainty surrounding occurrence and timing of identifying drilling locations and necessary capital to drill such locations;
•	our ability to fund and develop our estimated proved undeveloped reserves;
•	the effect of third party activities on our oil and gas operations, including our dependence on gas gathering and processing systems;
•	our operating costs and other expenses;
•	our success in marketing oil and gas;
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

•	the concentration of our producing properties in a limited number of geographic areas;
•	potential changes to regulations affecting derivatives instruments;
•	environmental liabilities under existing or future laws and regulations;
•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
•	competition in the oil and gas industry;
•	developments in oil and gas producing countries;
•	loss of senior management or key technical personnel;
•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;
•	potential power supply limitations in the electrical infrastructure serving Aneth Field;
•	timing of installation of gathering infrastructure in areas of new exploration and development;
•	potential breakdown of equipment and machinery relating to the Aneth compression facility;
•	losses possible from pending or future litigation;
•	risks related to our common stock including potential delisting from the NYSE, complication of “penny stock” rules and potential declines in our stock prices and dilution to stockholders;
•	our low stock price heightens the risk of a transaction that could trigger a change of control under our debt agreements;
•	our ability to achieve the growth and benefits we expect from our acquisitions;
•	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;
•	risk factors discussed or referenced in this report; and
•	other factors, many of which are beyond our control.

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

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,280	$4,352
Accounts receivable	37,525	57,909
Commodity derivative instruments	80,461	72,753
Prepaid expenses and other current assets	3,496	1,858
Total current assets	122,762	136,872
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	174,841	270,375
Proved	1,802,857	1,706,847
Other property and equipment	10,078	9,994
Accumulated depletion, depreciation and amortization	(1,450,458)	(744,220)
Net property and equipment	537,318	1,242,996
Other assets:
Restricted cash	21,496	19,858
Deferred income taxes	27,358	869
Commodity derivative instruments	19,570	39,799
Other assets	271	182
Total assets	$728,775	$1,440,576
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,250	$25,781
Accrued expenses	44,134	65,799
Accrued interest payable	14,294	5,739
Asset retirement obligations	775	327
Deferred income taxes	27,358	23,223
Secured term loan facility	2,000	1,494
Total current liabilities	95,811	122,363
Long term liabilities:
Revolving credit facility	137,643	231,936
Secured term loan facility	181,035	133,199
Senior notes	395,754	394,807
Asset retirement obligations	31,652	31,013
Other long term liabilities	1,409	640
Total liabilities	843,304	913,958
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,505,875 and 77,634,737 shares at September 30, 2015 and December 31, 2014, respectively	8	8
Additional paid-in capital	655,689	646,738
Accumulated deficit	(770,226)	(120,128)
Total stockholders’ equity (deficit)	(114,529)	526,618
Total liabilities and stockholders’ equity (deficit)	$728,775	$1,440,576

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Oil	$32,027	$75,359	$111,910	$235,884
Gas	3,678	6,273	10,908	20,434
Natural gas liquids	912	2,470	3,328	7,121
Total revenue	36,617	84,102	126,146	263,439
Operating expenses:
Lease operating	20,469	28,490	60,241	86,534
Production and ad valorem taxes	5,431	10,091	17,717	30,704
Depletion, depreciation, amortization, and asset retirement obligation accretion	21,900	32,980	80,414	96,513
Impairment of proved oil and gas properties	198,000	—	628,000	—
General and administrative	7,329	9,823	22,170	28,963
Restricted cash awards	355	—	702	—
Total operating expenses	253,484	81,384	809,244	242,714
Income (loss) from operations	(216,867)	2,718	(683,098)	20,725
Other income (expense):
Interest expense, net	(16,307)	(7,841)	(43,318)	(23,214)
Commodity derivative instruments gain (loss)	50,399	27,450	54,043	(2,648)
Other income (loss)	6	6	(79)	15
Total other income (expense)	34,098	19,615	10,646	(25,847)
Income (loss) before income taxes	(182,769)	22,333	(672,452)	(5,122)
Income tax benefit (expense)	—	(7,367)	22,354	420
Net income (loss)	$(182,769)	$14,966	$(650,098)	$(4,702)
Net income (loss) per common share:
Basic and diluted	$(2.44)	$0.20	$(8.69)	$(0.06)
Weighted average common shares outstanding:
Basic	74,857	73,886	74,789	73,758
Diluted	74,857	74,050	74,789	73,758

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2015	77,635	$8	$646,738	$(120,128)	$526,618
Issuance of stock, restricted stock and share-based compensation	160	—	9,109	—	9,109
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(289)	—	(158)	—	(158)
Net loss	—	—	—	(650,098)	(650,098)
Balance as of September 30, 2015	77,506	$8	$655,689	$(770,226)	$(114,529)

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(650,098)	$(4,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	80,414	96,513
Impairment of proved oil and gas properties	628,000	—
Amortization of deferred financing costs and long-term debt premium and discount	4,815	1,767
Share-based compensation	8,979	11,845
Commodity derivative instruments loss (gain)	(54,043)	2,648
Commodity derivative settlement gains (losses)	66,564	(17,062)
Deferred income tax benefit	(22,354)	(420)
Change in operating assets and liabilities:
Accounts receivable	20,513	25,837
Other current assets	362	(382)
Accounts payable and accrued expenses	(20,395)	4,428
Accrued interest payable	8,555	8,475
Net cash provided by operating activities	71,312	128,947
Investing activities:
Oil and gas exploration and development expenditures	(59,382)	(131,380)
Proceeds from sale of oil and gas properties and other	40,449	7,856
Purchase of other property and equipment	(84)	(1,878)
Restricted cash	(1,637)	(1,638)
Other	47	466
Net cash used in investing activities	(20,607)	(126,574)
Financing activities:
Proceeds from bank borrowings	131,000	317,500
Repayments of borrowings	(227,375)	(317,500)
Proceeds from issuance of term loans	46,500	—
Payment of financing costs	(3,744)	—
Redemption of restricted stock for employee income taxes	(158)	(1,683)
Net cash used in financing activities	(53,777)	(1,683)
Net increase (decrease) in cash and cash equivalents	(3,072)	690
Cash and cash equivalents at beginning of period	4,352	19
Cash and cash equivalents at end of period	$1,280	$709

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. The Company’s operating assets are comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”) and the Permian Basin in west Texas and southeast New Mexico. The Company conducts all of its activities in the United States of America.

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

Recent Accounting Pronouncements

In April 2015 the FASB issued new authoritative guidance related to the presentation of deferred financing costs. This authoritative guidance is effective for the annual period beginning after December 15, 2015, including interim reporting periods within that reporting period. The new guidance prescribes that the application be applied retrospectively.  The Company elected to early-adopt this guidance in the first quarter of 2015. Accordingly, the Company has reclassified all deferred financing costs to a direct deduction from the carrying amounts of debt for the balance sheets at September 30, 2015, and December 31, 2014 (See Note 5 to the condensed consolidated financial statements).

In August 2014 the FASB issued new authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

For the three and nine months ended September 30, 2015, the Company recorded a non-cash impairment of the carrying value of its oil and gas properties of $198 million and $628 million, respectively, as a result of the ceiling test limitation. The Company recorded no ceiling test impairment during the comparable prior year periods. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Sale of Howard and Martin County Properties

During the nine month period ended September 30, 2015, the Company sold its Howard and Martin County properties in the Permian Basin for approximately $42 million. A portion of the purchase price ($2.0 million) has been escrowed and classified as an other current asset at September 30, 2015, in connection with post-closing indemnification rights under the purchase and sale agreement. The sale was consummated on May 1, 2015, with an effective date of March 1, 2015.

Sale of Hilight Field Properties

Subsequent to the period ended September 30, 2015, the Company sold its Hilight Field Properties in the Powder River Basin for approximately $55 million. The sale was consummated on October 6, 2015, with an effective date of July 1, 2015. As a part of the sale, the Company will no longer be liable for asset retirement obligations of $8.1 million at September 30, 2015.

The net proceeds under these sales were used to pay down amounts outstanding under the Revolving Credit Facility (as defined below).

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Potential dilutive restricted stock	1,627	2,734	1,832	3,052
Anti-dilutive securities	5,363	33,270	4,714	35,249

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(182,769)	$14,966	$(650,098)	$(4,702)

Basic weighted average common shares outstanding	74,857	73,886	74,789	73,758
Add: dilutive effect of non-vested restricted stock	—	164	—	—
Diluted weighted average common shares outstanding	74,857	74,050	74,789	73,758

Basic and diluted net income (loss) per common share	$(2.44)	$0.20	$(8.69)	$(0.06)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	September 30, 2015
Revolving credit facility	$140,000	$—	$(2,357)	$137,643
Secured term loan facility	198,625	(11,951)	(3,639)	183,035
8.50% senior notes	400,000	1,292	(5,538)	395,754
Total	$738,625	$(10,659)	$(11,534)	$716,432
Current portion of secured term loan facility				2,000
Long-term debt				$714,432

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2014
Revolving credit facility	$235,000	$—	$(3,064)	$231,936
Secured term loan facility	150,000	(10,500)	(4,807)	134,693
8.50% senior notes	400,000	1,461	(6,654)	394,807
Total	$785,000	$(9,039)	$(14,525)	$761,436
Current portion of secured term loan facility				1,494
Long-term debt				$759,942

For the three months ended September 30, 2015 and 2014, the Company incurred interest expense on long-term debt of $16.3 million and $7.8 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred interest expense on long-term debt of $43.3 million and $23.2 million, respectively. The Company capitalized $0.5 million and $3.7 million of interest expense during the three months ended September 30, 2015 and 2014, respectively. The Company capitalized $5.5 million and $11.4 million of interest expense during the nine months ended September 30, 2015 and 2014, respectively.

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

In December 2014 Resolute entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement that, among other things, conformed the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility (defined below). The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0 for any fiscal quarter ending on or after December 31, 2015, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the subsequent two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves, using economic parameters specified in our Revolving Credit Facility.

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

As of September 30, 2015, outstanding borrowings under the Revolving Credit Facility were $140 million, under a borrowing base of $260 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued at September 30, 2015.

In October 2015 the Company completed its fall borrowing base redetermination, and the borrowing base was set at $165 million. This amount reflected a $15 million reduction attributable to the sale of the Powder River Basin properties described in Note 3. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, Resolute would be required to eliminate that excess over 120 days following that determination. The Revolving Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of September 30, 2015, the weighted average interest rate on the outstanding balance under the Revolving Credit Facility was 2.20%. The fair value of the Revolving Credit Facility approximates its principal amount because the interest rate of the Revolving Credit Facility is variable over the term of the loan.

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all material terms and covenants of the Revolving Credit Facility at September 30, 2015.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0 for any fiscal quarter ending on or after December 31, 2015, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0.

The Company may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales after any mandatory repayment of first lien debt, subject to a limited right to reinvest proceeds in oil and gas activities and subject to the right of the lenders to waive prepayment. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. However, in connection with the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement described above, the mandatory prepayment of Secured Term Loan Facility debt under the Howard and Martin County properties sale was waived. Furthermore, in connection with the Powder River Basin sale, on October 5, 2015, the Company also entered into a letter agreement under the Company’s Secured Term Loan Facility, pursuant to which the mandatory prepayment of Secured Term Loan Facility debt was waived.

Due to the lack of an active market, quoted market prices for the Company’s Secured Term Loan Facility or similar debt are not available.  The Company used valuation techniques that relied on unobservable inputs, current information including LIBOR interest rates and the specific terms of the Secured Term Loan Facility to estimate the fair value (a Level 3 fair value measurement).  The fair value of the Company’s Secured Term Loan Facility at September 30, 2015, was estimated to be $186.7 million, which approximates its carrying value (as defined as principal less the unamortized discount).

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of September 30, 2015.

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

The fair value of the Senior Notes at September 30, 2015, was estimated to be $179.6 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2015 and 2014, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. The lower effective rate in 2015 relates to the valuation allowance placed on the net deferred tax asset in 2015, in addition to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current income tax benefit (expense)	$—	$—	$—	$—
Deferred income tax benefit (expense)	—	(7,367)	22,354	420
Total income tax benefit (expense)	$—	$(7,367)	$22,354	$420

The Company had no reserve for uncertain tax positions as of September 30, 2015. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company’s analysis, it was concluded that as of September 30, 2015 a valuation allowance should be established against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of September 30, 2015 of $223.2 million on its long-term deferred tax asset. There was no valuation allowance established as of September 30, 2014. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of September 30, 2015, or December 31, 2014.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At September 30, 2015 and December 31, 2014, the Company had 77,505,875 and 77,634,737 shares of common stock issued and outstanding, respectively.

In June 2015, the stockholders of the Company approved an authorization to (i) effect a reverse stock split of our common stock at any time prior to December 31, 2015 at one of seven reverse split ratios, 1-for-2, 1-for-5, 1-for-10, 1-for-15, 1-for-20, 1-for-25 or 1-for-30, as determined by our Board of Directors in its sole discretion, and (ii) if and when the reverse stock split is effected, reduce the number of authorized shares of our common stock by the reverse split ratio determined by our Board of Directors.

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

For the three and nine months ended September 30, 2015 and 2014, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock option awards	$139	$—	$223	$—
Time-based restricted stock awards	2,146	3,205	6,548	8,913
Stock appreciation awards	11	60	33	179
TSR awards	718	1,238	2,130	2,753
Time-based restricted cash awards	368	—	592	—
Performance-based restricted cash awards	(13)	—	110	—
Total Incentive Plan compensation expense	$3,369	$4,503	$9,636	$11,845

As of September 30, 2015 the Company held unrecognized share-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Stock option awards	$1,468	2.6
Time-based restricted stock awards	7,522	1.1
Stock appreciation awards	9	0.3
TSR awards	2,380	1.1
Total unrecognized compensation expense	$11,379

Equity Awards

Equity awards consist of service-based and performance-based restricted stock units and stock options under the Incentive Plan.

Stock Option Awards

Options issued to employees to purchase shares of common stock vest in three equal annual installments at specified dates based on continued employment with a ten year term. The compensation expense to be recognized for the option awards was measured based on the Company’s estimated fair value at the date of grant using a Black-Scholes pricing model as well as an estimated forfeiture rate of 10% which will be updated periodically based on actual employee turnover. During the nine months ended September 30, 2015, the Company granted 2,043,002 options, with a weighted-average exercise price of $1.28 per share, to employees to purchase shares of common stock, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested option awards for the nine months ended September 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	—	$—
Granted	2,043,002	0.92
Vested	—	—
Forfeited	(37,758)	0.97
Non-vested, end of period	2,005,244	$0.92

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three or four equal annual installments at specified dates based on continued employment. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 20% which are updated periodically based on actual employee turnover. During the nine months ended September 30, 2015, the Company granted 160,500 shares of time-based restricted stock to employees and directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the nine months ended September 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	2,497,830	$9.43
Granted	160,500	1.35
Vested	(944,435)	9.56
Forfeited	(105,558)	9.01
Non-vested, end of period	1,608,337	$8.54

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

The following table summarizes the changes in non-vested Stock Appreciation Awards for the nine months ended September 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	266,652	$3.95
Granted	—	—
Vested	—	—
Forfeited	(7,967)	3.75
Non-vested, end of period	258,685	$3.96

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

          The following table summarizes the changes in non-vested TSR Awards for the nine month period ended September 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	764,598	$14.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, end of period	764,598	$14.26

Liability Awards

Liability awards consist of awards that are settled in cash instead of shares, as discussed below.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. The compensation expense to be recognized for the time-based restricted cash awards was measured utilizing an estimated forfeiture rate of 15% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of September 30, 2015, was $4.4 million, of which $0.6 million has been accrued.

Performance-Based Restricted Cash Awards

The performance criteria for the performance-based restricted cash awards granted in May 2015 are based on future prices of the Company’s common stock trading at or above specified thresholds. If and as certain stock price thresholds are met, using a 60 trading day average, various multiples of the performance-vested cash award will be attained. The first stock price hurdle is at $2.00 at which the award would be payable at 1x, and the highest stock price hurdle would be $8.00 at which the award would be payable at a multiple of 6x. Interim hurdles and multiples between these end points are set forth in the governing agreements. The performance-based cash awards have a ten year term (i.e., the Company’s obligation would be triggered at any time the defined stock price multiples are met over a ten year period, subject to the initial three year vesting period, described below, and provided the employee continues to be employed by the Company). A time vesting element will apply to the performance-vested cash awards such that attained multiples will not be paid out earlier than upon satisfaction of a three-year vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria would need to be satisfied. Once a time vesting date passes, the employee is entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples have been achieved. Any multiples achieved following 100% time vesting would be paid within 60 days of such achievement.

The fair value of the performance-based restricted cash awards as of grant date and September 30, 2015, was $0.9 million and $0.4 million, respectively, of which $0.1 million has been accrued at quarter end based upon the three-year vesting. The fair value was estimated using an option pricing model for a cash or nothing call, an estimated forfeiture rate of 5% and an average effective term of seven years. As the fair value of liability awards is required to be re-measured at each period end, amounts recognized in future periods will vary.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Asset retirement obligations at beginning of period	$31,340	$31,989
Additional liability incurred / acquired	22	45
Accretion expense	2,177	2,017
Liabilities settled	(1,347)	(1,065)
Revisions to previous estimates	235	—
Asset retirement obligations at end of period	32,427	32,986
Less: current asset retirement obligations	(775)	(1,094)
Long-term asset retirement obligations	$31,652	$31,892

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

The Company utilizes fixed price swaps, basis swaps, option contracts and two-and three-way collars. These instruments generally entitle Resolute (the floating price payer in most cases) to receive settlement from the counterparty (the fixed price payer in most cases) for each calculation period in amounts, if any, by which the settlement price for the scheduled trading days applicable to each calculation period is less than the fixed strike price or floor price. The Company would pay the counterparty if the settlement price for the scheduled trading days applicable to each calculation period exceeds the fixed strike price or ceiling price. The amount payable by Resolute, if the floating price is above the fixed or ceiling price is the product of the notional contract quantity and the excess of the floating price over the fixed or ceiling price per calculation period. The amount payable by the counterparty, if the floating price is below the fixed or floor price, is the product of the notional contract quantity and the excess of the fixed or floor price over the floating price per calculation period. A three-way collar consists of a two-way collar contract combined with a put option contract sold by the Company with a strike price below the floor price of the two-way collar. The Company receives price protection at the purchased put option floor price of the two-way collar if commodity prices are above the sold put option strike price. If commodity prices fall below the sold put option strike price, the Company receives the cash market price plus the variance between the put price and the floor price. This type of instrument captures more value in a rising commodity price environment, but limits the benefits in a downward commodity price environment. Basis swaps, when used in connection with fixed price swaps, to fix the price differential between the NYMEX Commodity price and the index price at which the gas production is sold.

As of September 30, 2015, the fair value of the Company’s commodity derivatives was a net asset of $100.0 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of September 30, 2015:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
October – December 2015	5,600	$85.18	8,800	$3.592
January – December 2016	6,500	$80.42	—	$—
July – December 2016	75	$52.75	5,100	$2.975
January – June 2017	65	$54.75	2,400	$3.083

The following table represents Resolute’s two-way commodity collar contracts as of September 30, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
October – December 2015	1,000	$84.17	$92.10

The following table represents Resolute’s three-way commodity collar contracts as of September 30, 2015:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
Remaining Term	Bbl per Day	Short Put Price per Bbl	Floor Price per Bbl	Ceiling Price per Bbl
January – December 2017	1,000	$45.00	$60.00	$71.73

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Other income (expense):
Commodity derivative settlement gain (loss)	$24,386	$(5,009)	$66,564	$(17,062)
Mark-to-market gain (loss)	26,013	32,459	(12,521)	14,414
Commodity derivative instruments gain (loss)	$50,399	$27,450	$54,043	$(2,648)

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2015, and December 31, 2014 (in thousands):

	Level 2
	September 30, 2015	December 31, 2014
Assets
Derivative instruments, current	$80,461	$72,753
Derivative instruments, long term	19,570	39,799
Total assets	$100,031	$112,552
Liabilities
Derivative instruments, current	$—	$—
Derivative instruments, long term	—	—
Total liabilities	$—	$—

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

Future minimum CO2 purchase commitments as of September 30, 2015, under this purchase agreement, based on prices and volumes in effect at September 30, 2015, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2015	$3,312
2016	12,078
2017	546
Total	$15,936

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

Overview

We are a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our operating assets are comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”) and the Permian Basin in west Texas and southeast New Mexico (the “Permian Basin Properties”). Our primary operational focus for 2015 is on maintaining production while reducing operating costs in the current depressed commodity price environment. Over the longer term, we will focus on increasing reserves and production from these properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base production through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian Basin Properties, through carefully targeted exploration activities in our properties, and through opportunistic acquisitions.

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

Estimates of proved reserves are based upon many assumptions and are highly dependent on market oil and gas prices (based on a trailing twelve-month un-weighted average of the prices in effect on the first of each month) and operating costs. Although Resolute has been successful in meaningfully reducing operating costs in 2015, oil prices realized in 2015 have been significantly lower than prices realized during the same period in 2014. If these lower oil prices persist during the remainder of 2015, it is likely that we will have downward adjustments to our estimated net proved reserves at December 31, 2015, perhaps by a substantial amount. Furthermore, divestitures of assets will also decrease our 2015 year-end reserves.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded non-cash impairments of the carrying value of our proved oil and gas properties of $120 million, $220 million, $210 million, and $198 million at December 31, 2014, March 31, 2015, June 30, 2015, and September 30, 2015, respectively, as a result of the ceiling test limitation. These impairments resulted primarily from lower oil prices realized beginning in October 2014 and continuing through the date of this report. Our estimates of the present value of future net cash flows were based on a pricing methodology required by SEC rules.  This commodity price assumption used in calculating our future net cash flows at September 30, 2015, significantly exceeds the current market price of oil and gas.  Therefore it is likely that we will have substantial downward adjustments in our estimated discounted future net cash flows from proved reserves and substantial additional impairments in future periods if the current low commodity price environment persists.

In view of the current depressed oil and gas price environment, we adopted and implemented an operating and financial plan for 2015 that should hold production essentially flat, preserve capital, enhance liquidity and pay down debt. We expect to fund our 2015 capital expenditures exclusively from internally generated cash flow. We have taken steps to reduce leverage through the sale of assets in Howard and Martin counties, Texas and Campbell County, Wyoming totaling nearly $100 million. We also have drawn down an additional $50 million of second lien debt for additional liquidity. We currently have secured a borrowing base of $165 million under our Revolving Credit Facility. Pro forma for the sale of the Campbell County, Wyoming assets, and application of net proceeds to debt repayment, revolving credit facility debt was $85 million at September 30, 2015. In addition, we have significantly reduced our lease operating and general and administrative expenses from 2014 levels. When these cost saving measures are combined with our strong hedge position, we expect that 2015 cash flow will exceed our 2015 capital expenditures. For the remainder of 2015 we will also continue to explore other ways to de-lever our balance sheet, including pursuing additional asset sales, such as our previously announced limited marketing of our Gardendale property in Midland and Ector counties, Texas in the Permian Basin, potential monetization of midstream assets and potential joint ventures to drill wells on the Company’s acreage, particularly in the Permian Basin. We are not, however, committed to a sale of the Gardendale assets or joint venture structure. Such strategic alternatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us. We consider and pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes, including asset sales, sales of other debt or equity securities and other transactions. We also continue to explore opportunities to increase activity within our asset base in light of the commodity price environment and the evolving drilling, completion and operating cost structure. Accordingly, our board of directors has approved a four well horizontal development drilling program in the Reeves County portion of the Delaware Basin.  We expect to spud the first well of this program, a 7,500-foot Wolfcamp A lateral, in November 2015, followed by three additional Wolfcamp wells.

Our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests.  We were in compliance with all material terms and covenants of the Revolving Credit Facility, Secured Term Loan Facility and Senior Notes at September 30, 2015.

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

Aneth Field Properties

Our largest asset, constituting 73% of our net proved reserves as of December 31, 2014, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at September 30, 2015. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that is highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

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

Permian Basin Properties

Our Permian Basin Properties, constituting 19% of net proved reserves as of December 31, 2014, are located in the Permian Basin of Texas and southeast New Mexico. Our position is divided among three principal project areas: the Delaware Basin project area in Reeves County, the Midland Basin project area in Midland and Ector counties and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, targets the Wolfcamp formation. We believe that growth potential exists from our more than 280 gross prospective wells targeting three zones in the Wolfcamp formation based on 160-acre spacing. Significant additional opportunity exists from reduced spacing as well as additional subzones. Our second project area located in the Midland Basin portion of the Permian Basin, in Midland and Ector counties, primarily targets the Wolfcamp and Spraberry formations. We believe that growth potential exists from more than 160 gross prospective horizontal wells targeting multiple zones in the Wolfcamp and Spraberry formations. Our third project area, in the Northwest Shelf in Lea County, New Mexico, is centered on conventional production in Denton, Gladiola and South Knowles fields where we are focused on improving field-level economics through production enhancements and operating cost reductions. We believe that growth potential and upside may exist in these properties from activities such as deepening existing wells and infill drilling from 40-acre to 20-acre spacing.

During the third quarter of 2015, we participated in the completion of 1 gross (0.2 net) non-operated well located in the Delaware Basin. Furthermore, as of September 30, 2015, we were in the process of drilling 1 gross (0.1 net) non-operated well also located in the Delaware Basin.

During the period ended September 30, 2015, we sold our Howard and Martin County properties in the Permian Basin for approximately $42 million. A portion of the purchase price ($2.0 million) has been escrowed and classified as an other current asset in connection with post-closing indemnification rights under the purchase and sale agreement. The sale was consummated on May 1, 2015, with an effective date of March 1, 2015.

Divestiture of Wyoming Properties

In October 2015 we sold our Hilight Field interests in Powder River Basin for approximately $55 million. The sale was consummated on October 6, 2015, with an effective date of July 1, 2015.

Divestiture of North Dakota Properties

In March 2014 we sold our remaining operated properties in North Dakota for approximately $7.0 million.

Factors That Significantly Affect Our Financial Results

Revenue, cash flow from operations and future growth are all directly related to the price of oil and depend on many factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil prices have been subject to significant declines over the past 12 months. Historical oil prices have been volatile and are expected to fluctuate widely in the future. Sustained periods of low prices for oil and lower realized prices for our oil could materially and adversely affect our financial position, our results of operations, the quantities of oil and gas that we can economically produce, and our ability to obtain capital.

Like all businesses engaged in the exploration for and production of oil and gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and gas production from a given well decreases. Thus, an oil and gas exploration and production company depletes part of its asset base with each unit of oil or gas it produces. We attempt to overcome this natural decline by developing existing properties, implementing secondary and tertiary recovery techniques and by acquiring or developing more reserves than we produce. Our future growth will depend on our ability to enhance production levels from existing reserves and to continue to add reserves in excess of production through exploration, development and acquisition. We will maintain our focus on controlling costs necessary to produce our reserves economically as well as the costs necessary to add reserves through production enhancement, drilling and acquisitions. Our ability to make capital expenditures to increase production from existing reserves and to acquire more reserves is dependent on availability of capital resources, and can be limited by many factors, including the ability to obtain capital in a cost-effective manner or at all and to obtain permits and regulatory approvals in a timely manner.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and nine months ended September 30, 2015, in comparison to results for the three and nine months ended September 30, 2014.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales:
Oil (MBbl)	800	869	2,538	2,580
Gas (MMcf)	1,439	1,309	4,394	3,657
NGL (MBbl)	104	77	320	228
Total sales (MBoe)	1,144	1,164	3,590	3,418
Average daily sales (Boe/d)	12,439	12,651	13,151	12,520
Average Sales Prices:
Oil ($/Bbl)	$40.04	$86.77	$44.10	$91.43
Gas ($/Mcf)	2.56	4.79	2.48	5.59
NGL ($/Bbl)	8.72	32.02	10.40	31.15
Average sales price ($/Boe, excluding commodity derivative settlements)	$32.00	$72.26	$35.14	$77.07
Operating Expenses ($/Boe):
Lease operating	$17.89	$24.48	$16.78	$25.32
Production and ad valorem taxes	4.75	8.67	4.93	8.98
General and administrative	6.40	8.44	6.17	8.47
General and administrative (excluding non-cash compensation expense)	3.91	4.74	3.82	5.19
Restricted cash awards	0.31	—	0.20	—
Depletion, depreciation, amortization and accretion	19.14	28.34	22.40	28.24

Quarter Ended September 30, 2015, Compared to the Quarter Ended September 30, 2014

Revenue. Revenue from oil and gas activities decreased by 56% to $36.6 million during 2015, from $84.1 million during 2014. Of the $47.5 million decrease in revenue or approximately $46.1 million, was attributable to decreased commodity pricing ($32.00 per Boe in 2015 versus $72.26 per Boe in 2014) and $1.4 million due to decreased production. Sales volumes decreased 2% to 1,144 MBoe during 2015 as compared to 1,164 MBoe during 2014 due to natural production declines.

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

Lease operating expenses decreased to $20.5 million during 2015, from $28.5 million during 2014. The $8.0 million, or 28%, decrease was attributable to reduced spending initiatives driven by depressed commodity pricing. On a per-unit basis, lease operating expense decreased 27% to $17.89 in 2015 from $24.48 in 2014.

Production and ad valorem taxes decreased to $5.4 million during 2015, as compared to $10.1 million during 2014 and were less on a per-unit basis, due to decreased revenue from oil and gas activities. Production and ad valorem taxes were 14.8% of total revenue in 2015 versus 12.0% of total revenue in 2014.

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

General and administrative expenses decreased to $7.3 million during 2015, as compared to $9.8 million during 2014. The $2.5 million, or 25%, decrease in general and administrative expenses primarily resulted from targeted cost reductions associated with salaries, wages and burdens. On a unit-of-production basis, general and administrative expenses decreased 24%. Cash-based general and administrative expense decreased 19% to $4.5 million in 2015 from $5.5 million in 2014.

Restricted cash award expense was $0.4 million during 2015. There was no related expense during 2014. On a per-unit basis, restricted cash award expense was $0.31 per Boe in 2015. The 2015 expense is a result of the grant of time- and performance-based restricted cash awards under the long-term incentive program. The time-based awards will vest and be expensed ratably over three years. The performance-based awards will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life.

Depletion, depreciation, amortization and accretion expenses decreased to $21.9 million during 2015, as compared to $33.0 million during 2014. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $19.14 per Boe in 2015 from $28.34 per Boe in 2014 due to a decrease in the 2015 amortization base resulting from the $550 million in ceiling test impairments recorded during the period from October 1, 2014, through June 30, 2015, and reduction in future development costs as a result of lower commodity prices.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded a $198 million non-cash impairment of the carrying value of our proved oil and gas properties at September 30, 2015, as a result of the ceiling test limitation. No impairment was recorded at September 30, 2014. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

The 2015 impairment resulted primarily from lower realized oil prices. In addition, our estimate of proved reserves as of September 30, 2015, was based on a pricing methodology required by SEC rules. This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas. Therefore it is likely that we will have additional impairment resulting from substantial downward adjustments in our estimated proved reserves and discounted future net cash flows if the current low commodity price environment persists.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2015 the gain on oil and gas commodity derivatives was $50.4 million, consisting of $26.0 million of mark-to-market gains and $24.4 million of derivative settlement gains. During 2014 the gain on oil and gas commodity derivatives was $27.5 million, consisting of $32.5 million of mark-to-market gains offset by $5.0 million of derivative settlement losses, including $2.3 million paid to terminate certain 2014 derivative contracts.

Interest expense in 2015 increased to $16.3 million from the $7.8 million recorded in 2014. The $8.5 million increase in interest expense was primarily due to higher interest rates associated with the Secured Term Loan Facility entered into on December 30, 2014, as well as lower capitalized interest due to decreased exploration activity. The components of our interest expense are as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
8.50% senior notes	$8,500	$8,500
Secured term loan facility	5,597	—
Revolving credit facility	1,026	2,411
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	1,701	579
Other, net	(1)	11
Capitalized interest	(516)	(3,660)
Total interest expense	$16,307	$7,841

Income Tax Benefit (Expense). There was no income tax benefit recognized during 2015, as compared to income tax benefit of $7.4 million, or 33% of the loss before income taxes in 2014. The lower 2015 effective rate was attributable to the valuation allowance that was established during 2015, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Nine Months Ended September 30, 2015, compared to Nine Months Ended September 30, 2014

Revenue. Revenue from oil and gas activities decreased by 52% to $126.1 million during 2015, from $263.4 million during 2014. Of the $137.3 million decrease in revenue, more than 100% of the difference, or approximately $150.6 million, was attributable to decreased commodity pricing ($35.14 per Boe in 2015 from $77.07 per Boe in 2014) offset by $13.3 million in increased production. Sales volumes increased 5% to 3,590 MBoe during 2015 as compared to 3,418 MBoe during 2014 primarily due to increased production from the drilling of additional wells in the Permian Basin Properties.

Operating Expenses. Lease operating expenses decreased to $60.2 million during 2015, from $86.5 million during 2014. The $26.3 million, or 30%, decrease was attributable to reduced spending initiatives driven by depressed commodity pricing. On a per-unit basis, lease operating expense decreased 34% to $16.78 in 2015 from $25.32 in 2014.

Production and ad valorem taxes decreased to $17.7 million during 2015, as compared to $30.7 million during 2014 and were less on a per-unit basis, due to decreased revenue from oil and gas activities. Production and ad valorem taxes were 14.0% of total revenue in 2015 versus 11.7% of total revenue in 2014.

General and administrative expenses decreased to $22.2 million during 2015, as compared to $29.0 million during 2014. The $6.8 million, or 23%, decrease in general and administrative expenses primarily resulted from targeted cost reductions associated with salaries, wages and burdens. On a unit-of-production basis, general and administrative expenses decreased 27%. Cash based general and administrative expense decreased 23% to $13.7 million from $17.7 million.

Restricted cash award expense was $0.7 million during 2015. There was no related expense during 2014. On a per-unit basis, restricted cash award expense was $0.20 per Boe in 2015. The 2015 expense is a result of the grant of time- and performance-based restricted cash awards under the long-term incentive program. The time-based awards will vest and be expensed ratably over three years. The performance-based awards will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life.

Depletion, depreciation, amortization and accretion expenses decreased $16.1 million, or 17%, to $80.4 million during 2015, as compared to $96.5 million during 2014. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $22.40 per Boe in 2015 from $28.24 per Boe in 2014 due to a decrease in the 2015 amortization base offset by a 5% increase in 2015 production.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded $628 million of non-cash impairments of the carrying value of our proved oil and gas properties during 2015 as a result of the ceiling test limitation. No impairment was recorded at September 30, 2014. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

The 2015 impairment resulted primarily from lower oil prices realized. In addition, our estimate of proved reserves as of September 30, 2015, was based on a pricing methodology required by SEC rules. This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas. Therefore it is likely that we will have additional impairment resulting from substantial downward adjustments in our estimated proved reserves and discounted future net cash flows if the current low commodity price environment persists.

Other Income (Expense). During 2015, the gain on oil and gas commodity derivatives was $54.0 million, consisting of $66.6 million of derivative settlement gains and $12.6 million of mark-to-market losses. During 2014, the loss on oil and gas commodity derivatives was $2.6 million, consisting of $17.0 million of derivative settlement losses, including $2.3 million paid to terminate certain 2014 contracts, offset by $14.4 million of mark-to-market gains.

Interest expense in 2015 increased to $43.3 million from the $23.2 million recorded in 2014. The $20.1 million increase in interest expense was primarily due to higher interest rates associated with the Secured Term Loan Facility entered into on December 30, 2014, as well as lower capitalized interest due to decreased exploration activity. The components of our interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
8.50% senior notes	$25,500	$25,500
Secured term loan facility	14,600	—
Revolving credit facility	3,882	7,531
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	4,815	1,767
Other, net	65	(174)
Capitalized interest	(5,544)	(11,410)
Total interest expense	$43,318	$23,214

Income Tax Benefit (Expense). Income tax benefit recognized during 2015 was $22.4 million, or 3.3% of the loss before income taxes, as compared to income tax benefit of $0.4 million, or 8.2% of the loss before income taxes during 2014. The difference in effective tax rate in 2015 is primarily due to the valuation allowance that was established during 2015, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$71,312	$128,947
Cash used in investing activities	(20,607)	(126,574)
Cash used in financing activities	(53,777)	(1,638)

Net cash provided by operating activities was $71.3 million for the first nine months of 2015 as compared to $128.9 million for the 2014 period. Cash provided by operating activities is largely dependent upon commodity prices and production volumes, net of the effects of settlement of our derivative contracts. The decrease in net cash provided by operating activities in 2015 over 2014 was primarily due to decreased revenue resulting from lower commodity prices (offset by increased production and derivative settlement gains), and changes in working capital as a result of lower commodity prices and reduced drilling activities in 2015. Resolute’s cash flows from operating activities are also affected by the costs related to continued operations and debt service.

We plan to reinvest a sufficient amount of our cash flow into our development operations in order to maintain our production over the long term, and plan to use external financing sources as well as cash flow from operations and cash reserves to increase our production.

In view of the current depressed oil and gas price environment, we adopted and implemented an operating and financial plan for 2015 that should hold production essentially flat, preserve capital, enhance liquidity and pay down debt. We expect to fund our 2015 capital expenditures exclusively from internally generated cash flow. We have taken steps to reduce leverage through the sale of assets in Howard and Martin counties, Texas and Campbell County, Wyoming totaling nearly $100 million. We also have drawn down an additional $50 million of second lien debt for additional liquidity. We currently have secured a borrowing base of $165 million under our Revolving Credit Facility. Pro forma for the sale of the Campell County, Wyoming assets, and application of net proceeds to debt repayment, revolving credit facility debt was $85 million at September 30, 2015. In addition, we have significantly reduced our lease operating and general and administrative expenses from 2014 levels. When these cost saving measures are combined with our strong hedge position, we expect that 2015 cash flow will exceed our 2015 capital expenditures. For the remainder of 2015 we will also continue to explore other ways to de-lever our balance sheet, including pursuing additional asset sales, such as our previously announced limited marketing of our Gardendale property in Midland and Ector counties, Texas in the Permian Basin, potential monetization of midstream assets and potential joint ventures to drill wells on the Company’s acreage, particularly in the Permian

Basin. We are not, however, committed to a sale of the Gardendale assets or joint venture structure. Such strategic alternatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us. We consider and pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes, including asset sales, sales of other debt or equity securities and other transactions. We also continue to explore opportunities to increase activity within our asset base in light of the commodity price environment and the evolving drilling, completion and operating cost structure. Accordingly, our board of directors has approved a four well horizontal development drilling program in the Reeves County portion of the Delaware Basin.  We expect to spud the first well of this program, a 7,500-foot Wolfcamp A lateral, in November 2015, followed by three additional Wolfcamp wells.

Net cash used in investing activities was $20.6 million in 2015 compared to $126.6 million in 2014. The primary investing activity in 2015 was cash used for capital expenditures of $59.4 million. Capital expenditures consisted primarily of $9.1 million in compression and facility projects in Aneth Field, $6.7 million in CO2 acquisition, $39.4 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $4.1 million in drilling activities and infrastructure in our Wyoming Properties. Capital divestitures included $39.9 million of proceeds from the sale of the Howard and Martin County properties in the Permian Basin and $0.6 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and acreage in Park County, Wyoming and Andrews County, Texas. The 2014 capital expenditures consisted primarily of $19.4 million in compression and facility and drilling projects in Aneth Field, $12.8 million in CO2 acquisition, $89.5 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $9.5 million in recompletion and drilling activities in our Wyoming Properties. Capital divestitures in 2014 included $5.9 million of proceeds from the sale of certain operated properties in the Bakken trend of North Dakota and $2.0 million of proceeds from the sale of certain interests in the Delaware Basin.

Net cash used in financing activities was $53.8 million in 2015 compared to $1.7 million in 2014. The primary financing activities in 2015 were $95 million in net payments under the Revolving Credit Facility, $3.7 million in financing costs paid and $1.4 million in Secured Term Loan Facility principal payments offset by $46.5 million in net proceeds from the issuance of the Incremental Term Loans under the Secured Term Loan Facility.

If cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Revolving Credit Facility (if available), issuances of other debt or equity securities or from other sources, such as asset sales. We have in place an effective shelf registration statement, with a remaining capacity of $394 million; however our ability to access this capacity may be substantially limited by applicable shelf eligibility rules and market conditions. There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness is limited by covenants in our Revolving Credit Facility, Secured Term Loan Facility or our Senior Notes. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to satisfy our objectives under our existing indebtedness, finance the capital expenditures necessary to maintain production or proved reserves or complete acquisitions that may be favorable to us.

Our Revolving Credit Facility and our Secured Term Loan Facility require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the subsequent two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility.

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

In December 2014 we entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement which, among other things, conformed the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility. The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0 for any fiscal quarter ending on or after December 31, 2015, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing reserves using economic parameters specified in our Revolving Credit Facility.

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

As of September 30, 2015 outstanding borrowings under the Revolving Credit Facility were $140 million, with a borrowing base of $260 million. The borrowing base availability is reduced by $3.1 million in conjunction with letters of credit issued at September 30, 2015.

In October 2015 we completed our fall borrowing base redetermination, and the borrowing base was set at $165 million.  This amount reflected a $15 million reduction attributable to the sale of the Powder River Basin properties described above. To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, we would be required to eliminate that excess over the 120 days following that determination. The Revolving Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

As of September 30, 2015, the weighted average interest rate on the outstanding balance under the Revolving Credit Facility was 2.20%.

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility at September 30, 2015.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0 for any fiscal quarter ending on or after December 31, 2015, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0.

We may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, after any mandatory repayment to first lien debt, subject to a limited right to reinvest proceeds in oil and gas activities and subject to the right of the lenders to waive prepayment. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. However, in connection with the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement described above, the mandatory prepayment of Secured Term Loan Facility debt under the Howard and Martin County properties sale was waived. Furthermore, in connection with the Powder River Basin sale, on October 5, 2015, we also entered into a letter agreement under the Secured Term Loan Facility, pursuant to which the mandatory prepayment of Secured Term Loan Facility debt was waived.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of September 30, 2015.

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

Common Stock

 In June 2015, the stockholders of the Company approved an authorization to (i) effect a reverse stock split of our common stock at any time prior to December 31, 2015 at one of seven reverse split ratios, 1-for-2, 1-for-5, 1-for-10, 1-for-15, 1-for-20, 1-for-25 or 1-for-30, as determined by our Board of Directors in its sole discretion, and (ii) if and when the reverse stock split is effected, reduce the number of authorized shares of our common stock by the reverse split ratio determined by our Board of Directors.  We anticipate that the Board of Directors will effect a reverse split prior to December 31, 2015.

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

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of September 30, 2015, the fair value of our commodity derivatives was a net asset of $100.0 million.

The following table represents our commodity swap contracts as of September 30, 2015:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2015	5,600	$85.18	$20,262	8,800	$3.592	$542
Jan – Dec 2016	6,500	$80.42	$73,441	—	$—	$—
Jul – Dec 2016	75	$52.75	$33	5,100	$2.975	$123
Jan – June 2017	65	$54.75	$31	2,400	$3.083	$39

The following table represents our two-way commodity collar contracts as of September 30, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2015	1,000	$84.17	$92.10	$3,526

The following table represents our three-way commodity collar contracts as of September 30, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2017	1,000	45.00	$60.00	$71.73	$2,034

Interest Rate Risk

At September 30, 2015, we had $140 million and $198.6 million of outstanding debt under the Revolving Credit Facility and Secured Term Loan Facility, respectively. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2015, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended September 30, 2015, does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014. These risks are not the only risks facing the Company.

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

2015	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan(2)
March 1 – 31	166,674	$0.91	—	—
April 1 – 30	4,528	$0.57	—	—
May 1 – 31	399	$1.27	—	—
June 1 – 30	1,105	$1.19	—	—
July 1 – 31	2,428	$0.65	—	—
September 1 – 30	703	$0.50	—	—

1)	All shares purchased in 2015 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)

As of September 30, 2015, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (2,631,620 shares), unvested stock options (2,005,244 shares), shares yet to be granted under the Incentive Plan (3,078,341 shares) and potential Outperformance Shares (827,895 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Purchase and Sale Agreement entered into September 15, 2015 by and between MCL 1 Oil and Gas Wyoming LLC as buyer and Resolute Wyoming, Inc. as seller

31.1 31.2

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2015

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 9, 2015