Form 10-K
period 2015-12-31
Resolute Energy Corp
filed 2016-03-07
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s common stock held by non-affiliates on June 30, 2015, computed by reference to the price at which the common stock was last sold as posted on the New York Stock Exchange, was $53.5 million.

As of February 29, 2016, 77,430,057 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

The following documents are incorporated by reference herein: Portions of the definitive Proxy Statement of Resolute Energy Corporation to be filed pursuant to Regulation 14A of the general rules and regulations under the Securities Exchange Act of 1934, as amended, for the 2016 annual meeting of stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, our production and cost guidance for 2016; anticipated capital expenditures in 2016 and the sources of such funding; availability of alternative oil purchase markets and oil takeaway systems; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to evaluate and pursue liquidity enhancing and de-levering transactions, including a mid-stream asset monetization, joint ventures, asset sales and potential restructuring of our existing debt facilities; liquidity and availability of capital including projections of free cash flow; additional future potential full cost ceiling impairments; future downward adjustments in estimated proved reserves as a result of low commodity prices; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, the rates of return on such projects and the resource potential of such projects; and the prospectivity of our properties and acreage.  Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily, although not exclusively, located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report and such things as:

•

volatility of oil and gas prices, including extended periods of depressed prices that would adversely affect our revenue, income, cash flow from operations and liquidity and the discovery, estimation and development of, and our ability to replace oil and gas reserves;

•

a lack of available capital and financing, including the capital needed to pursue our operations and other development plans for our properties, on acceptable terms, including as a result of a reduction in the borrowing base under our revolving credit facility;

•	risks related to our level of indebtedness;
•	our ability to fulfill our obligations under our revolving credit facility, secured term loan facility, the senior notes and any additional indebtedness we may incur;
•	constraints imposed on our business and operations by our revolving credit facility, secured term loan facility and senior notes may limit our ability to execute our business strategy;
•	future write downs of reserves and the carrying value of our oil and gas properties;
•	our future cash flow, liquidity and financial position;
•	the success of our business and financial strategy, derivative strategies and plans;
•	risks associated with rising interest rates;
•	risks associated with all of our Aneth Field oil production being purchased by a single customer and connected to such customer with a pipeline that we do not own or control;
•	inaccuracies in reserve estimates;
•	the completion, timing and success of drilling on our properties;
•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;
•	the amount, nature and timing of our capital expenditures, including future development costs;
•	anticipated CO2 supply, which is currently sourced exclusively from Kinder Morgan CO2 Company, L.P. under a contract with take or pay obligations;
•	the effectiveness and results of our CO2 flood program at Aneth Field;
•

our relationship with the Navajo Nation, the local community in the area where we operate Aneth Field, and Navajo Nation Oil and Gas Company, as well as certain purchase rights held by Navajo Nation Oil and Gas Company;

•	the impact of any U.S. or global economic recession;
•	the success of the development plan for and production from our oil and gas properties;
•	the timing and amount of future production of oil and gas;
•	the ability to sell or otherwise monetize assets at values and on terms that are advantageous to us;
•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;

•	risks and uncertainties in the application of available horizontal drilling and completion techniques;
•	uncertainty surrounding occurrence and timing of identifying drilling locations and necessary capital to drill such locations;
•	our ability to fund and develop our estimated proved undeveloped reserves;
•	the effect of third party activities on our oil and gas operations, including our dependence on third party owned gas gathering and processing systems;
•	our operating costs and other expenses;
•	our success in marketing oil and gas;
•

the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations, including changes in Navajo Nation laws, and the potential for increased regulation of drilling and completion techniques, underground injection or fracing operations;

•	our relationship with the local communities in the areas where we operate;
•	the availability of water and our ability to adequately treat and dispose of water while and after drilling and completing wells;
•	regulation of saltwater injection intended to address seismic activity;
•	the concentration of our producing properties in a limited number of geographic areas;
•	potential changes to regulations affecting derivatives instruments;
•	environmental liabilities under existing or future laws and regulations;
•	the impact of climate change regulations on oil and gas production and demand;
•	potential changes in income tax deductions and credits currently available to the oil and gas industry;
•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
•	competition in the oil and gas industry and failure to keep pace with technological development;
•	developments in oil and gas producing countries;
•	risks relating to our joint interest partners’ and other counterparties’ inability to fulfill their contractual commitments;
•	loss of senior management or key technical personnel;
•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;
•	potential power supply limitations in the electrical infrastructure serving Aneth Field;
•	timing of installation of gathering infrastructure in areas of new exploration and development;
•	potential breakdown of equipment and machinery relating to the Aneth compression facility;
•	losses possible from pending or future litigation;
•	cybersecurity risks;
•	risks related to our common stock including potential delisting from the NYSE, complication of “penny stock” rules and potential declines in our stock prices and dilution to stockholders;
•	the risk of a transaction that could trigger a change of control under our debt agreements, and the higher likelihood of such a transaction occurring due to our current low stock price;
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

Additionally, the Securities and Exchange Commission (“SEC”) requires oil and gas companies, in filings made with the SEC, to disclose proved reserves, which are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, under existing economic conditions, operating methods and governmental regulations. The SEC permits the optional disclosure of probable and possible reserves. From time to time, we may elect to disclose probable reserves and possible reserves, excluding their valuation, in our SEC filings, press releases and investor presentations. The SEC defines probable reserves as “those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are likely as not to be recovered.” The SEC defines possible reserves as “those additional reserves that are less certain to be recovered than probable reserves.” The Company applies these definitions when estimating probable and possible reserves. Statements of reserves are only estimates and may not correspond to the ultimate quantities of oil and gas recovered. Any reserves estimates or potential resources disclosed in our public filings, press releases and investor presentations that are not specifically designated as being estimates of proved reserves may include estimated reserves not necessarily calculated in accordance with, or contemplated by the SEC’s reserves reporting guidelines.

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

Business Overview

Resolute Energy Corporation, a Delaware corporation incorporated on July 28, 2009, is a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our asset base is comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”) and the Permian Basin in Texas and southeast New Mexico (the “Permian Properties” or “Permian Basin Properties”). Our primary operational focus for 2016 is on executing a limited drilling program in our Reeves County, Texas, properties while maintaining reduced operating costs in the current depressed commodity price environment. Over the longer term, we plan to expand our reserve base and production through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian Properties, through carefully targeted exploration activities in our properties and through opportunistic acquisitions.

During 2015 oil sales constituted approximately 89% of revenue, and our December 31, 2015, estimated net proved reserves were approximately 33.1 million barrels of oil equivalent (“MMBoe”), of which approximately 84% and 76% were proved developed reserves and proved developed producing reserves (“PDP”), respectively. Approximately 87% of our estimated net proved reserves were oil and approximately 93% were oil and natural gas liquids (“NGL”). The December 31, 2015, pre-tax present value discounted at 10% (“PV-10”) of our net proved reserves and the standardized measure of our estimated net proved reserves were $199 million. For additional information about the calculation of our PV-10 and standardized measure, please read “Business and Properties — Estimated Net Proved Reserves.”

In 2015 we adopted and implemented an operating and financial plan intended to hold production essentially flat while we conserved capital and focused on reducing operating and overhead costs across the business.  We accomplished our production goals for the year and we significantly reduced our lease operating and general and administrative expenses from historical levels. Additionally, in order to reduce leverage and enhance liquidity, we identified specific assets which management felt it would be prudent to divest.  This program included the divestiture of assets in Howard, Martin, Midland and Ector counties, Texas, as well as Campbell County, Wyoming, for total proceeds of nearly $275 million. All of these proceeds were used to reduce outstanding indebtedness.  We currently have a borrowing base of $145 million under our credit facility (the “Revolving Credit Facility”). Revolving Credit Facility debt was $0 at December 31, 2015, and February 29, 2016.  The Company’s success in both our operational and strategic initiatives in 2015 gave us the flexibility to increase our original capital budget during the fourth quarter of the year.  In November 2015 our board of directors approved a four well horizontal development drilling program in the Reeves County portion of the Delaware Basin which commenced in November 2015 with the spudding of the first well of this program, a 7,500-foot Wolfcamp A lateral followed by three additional Wolfcamp wells.

For 2016, our Board of Directors approved a capital budget primarily focused on continuing horizontal development of our Delaware Basin Wolfcamp resource base in Reeves County, Texas, (our “Reeves County Assets”) where we plan to drill and complete a total of nine wells (inclusive of the four wells above). Capital spending in Aneth Field will be limited to acquisition of CO2 and basic field maintenance.  This budget reflects our view that 2016 is a window of opportunity for Resolute to make investments in assets that are accretive to net asset value at current prices and to grow proved reserves and production that will benefit the Company as we move through 2016 and into 2017.  Our ability to make these investments results from the significant progress made by the Company in 2015 in lowering operating costs and improving our liquidity position, our 2016 derivative position, and the success of our Reeves County drilling efforts to date.

In 2016 we will consider and pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, our secured term loan facility (the “Secured Term Loan Facility”) and 8.5% senior notes (the “Senior Notes”).  We will also continue to explore other ways to enhance our liquidity, de-lever our balance sheet and increase drilling activity, including a potential monetization of certain of our Reeves County midstream assets, potential asset sales, potential joint ventures in the Permian Basin, and potential restructuring of our existing debt facilities. Such strategic initiatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us.

We expect to outspend our cash flows from operations during 2016. However, a further deterioration of commodity prices could negatively impact our results of operations, financial condition and future development plans. We may decrease our 2016 capital forecast during the year as a result of, among other things, a further decline in commodity prices, drilling results, cost increases, or unfavorable changes in our borrowing capacity. If commodity pricing falls short of our expectations, we would likely look to reduce our capital investment in the second half of 2016 to maintain liquidity.

Business Strategies

Our business strategies in the near term during the current period of depressed oil and gas prices are focused on maintaining liquidity, reducing operating costs and leverage and efficiently executing our limited capital program.

The key elements of our near term business strategy include:

Focus on Exploitation and Development of Oil and Liquids-Prone Formations on Existing Properties.  Our horizontal drilling program has been focused on our Reeves County Assets in the Wolfcamp play in the Reeves County portion of the Delaware Basin, where the Company has significant drilling and completion experience. This area has known geologic and reservoir characteristics, with production heavily weighted toward oil and NGL. Our board of directors approved a nine well horizontal development drilling program in the area (inclusive of the four wells approved in late 2015). We commenced drilling operations on the first well of this program, a 7,500-foot Wolfcamp A lateral, in November 2015 and have operated a continuous program since that time. We have drilled a total of three Wolfcamp wells and intend to continue drilling until the nine well program is complete.

Focus on Efficiency of Operations on Our Properties. We seek to maximize economic returns on our properties through operating and drilling efficiencies and cost control improvements. Our management team has significant experience in managing intensive oil and gas operations through commodity price cycles. As the operator of our Aneth Field Properties and the majority of the Permian Properties, we have the ability to more directly manage our costs, control the timing of our exploitation, drilling and producing activities and effectively implement programs to increase production and improve operational and drilling efficiency.

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

Expand Production Within our Aneth Field CO2 Flood. We intend to increase production in Aneth Field through activities targeted at converting non-producing reserves into production. These activities include the McElmo Creek Unit IIC subzone of the Desert Creek formation (the “DC IIC”) CO2 expansion, increasing the processing of CO2 in existing patterns, drilling in various areas of the field and bringing new reserves into the proved category by expanding the CO2 flood into the Ratherford Unit. In the Aneth Field Properties, proved developed non-producing (“PDNP”) and proved undeveloped reserves (“PUD”) at December 31, 2015, constitute 10% and 5%, respectively, of the proved reserves. These reserves primarily relate to the CO2 flood that we commenced in 2006, which followed a successful CO2 flood program in the McElmo Creek Unit implemented in 1985 by a prior operator. Using a phased approach, we have been expanding this CO2 flood within the field with demonstrable success.

Pursue Acquisitions of Properties with Development Potential in Core Areas. One component of our strategy has been to grow our reserves and production by acquiring domestic onshore properties with significant development potential. In December 2012 we acquired properties in the Permian Basin (the “Permian Acquisitions”). Prior to the Permian Acquisitions, our predecessor company acquired the majority of our Aneth Field Properties in 2004 and 2006. The original component of our Permian Properties was acquired in 2011. We expect to evaluate opportunities from time to time to acquire properties that are prospective for production of oil and NGL, particularly in the Permian Basin. Our knowledge of various producing basins and our experienced management team with long-standing industry relationships position us to continue to identify, consummate and integrate strategic acquisitions. Future acquisitions may require us to issue debt or equity securities and incur additional indebtedness.

Competitive Strengths

We have a number of strengths that we believe will help us successfully execute our 2016 and longer term business strategies, including:

Portfolio of Significant Organic Development and Drilling Opportunities in Premier U.S. Oil Producing Basin. We have a significant operational capability in the Delaware Basin portion of the Permian Basin, a premier U.S. onshore oil resource. We have identified a substantial inventory of approximately 220 prospective wells targeting three zones in the Wolfcamp formation based on 160-acre spacing. We believe that this inventory will allow us to grow our reserves and production, and that the majority of our projects will generate attractive rates of return at current commodity price projections and our current projected cost structure.

A High Quality Base of Long-Lived Oil Producing Properties. As of December 31, 2015, we had estimated net proved reserves of approximately 33.1 MMBoe, of which approximately 87% were oil and approximately 93% were oil and NGL. Based on our 2015 year-end reserve report, our total proved reserve to production ratio was 7.3 years. 77% of these reserves were located in Aneth Field, a field characterized by shallow decline rates which result in a slower reserve depletion rate and reduced reinvestment requirements relative to other producing areas in the United States.

Operating Control Over Our Properties. As operator, we have the ability to more directly control the timing, scope and costs of most development projects undertaken on our various properties. We operate our Aneth Field and the substantial majority of our Permian Properties, which constitute 98% of our proved reserves. Further, operatorship of our Aneth Field and Permian Basin Properties is secured for the foreseeable future, as approximately 80% of the acreage is held by production. Finally, our properties are largely concentrated acreage positions with high working interests.

Favorable Commodity Price Hedges in Place for 2016 and 2017.  As of February 29, 2016, the Company’s 2016 hedging program covers 6,538 barrels of oil per day, at a weighted average floor price of $80.23 per barrel and 3,700 MMBtu of gas per day at $2.42 per MMBtu. In 2017, we have swaps covering 1,033 barrels of oil per day at a weighted average price of $49.35, as well as a three-way collar covering 1,000 barrels of oil per day with a short put price of $45.00, a floor price of $60.00 and a ceiling price of $71.73. In 2017 we have swaps covering 2,025 MMBtu of gas per day with a weighted average price of $2.69 and a two-way collar covering 1,625 MMBtu of gas per day with a floor price of $2.25 and a ceiling price of $2.64.

Management and Technical Teams with Extensive Operational, Transactional and Financial Experience in the Energy Industry. With an average industry work experience of 25 years, our senior management team has considerable experience in acquiring, exploring, exploiting, developing and operating oil and gas properties, particularly in operationally intensive oil and gas fields. Three members of our executive management worked together previously as part of the senior management team of HS Resources, Inc., an independent oil and gas company that was listed on the New York Stock Exchange and operated primarily in the Denver-Julesburg Basin in northeast Colorado. HS Resources, Inc. was acquired by Kerr-McGee Corporation in 2001 for $1.8 billion. We also employ about 43 oil and gas technical professionals, including geologists, petroleum engineers, and land and financial specialists, who have an average of approximately 21 years of experience in their respective technical fields. We continually leverage the extensive experience of our senior management and technical staff to benefit all aspects of our operations.

Summary Reserve Information

The following table presents summary information related to our estimated net proved reserves that are derived from our December 31, 2015, reserve report, which were prepared by Resolute and audited by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers.

	Estimated Net Proved Reserves at December 31, 2015 (MMBoe)
	Proved	Proved			2015 Net Daily
	Developed	Developed	Proved	Total	Production
	Producing	Non-Producing	Undeveloped	Proved	(Boe per day)
Aneth Field Properties	21.6	2.6	1.3	25.5	6,279
Permian Properties	3.7	—	3.9	7.6	4,883
Wyoming Properties	—	—	—	—	1,265
Total	25.3	2.6	5.2	33.1	12,427

Future operating costs ($ millions)				$601
Future production taxes ($ millions)				173
Future capital costs ($ millions)				180
Future operating costs ($/Boe)				18.15
Future production taxes ($/Boe)				5.22
Future capital costs ($/Boe)				5.43

Description of Properties

Aneth Field Properties

Aneth Field, a giant legacy oil field in southeast Utah, holds 77% of our net proved reserves as of December 31, 2015, and accounted for 51% of our production during 2015, averaging 6,279 equivalent barrels of oil (“Boe”) per day, of which 95% was oil. We own a majority of the working interests in, and are the operator of, three federal production units covering approximately 43,000 gross acres which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at December 31, 2015. We had interests in and operated 387 gross (245 net) producing wells and 331 gross (209 net) active water and CO2 injection wells.

Aneth Field was discovered in 1956 by Texaco and has produced approximately 444 million barrels (“MMBbl”) of oil to date. Aneth Field covers a single geologic structure with production coming from Pennsylvanian age Ismay and Desert Creek formations. For operational reasons, it was divided into the three separate operating units. In 1985, Mobil Oil Corporation (now “ExxonMobil”), as the operator of McElmo Creek Unit, initiated a successful CO2 enhanced oil recovery project that has been in operation since then, resulting in significant incremental oil reserve production from the McElmo Creek Unit. While there is some reservoir heterogeneity in Aneth Field, development of the reserves has been accomplished generally with well-tested methodologies, including drilling and infilling vertical wells, horizontal drilling, waterflood activities and CO2 flooding.

The majority of our interests in the field were acquired through two separate transactions from each of Chevron Corporation and its affiliates (“Chevron”) and ExxonMobil, in 2004 and 2006, respectively. In November 2004, our predecessor company acquired a 53% operating working interest in the Aneth Unit, a 15% non-operating working interest in the McElmo Creek Unit and a 3% non-operating working interest in the Ratherford Unit from Chevron (the “Chevron Properties”). In April 2006 our predecessor company acquired an additional 7.5% working interest in the Aneth Unit, a 60% operating working interest in the McElmo Creek Unit and a 56% operating working interest in the Ratherford Unit from ExxonMobil (the “ExxonMobil Properties”). In each transaction, the remaining available interest was acquired by Navajo Nation Oil and Gas Company (“NNOGC”) in a strategic alliance that benefits both us and NNOGC. We have a Cooperative Agreement with NNOGC that outlines how future acquisitions in a defined area will be shared and divides responsibilities between the parties to assist in the efficient development of Aneth Field. Please read “Business and Properties — Relationship with the Navajo Nation.”

In 2006, after becoming operator of the entire field, we began the infrastructure improvements required for us to expand the CO2 flood to the Aneth Unit and began injecting CO2 in 2007. Approximately 93 producing wells in the first three phases of this expansion are experiencing incremental oil production response due to the CO2 flood. Production from the area covered by the first three phases of the Aneth CO2 flood has increased by approximately 197% from 2006. During 2016 CO2 injection will continue into the currently developed patterns of Phase 1, 2, 3 and 4, although at reduced levels due to the current low commodity price environment.

The CO2 flood expansions within the Aneth Unit and the projected CO2 flood in the Ratherford Unit are in the same field and producing formation as the existing McElmo Creek Unit CO2 project. Initially, oil and gas reserves associated with expansions are classified as PUD. Following installation of the necessary infrastructure, these CO2-related reserves are reclassified as PDNP. Once a response is exhibited at a producing well, the tertiary reserves associated with that well are then reclassified to PDP. In Aneth Field at December 31, 2015, we had estimated net proved reserves of 3.9 MMBoe that were classified as PDNP. As a result of low commodity prices, there were no proved reserves classified as PUD. Of these reserves, 2.3 MMBoe are attributable to recoveries associated with expansions, extensions and processing of the tertiary recovery CO2 floods.

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

CO2 is available from McElmo Dome, the largest naturally occurring CO2 source in the United States. McElmo Dome is operated by Kinder Morgan CO2 Company, L.P. (“Kinder Morgan”), with whom we have a long-term contract, with CO2 pricing based on a percentage of current NYMEX West Texas Intermediate (“WTI”) oil prices. Aneth Field is connected directly to McElmo Dome through a 28 mile pipeline that we operate and in which we own a 68% interest. We believe our long-term contract with Kinder Morgan and our ownership and operatorship of the pipeline provide a high degree of certainty and visibility with regard to meeting our CO2 supply needs. We are required to take, or pay for if not taken, 75% of the total of the maximum daily quantities for each month during the term of the Kinder Morgan contract. There are make-up provisions allowing any take-or-pay payments we make to be applied against future purchases for specified periods of time. At December 31, 2015, we have a credit of $0.2 million to be applied to future CO2 purchases. We do not have the right to resell CO2 required to be purchased under the Kinder Morgan contract.

Oil production from our Aneth Field is characterized as a light, sweet crude oil with an API gravity of 40 degrees. The field is connected by pipeline to a refinery located near Gallup, New Mexico, that is owned and operated by Western Refining Southwest, Inc., a subsidiary of Western Refining Inc. (“Western”). Western currently purchases all of the oil production from Aneth Field under a purchase agreement dated July 2014. On December 31, 2014, the Company entered into an amendment to the purchase agreement with Western, which provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also provides that the term of the purchase agreement shall continue automatically after December 31, 2014, until March 31, 2015, and thereafter on a month-to-month basis until terminated by a party with ninety days prior notice. On December 8, 2015, the Company entered into another amendment to the purchase agreement with Western, which now provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $7.50 per barrel of oil. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or through the FERC-regulated Texas-New Mexico pipeline owned by Western.

In 2012 we and NNOGC entered into an amendment to our Cooperative Agreement. Among other changes, this amendment allowed NNOGC to exercise options to purchase 10% of our interest in Aneth Field, before giving effect to a subsequent transaction that. This option was exercised for consideration of $100 million prior to customary closing adjustments. The purchase and sale agreement relating to the option exercise provided that the transaction be closed and paid for in two equal transfers in July 2012 and January 2013, each with an effective date of January 1, 2012. Each transfer was to be for 5% of our interest in the properties. The first transfer took place in July 2012 and the second transfer took place in January 2013.

The Cooperative Agreement amendment also cancelled a second set of options held by NNOGC to purchase an additional 10% interest in the Aneth Field Properties and stipulates that NNOGC has one remaining option to purchase an additional 10% of our interest in the Aneth Field Properties (as it stood prior to the 2012 option exercise and excluding interests acquired in subsequent transactions and certain other minority interests), exercisable in July 2017 at the then-current fair market value of such interest.

The following table presents, as of December 31, 2015, our estimate of the future capital expenditures, net to our interest, for purchases of CO2 required to complete the CO2 flood project in the Aneth Unit through 2031. The table also presents the estimated net PDNP reserves that we anticipate will be produced as a result of this project, as included in our December 31, 2015 reserve report.

	Estimated Future Capital Expenditures (excluding CO2)	Proved Reserves (MMBoe)	Estimated Future Development Cost ($/Boe, excluding CO2)	Estimated Future CO2 Purchases
	(in millions, except as otherwise indicated)
Aneth Unit -- Phase 1, 2, 3 and 4 (PDNP)	$—	2.3	$—	$18.4
Total	$—	2.3	$—	$18.4

Aneth Field — Gas Compression. Currently there are two types of gas production in Aneth Field, saleable gas and gas that is contaminated by CO2. The contaminated gas stream, which is rich in valuable NGL and gas, is currently compressed and re-injected into the reservoir. As we continue our CO2 injection and expansion plans, the volume of contaminated gas will increase. During 2011, we completed rebuilding of the gas compression plant at Aneth Unit, which processes all contaminated gas from the expansion project. This plant dehydrates and recovers condensate from the recycled gas stream, and we are exploring options to expand the plant to separate CO2 and hydrocarbon gas as well. If economically feasible, the hydrocarbon gas would be sold, adding income streams to the field economics while the separated CO2 stream would be reinjected into the producing zone. The plant hydrocarbon extraction expansion project has been through early stages of engineering design and is currently on hold pending recovery of gas and NGL prices.

The saleable gas stream is currently transported fifty miles to a gas processing plant in Lisbon, Utah, operated by CCI LLC, although the gas stream may be processed at the San Juan Gas Plant (also operated by CCI LLC) in the future. We are paid on a percent of proceeds basis that resulted in an average price of $1.87 per Mcf during 2015.

Permian Properties

As of December 31, 2015, we had interests in 27,750 gross (17,574 net) acres in the Permian Basin of Texas and southeast New Mexico. Our position is divided between two principal project areas: the Delaware Basin project area in Reeves County and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. Approximately 7.6 MMBoe of proved reserves are associated with these assets as of December 31, 2015. During the year, we completed 6.0 gross (2.2 net) wells in the Permian Properties and had 81 gross (64 net) producing wells at year-end 2015. As of December 31, 2015, we were in the process of drilling 1.0 gross (0.2 net) well and had 3.0 gross (1.3 net) wells awaiting completion operations. During 2015, average net daily production from the Permian Properties was 4,883 Boe and was 76% liquids. See “Business and Properties – Marketing and Customers” for more information on how production from this area is sold.

Delaware Basin Project. The Delaware Basin project area includes approximately 23,060 gross (13,603 net) acres. The primary objective in this area is the Wolfcamp formation. Within the Wolfcamp formation, we have targeted primarily the Wolfcamp A and B subzones. Within our project area, other operators are also developing the Wolfcamp C and D subzones as well as the third Bone Spring formation. Based on drilling activity to date, approximately 47% of the acreage is held by production. Approximately 6.9 MMBoe of proved reserves are associated with these assets as of December 31, 2015. We believe that growth potential exists from approximately 220 gross prospective wells targeting three zones in the Wolfcamp formation based on 160-acre spacing. We believe that significant additional opportunity exists from reduced spacing as well as additional subzones.

During the fourth quarter of 2015, the Company recommenced the horizontal drilling program in the Delaware Basin Project with a four-well program comprised of two 7,500 foot horizontals and two 10,000 foot horizontals. For 2016, this program has been expanded to include five additional planned 10,000 foot horizontals.

Northwest Shelf Project. In 2012 we acquired assets in Lea County, New Mexico, in Denton, Gladiola and South Knowles fields, which are legacy conventional oil fields that produce from fractured carbonate reservoirs and cover 4,700 gross acres in which we hold an approximate 85% working interest, all held by production. Our interest in Denton Field, the largest of the three fields, consists of 2,900 gross acres, all of which are held by production. Approximately 0.7 MMBoe of proved reserves are associated with our Denton Field interests. We believe that growth potential and upside may exist from activities such as deepening existing wells and infill drilling from 40-acre to 20-acre spacing. In 2013 we completed a three-dimensional (“3D”) seismic shoot across Denton Field which will provide further insight into the development opportunities that may exist in this area. We are the operator of the Lea County assets.

Divestiture of Properties in the Midland Basin. In November 2015 we sold our Gardendale interests in the Midland Basin for approximately $177.5 million. The sale was consummated on December 22, 2015, with an effective date of September 1, 2015. In May 2015 we sold our Howard and Martin County properties in the Permian Basin for approximately $42 million. The sale was consummated on May 1, 2015, with an effective date of March 1, 2015.

Divestiture of Wyoming Properties

In October 2015 we sold our Hilight Field interests in the Powder River Basin for approximately $55 million. The sale was consummated on October 6, 2015, with an effective date of July 1, 2015.

Divestiture of North Dakota Properties

In 2013 we sold all of our non-operated properties located in the Bakken trend of North Dakota through three separate transactions for net proceeds of approximately $70.1 million. In March 2014 we sold our remaining operated properties in North Dakota for approximately $6.6 million.

Estimated Net Proved Reserves

The following table presents our estimated net proved oil, gas and NGL reserves and the present value of our estimated net proved reserves as of December 31, 2015, 2014 and 2013 according to SEC standards. The standardized measure shown in the table below is not intended to represent the current market value of our estimated oil and gas reserves.

	Year Ended December 31,
	2015	2014	2013
Net proved developed reserves
Oil (MBbl)	25,672	34,359	38,791
Gas (MMcf)	7,098	25,775	29,488
NGL (MBbl)	1,019	2,791	3,136
MBoe (1)	27,874	41,446	46,842
Net proved undeveloped reserves
Oil (MBbl)	3,076	29,356	8,720
Gas (MMcf)	6,761	11,023	12,901
NGL (MBbl)	1,043	1,579	1,681
MBoe (1)	5,246	32,772	12,552
Total net proved reserves
Oil (MBbl)	28,747	63,715	47,511
Gas (MMcf)	13,859	36,798	42,389
NGL (MBbl)	2,063	4,370	4,817
MBoe (1)	33,120	74,218	59,394
PV-10 ($ in millions) (2)(3)	199	973	1,054
Discounted future income taxes ($ in millions)	—	(140)	(161)
Standardized measure ($ in millions) (2)(4)	199	833	893

1)	Boe is determined using one Bbl of oil or NGL to six Mcf of gas.
2)

In accordance with SEC and Financial Accounting Standards Board (“FASB”) requirements, our estimated net proved reserves and standardized measure at December 31, 2015, 2014 and 2013, were determined utilizing prices equal to the respective twelve-month unweighted arithmetic average of first day of the month prices, resulting in an average NYMEX WTI oil price of $50.28, $94.99 and $96.94 per Bbl for the Aneth Properties and Plains Marketing, L.P. posted WTI oil price of $46.79, $91.48 and $93.42 per Bbl for the Permian Properties, and an average Henry Hub spot market gas price of $2.59, $4.35 and $3.67 per MMBtu, respectively.

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

The data in the above table are estimates only. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates, which, in the case of year-end 2015 estimates, are significantly in excess of prevailing prices. The 10% discount factor used to calculate present value, which is required by SEC and FASB pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to the timing of future production, among other factors, which may prove to be inaccurate. The accuracy of any reserves estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserves estimates may vary, perhaps significantly, from the quantities of oil and gas that are ultimately recovered.

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

Our facility construction and well development activities began on CO2 flood projects in Aneth Field in 2006, with CO2 injection commencing in 2007 in Aneth Unit, and are ongoing although at reduced levels due to the current low commodity price environment. No CO2 flood project proved undeveloped reserves were converted to proved developed in 2015.

Our operated drilling focus in 2015 was to preserve term leasehold acreage in the Permian Properties by primarily targeting non-proved locations. During 2015, 576 ultimate MBoe of proved undeveloped reserves were converted into proved developed producing as a result of successful operated drilling of one gross proved undeveloped location. Additionally non-proved reserves were added to the proved reserve base through a blend of both operated and non-operated drilling. An incremental three gross wells were drilled yielding additions of 970 MBoe net of proved developed producing reserves and 3,632 MBoe net of proved undeveloped reserves through the addition of eight immediate offset proved undeveloped locations. The above numbers include 2015 net production of 143 MBoe for the 576 MBoe figure and 206 MBoe for the 970 MBoe figure.

With respect to the properties included in our prior year reserve reports, we incurred development costs of $39.8 million in 2015 as compared to $50.3 million in 2014. The year over year change in developmental costs is also reflective of our operated drilling focus in 2015 to preserve term leasehold acreage in the Permian Basin. With respect to the total proved value, no drilling locations are scheduled to be drilled after primary term leasehold expiration. Total proved reserves would not be adversely affected by any lease expirations.

At December 31, 2015, no proved undeveloped reserves have remained, or are scheduled to remain, undeveloped beyond five years from its corresponding initial booking date.

Changes in Proved Reserves

Proved reserves reported by us at December 31, 2015, decreased from those reported at December 31, 2014, as follows:

Oil Equivalent
(MBoe)
Proved reserves as of December 31, 2014	74,218
Production	(4,535)
Extensions, discoveries and other additions	4,602
Sales of minerals in place	(12,072)
Revisions of previous estimates	(29,093)
Proved reserves as of December 31, 2015	33,120
Proved developed reserves:
As of December 31, 2015	27,874
Proved undeveloped reserves:
As of December 31, 2015	5,246

Extensions, discoveries and other additions to proved reserves were the result of drilling wells in the Permian Basin. Sales of minerals in place reflect the divestiture of certain properties in the Powder River and the Midland Basins.

The Permian Basin 2015 drilling program resulted in the addition of 970 MBoe to proved developed producing from successful drilling of non-proved locations and the conversion from proved undeveloped to proved developed producing of 576 MBoe net reserves. Furthermore, these successful wells created additional proved undeveloped offset locations carrying 3,632 MBoe of net proved reserves.

In accordance with SEC requirements, the oil reserves at December 31, 2015 and 2014, utilized average NYMEX posted West Texas Intermediate oil prices of $50.28 and $94.99 per Bbl, respectively, for the Aneth Properties and average Plains Marketing, L.P. West Texas Intermediate oil prices of $46.79 and $91.48 per Bbl, respectively, for the Permian Properties. For gas, the reserves at December 31, 2015 and 2014, utilized average Henry Hub spot market gas prices of $2.59 and $4.35 per MMBtu, respectively. All prices were then adjusted for quality and basis differentials.

Revisions of previous estimates primarily relate to projects that had economically proved reserves at December 2014 average prices, but were not economically proved reserves at December 2015 average prices.

Controls Over Reserve Report Preparation, Technical Qualification and Methodologies Used

Reserve estimates as of December 31, 2015, were prepared by Resolute and audited by Netherland Sewell and Associates, Inc. (“NSAI”), our independent petroleum engineers. Please read “Risk Factors — Risks Related to Our Business, Operations and Industry” in evaluating the material presented below.

Our reserve report was prepared under the direct supervision of the Company’s Corporate Reserves Manager, Mr. Michael White. Mr. White has more than 31 years of experience in the oil and gas industry including general reservoir engineering, corporate engineering, exploration support and economic analysis support. During his career, Mr. White has resided and worked in Texas, Louisiana, Florida and Colorado. Additionally, he has performed evaluations in other basins in Utah, Wyoming, North Dakota and Washington state. He has onshore, shallow water and deep water project experience. Mr. White has a Bachelor of Science degree in Petroleum Engineering from Mississippi State University (1984) and a Masters of Business Administration from the University of Houston (1997). He is registered as a Professional Engineer in the states of Colorado, Texas and Wyoming. His qualifications meet or exceed the qualifications of reserve estimators and auditors as set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers. Mr. White is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers.

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

NSAI is a worldwide leader of petroleum property analysis to industry and financial organizations and government agencies. With offices in Dallas and Houston, NSAI delivers high quality, fully integrated engineering, operational, geologic, geophysical, petrophysical and economic solutions for all facets of the upstream energy industry. The technical person primarily responsible for the NSAI audit is Mr. David Miller. Mr. Miller has been practicing consulting petroleum engineering at NSAI since 1997. He is a Registered Professional Engineer in the States of Texas and Louisiana and has more than 34 years of practical experience in petroleum engineering, with more than eighteen years of experience in the estimation and evaluation of reserves. He graduated from the University of Kentucky in 1981 with a Bachelor of Science degree in Civil Engineering and from Southern Methodist University in 1994 with a Master of Business Administration degree. Mr. Miller’s qualifications meet or exceed the education, training, and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers.  He is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

A report of NSAI regarding its audit of the estimates of proved reserves at December 31, 2015, has been filed as Exhibit 99.1 to this report and is incorporated herein.

Production, Price and Cost History

The table below summarizes our operating data for 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Sales Data:
Oil (MBbl)	3,271	3,488	3,499
Gas (MMcf)	5,194	5,023	4,565
NGL (MBbl)	400	320	207
Combined volumes (MBoe)	4,536	4,645	4,467
Daily combined volumes (Boe per day)	12,427	12,727	12,239
Average Realized Prices (excluding derivative settlements):
Oil ($/Bbl)	$42.16	$84.28	$91.75
Gas ($/Mcf)	2.43	5.23	4.70
NGL ($/Bbl)	10.32	28.58	35.18
Average Production Costs ($/Boe):
Lease operating expense	$17.50	$24.26	$23.12
Production and ad valorem taxes	4.41	8.01	9.04

In each of the years presented above, total estimated proved reserves attributed to our Aneth Field exceeded fifteen percent of our total proved reserves expressed on an equivalent basis. Therefore, the table below summarizes our operating data for Aneth Field for 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Sales Data:
Oil (MBbl)	2,172	2,249	2,238
Gas (MMcf)	717	276	52
NGL (MBbl)	—	—	—
Combined volumes (MBoe)	2,292	2,295	2,246
Daily combined volumes (Boe per day)	6,279	6,287	6,154
Average Realized Prices (excluding derivative settlements):
Oil ($/Bbl)	$40.81	$84.76	$91.55
Gas ($/Mcf)	1.87	4.76	5.64
NGL ($/Bbl)	—	—	—
Average Production Costs ($/Boe):
Lease operating expense	$21.55	$27.08	$28.33
Production and ad valorem taxes	5.98	11.04	12.18

Oil and Gas Wells

The following table sets forth information as of December 31, 2015, relating to the productive wells in which we own a working interest. A well with multiple completions in the same bore hole is considered one well. Wells are considered oil or gas wells according to the predominant production stream, except that a well with multiple completions is considered an oil well if one or more is an oil completion. Productive wells consist of producing wells and wells capable of producing, including wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have a working interest and net wells are the sum of our working interests owned in gross wells. In addition to the wells below, we had interests in and operated 333 gross (211 net) active water and CO2 injection wells as of December 31, 2015.

	Productive Wells(1)
	Gross	Net
Oil	472	313
Gas	1	—
Total	473	313

1)	We operated 466 gross (312 net) productive wells at December 31, 2015.

Drilling Activity

The following table sets forth information with respect to exploration, development and extension wells we completed during 2015, 2014 and 2013. The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. Fluid injection wells for waterflood and other enhanced recovery projects are not included as gross or net wells.

	Year Ended December 31,
	2015	2014	2013
Gross exploration wells:
Productive (1)	—	1	—
Dry (2)	—	—	—
Total exploration wells	—	1	—
Gross development wells:
Productive (1)(3)	1	8	40
Dry (2)	—	—	—
Total development wells	1	8	40
Gross extension wells:
Productive (1)(4)	5	11	4
Dry (2)	—	—	—
Total extension wells	5	11	4
Total gross wells drilled	6	20	44

	Year Ended December 31,
	2015	2014	2013
Net exploration wells:
Productive (1)	—	—	—
Dry (2)	—	—	—
Total exploration wells	—	—	—
Net development wells:
Productive (1)(3)	1	4	30
Dry (2)	—	—	—
Total development wells	1	4	30
Net extension wells:
Productive (1)(4)	2	6	3
Dry (2)	—	—	—
Total extension wells	2	6	3
Total net wells drilled	2	10	33

1)	A productive well is a well we have cased. Wells classified as productive do not always result in wells that provide economic production.

2)	A dry well is a well that is incapable of producing oil or gas in sufficient quantities to justify completion.
3)	Included in this 2013 count are 8 gross (1.9 net) productive development wells sold to HRC Energy, LLC effective March 1, 2013, closed July 15, 2013.
4)

Included in the 2015 count is 1 gross (0.1 net) productive extension well sold to Qstar, LLC effective March, 1, 2015, closed May 1, 2015. An extension well is defined as a well drilled to extend the limits of a known reservoir.

Acreage

All of our leasehold acreage is categorized as developed or undeveloped. The following table sets forth information as of December 31, 2015, relating to our leasehold acreage.

	Developed Acreage (1)
Area	Gross (2)	Net (3)
Wyoming	1,357	1,357
Aneth Field (UT)	43,218	27,157
Permian Basin (TX)	9,368	5,518
Permian Basin (NM)	4,690	3,971
North Dakota	516	99
Total	59,149	38,102

	Undeveloped Acreage (4)
Area	Gross (2)	Net (3)
Aneth Field (UT)	1,173	1,173
Wyoming	58,635	33,431
Permian Basin (TX)	13,692	8,085
Black Warrior Basin (AL)	205	205
North Dakota	—	—
Total	73,705	42,894

1)	Developed acreage is acreage attributable to wells that are capable of producing oil or gas.
2)	The number of gross acres is the total number of acres in which we own a working interest and/or unitized interest.
3)	Net acres are calculated as the sum of our working interests in gross acres.
4)	Undeveloped acreage includes leases either within their primary term or held by production.

Approximately 20,957 net acres, 8,212 net acres and 3,792 net acres of undeveloped acreage will revert or expire in 2016, 2017 and 2018, respectively, absent activity to develop such acreage.

Present Activities

As of December 31, 2015, we were in the process of drilling 1 gross (0.2 net) well and there were 3 gross (1.3 net) wells waiting on completion operations. Please read “Business and Properties – Descriptions of Properties” for additional discussion regarding our present activities.

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

Our strategic alliance with NNOGC is embodied in a Cooperative Agreement consummated with NNOGC and our predecessor company in 2004 to facilitate our joint acquisition of the Chevron Properties. The agreement was amended subsequently to facilitate the joint acquisition of the ExxonMobil Properties and was amended again in conjunction with the sale of 10% of our interest in Aneth Field to NNOGC. That transaction was closed and paid for in two equal installments, each for 5%, in July 2012 and January 2013, each with an effective date of January 1, 2012. Among other things, this agreement provides that:

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

Marketing and Customers

Crude Oil Sales

Aneth Field. We currently sell all of our oil from our Aneth Field Properties to Western under a purchase agreement dated July 2014. On December 31, 2014, the Company entered into an amendment to the purchase agreement with Western which provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also provides that the term of the purchase agreement shall continue automatically after December 31, 2014, until March 31, 2015, and thereafter on a month-to-month basis until terminated by either party, with ninety days prior notice. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or through the FERC-regulated Texas-New Mexico pipeline owned by Western. On December 8, 2015, the Company entered into another amendment to the purchase agreement with Western, which now provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $7.50 per barrel of oil.

Western refines our oil at their 23,000 barrel per day refinery in Gallup, New Mexico. Our production is transported to the refinery via the Running Horse oil pipeline owned by NNOGC to its Bisti terminal, approximately 20 miles south of Farmington, New Mexico. From there, crude is transported through a Western pipeline that serves the refinery. Our and NNOGC’s oil has been jointly marketed to Western. The combined Resolute and NNOGC volumes were approximately 9,200 barrels of oil per day as of year-end. When combined with the royalty barrels owned by the Navajo Nation, Aneth Field provides approximately 11,000 barrels per day to the Gallup refinery, nearly 50% of total refinery capacity.

The Aneth Field oil is a sweet, light crude oil that is well suited to be refined in Western’s refinery. Although we have sold all of our oil production to Western since acquiring the Chevron Properties in November 2004, and despite the value of our oil production to Western, we cannot be certain that the commercial relationship with Western will continue for the indefinite future and that the refinery will not suffer significant down-time or be closed. If for any reason Western is unable or unwilling to purchase our oil production, we have other production marketing alternatives. We have the ability to load up to 3,000 barrels per day at Western’s Gallup refinery rail loading site in the event that Western is unable to process or otherwise does not take our oil volumes. NNOGC has completed construction of a high volume truck loading facility located at the terminal end of NNOGC’s Running Horse pipeline that is capable of loading all of our and NNOGC’s production. We have life-of-lease access to the truck loading facility pursuant to an agreement with NNOGC. Oil can be trucked a relatively short distance from the loading facility to rail loading sites near and south of Gallup, New Mexico, or longer distances to refineries or oil pipelines in southern New Mexico, west Texas, or Salt Lake City, Utah, where structural changes in the regional oil supply have created a long term premium market for oil sales to the refineries there and have positioned Salt Lake City as a potentially attractive alternative market for Aneth Field crude oil sales. We can also transport our oil by various combinations of truck and rail from the Aneth Field Properties to markets throughout the United States. The cost of selling our oil to alternative markets in the short term may result in a greater differential to the NYMEX price of oil than we currently receive. If we choose or are forced to sell to these alternative markets for a longer period of time, these costs could be lowered significantly. Under long term arrangements, which may require the investment of capital, we believe we would realize a NYMEX differential approximately equal to the current differential realized in the price received from Western.

Other fields. With respect to our oil production from all other fields, we generally sell our crude oil under 30-day contracts at the best available price in the area, the most significant purchasers of which were Holly Frontier LLC and Plains Marketing LP.

Gas and NGL Sales

Our gas and NGL are sold to various midstream processing companies under long-term percent of proceeds contracts, including Castleton Commodities International, LLC in Aneth Field, Energy Transfer Partners, L.P. in the Delaware Basin Project area, and Versado Gas Processors, LLC in the Northwest Shelf Project area.

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

As of December 31, 2015, we estimate the total cost to fully decommission the inactive portion of the Aneth Gas Processing Plant site to be $26.3 million, of which approximately $25.7 million had already been incurred and paid for. These costs do not include any costs for clean-up or remediation of the subsurface, nor for minor additional demolition and removal activity associated with buried piping and concrete foundations. On February 9, 2016, Chevron notified the working interest owners of its intent to renew certain rights-of-way with the Navajo Nation in anticipation of renewed clean-up activity at the site. Chevron has budgeted approximately $400,000 for right-of-way renewal and site assessment studies associated with possible asbestos contamination of soil at the site. Resolute’s share of this cost is approximately $125,000. The Aneth Gas Processing Plant site was previously evaluated by the Environmental Protection Agency (“EPA”) for possible listing on the National Priorities List (“NPL”), of sites contaminated with hazardous substances with the highest priority for clean-up under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Based on its investigation, the EPA concluded no further investigation was warranted and that the site was not required to be listed on the NPL. The Navajo Nation Environmental Protection Agency (“Navajo Nation EPA”) now has primary jurisdiction over the Aneth Gas Processing Plant site. We cannot predict whether Navajo Nation EPA will require further investigation and possible clean-up, and the ultimate clean-up liability may be affected by the Navajo Nation’s recent enactment of a Navajo CERCLA statute. The Navajo CERCLA statute, in some cases, imposes broader obligations and liabilities than the federal CERCLA statute. We have been advised by Chevron that a significant portion of the subsurface clean-up or remediation costs, if any, would be covered by an indemnity agreement from the prior owner of the plant, and Chevron has provided us with a copy of the pertinent purchase agreement that appears to support its position. We cannot predict, however, whether any subsurface remediation will be required or what the cost of this clean-up or remediation could be. Additionally, we cannot be certain whether any of such costs will be reimbursable to us pursuant to the indemnity of the prior owner or whether the prior owner will be able to satisfy their indemnity obligations. Please read “Business and Properties — Environmental, Health and Safety Matters and Regulation — Waste Handling.”

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

In connection with our acquisition of the Chevron and ExxonMobil Properties, we obtained attorneys’ title opinions showing good and defensible title in the seller to at least 80% of the proved reserves of the acquired properties as shown in the relevant reserve reports presented by the sellers. We also reviewed land files and public and private records on substantially all of the acquired properties containing proved reserves. Additionally, we reviewed 98% of the title opinions and public records related to the proved reserves in Lea County, New Mexico.

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

Governmental authorities have the power to enforce compliance with environmental laws, regulations and permits, and violations are subject to injunctive action, as well as administrative, civil and criminal penalties. Furthermore, regulatory and overall public scrutiny focused on the oil and gas industry is increasing significantly. The effects of these laws and regulations, as well as other laws or regulations that may be adopted in the future, could have a material adverse impact on our business, financial condition and results of operations.

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

Comprehensive Environmental Response, Compensation, and Liability Act. CERCLA, also known as the “Superfund law,” and comparable tribal and state laws may impose strict, joint and several liability, without regard to fault, on classes of persons who are considered to be responsible for the release or threat of release of CERCLA “hazardous substances” into the environment. These persons include the current and former owners and operators of the site where a release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. Such claims may be filed under CERCLA, as well as state common law theories or tribal or state laws that are modeled after CERCLA. In the course of our operations, we generate waste that may fall within CERCLA’s definition of hazardous substances, as well as under the Navajo Nation CERCLA which, unlike the federal CERCLA, broadly defines “hazardous substances” to include oil and other hydrocarbons, thereby subjecting us to potential liability under the Navajo Nation CERCLA. Therefore, governmental agencies or third parties could seek to hold us responsible for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited, or other damages resulting from a release.

Waste Handling. The Resource Conservation and Recovery Act (“RCRA”) and comparable tribal and state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of solid and hazardous wastes. Under the auspices of the federal EPA, the individual states may administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and many of the other wastes associated with the exploration, development and production of oil or gas are currently exempt under federal law from regulation as RCRA hazardous wastes and instead are regulated as non-hazardous solid wastes. It is possible, however, that oil and gas exploration and production wastes now classified federally as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our operating expenses, which could have a material adverse effect on the results of operations and financial position. Also, in the course of operations, we generate some amounts of industrial wastes, such as paint wastes, waste solvents, and waste oils, that may be regulated as hazardous wastes under RCRA and tribal and state laws and regulations.

We have an interest in the Aneth Gas Processing Plant located in the Aneth Unit. This gas plant consists of a non-operational portion of the plant that has been substantially dismantled by Chevron, and an operational portion dedicated to compression. We are responsible for a portion of the costs of decommissioning, removal and clean-up of the non-operational portion of the plant and any restoration and other costs related to the operational processing facilities. For additional information concerning our obligations related to this plant, please read “Business and Properties — Aneth Gas Processing Plant.”

Air Emissions. The federal Clean Air Act and comparable tribal and state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. These regulatory programs may require us to install and operate expensive emissions control equipment, modify our operational practices and obtain permits for existing operations. Before commencing construction on a new or modified source of air emissions, these laws may require us to reduce our emissions at existing facilities. As a result, we may be required to incur increased capital and operating costs. Federal, tribal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated federal, tribal and state laws and regulations.

In June 2005, the EPA and ExxonMobil entered into a consent decree settling various alleged violations of the federal Clean Air Act associated with ExxonMobil’s prior operation of the McElmo Creek Unit. In response, ExxonMobil submitted amended Title V and Prevention of Significant Deterioration (“PSD”) permit applications for the McElmo Creek Unit main flare and other sources, and also paid a civil penalty and costs associated with a Supplemental Environmental Project, or “SEP.” Pursuant to the consent decree, ExxonMobil completed upgrades to the main flare in May 2006, and we have met all of the remaining material compliance measures of the consent decree. The EPA is processing the Title V and PSD permit applications required by consent decree, and a draft PSD permit was released for public comment in the fourth quarter of 2014, which we commented upon. We remain subject to the consent decree, including stipulated penalties for violations of emissions limits and compliance measures set forth in the consent decree. We believe the consent decree may be terminated in 2016 by the EPA, although the EPA has given us no definite confirmation, and such termination may not be possible until revised final PSD and Title V permits are issued.

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

In September 2013, the EPA and U.S. Army Corps of Engineers released a Connectivity Report that determined that virtually all tributary streams, wetlands, open water in floodplains and riparian areas are connected. This report supported the final rule issued in June 2015 defining the scope of jurisdictional Waters of the U.S. This final rule has been stayed pending the resolution of ongoing litigation.

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

In November 2001, the EPA issued an administrative order to ExxonMobil for removal and remediation of oil and hydrocarbon contaminated ground water released as a result of a shallow casing leak at the McElmo Creek P-20 well that occurred in January 2001. In response, ExxonMobil performed various site assessment activities and began recovering oil from the ground water. We were obligated to complete the remedial activities required under the administrative order issued to ExxonMobil, at an estimated cost of approximately $25,000 per year. Onsite activities were concluded and a transition to passive monitoring was implemented in 2014 with final closure anticipated in 2017.

Underground Injection Control. Our underground injection operations are subject to the federal Safe Drinking Water Act, as well as analogous tribal and state laws and regulations. Under Part C of the Safe Drinking Water Act, the EPA established the Underground Injection Control program, which established the minimum program requirements for tribal and state programs regulating underground injection activities. The Underground Injection Control program includes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. Federal, tribal and state regulations require us to obtain a permit from applicable regulatory agencies to operate our underground injection wells. We believe we have obtained the necessary permits from these agencies for our underground injection wells and that we are in substantial compliance with permit conditions and applicable federal, tribal and state rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of the underground injection wells is likely to result in pollution of freshwater, the substantial violation of permit conditions or applicable rules, or leaks to the environment. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In 2009 and 2010, the EPA evaluated wellbores of producer and injector wells in Aneth Field and suggested that certain wells may not be adequately cased and / or cemented across the bottom of the underground source of drinking water.  As a result, the Navajo EPA has required Resolute to perform remedial casing and cement work on selected wellbores concurrent with any significant well work on injection wells.  In most cases, remedial work is limited to the affected injection well that is being worked over.  In the case of drilling new injection wells or deepening of existing injection wells, the remedial action requirements could potentially impact identified deficient wellbores (producer or injector) within one-half mile of the well being drilled or deepened.  Resolute estimates the cost to perform remedial activities, if and when required, could range from $100,000 to over $300,000 per deficient well.

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

Other Laws and Regulations

Climate Change. Recent scientific studies have suggested that emissions of gases commonly referred to as “greenhouse gases” or “GHG”, including CO2, nitrogen dioxide and methane, may be contributing to warming of the Earth’s atmosphere. Other nations already have agreed to regulate emissions of GHG pursuant to the United Nations Framework Convention on Climate Change, (“UNFCCC”) and the Kyoto Protocol, an international treaty (not including the United States) pursuant to which many UNFCCC member countries agreed to reduce their emissions of GHG to below 1990 levels by 2012, with a subsequent emissions reduction commitment for the period from 2013 through 2020. Although a successor treaty to the Kyoto Protocol has not been developed to date, further GHG regulation may result from the December 2015 agreement reached at the United Nations climate change conference in Paris. Pursuant to the agreement, the United States made an initial pledge to a 26-28% reduction in its GHG emission by 2025 against a 2005 baseline and committed to periodically update its pledge in five yearly intervals starting in 2020. In response to such studies and international action, the U.S. Congress has considered but not yet passed legislation to reduce emissions of GHG. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts. v. EPA, the EPA may be required to regulate GHG emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing GHG emissions. The Court’s holding in Massachusetts v. EPA that GHG fall under the federal Clean Air Act’s definition of “air pollutant” has resulted in the regulation and permitting of GHG emissions from major stationary sources under the Clean Air Act, due to EPA’s “endangerment finding” that links global warming to human-caused emissions of GHG, and the EPA’s subsequent GHG Tailoring Rule, which subjects certain major sources of GHG emissions to Title V operating permit and New Source Review permitting requirements for the first time. The permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs will require affected facilities to meet emissions limits that are based on “best available control technology,” which will be established by the permitting agencies on a case-by-case basis. In July 2012, the Tailoring Rule became effective for all new facilities that emit at least 100,000 tons of GHG per year. Additionally, the EPA promulgated a mandatory GHG reporting rule that took effect January 1, 2010. The mandatory reporting rule (MRR) and subsequent amendments included reporting requirements for operators that inject CO2 for enhanced oil recovery and geologic sequestration, regardless of the magnitude of associated CO2 emissions, and also to operators of oil and gas systems that emit more than 25,000 metric tons of CO2-equivalent GHG across an entire producing basin. On November 13, 2014, the EPA finalized additional portions of the MRR.  The new provisions went into effect on January 1, 2015, and included revised monitoring and data disclosure requirements for the petroleum and natural gas industry clarifying the that engines, boilers, heaters, flares, and separation and processing equipment are among the emission sources that must provide greenhouse gas reports.  In addition, the EPA also issued a new proposed rule that would expand the types of sources that are covered by the MRR.  These sources would include oil well completions and workovers with hydraulic fracturing, petroleum and natural gas gathering and boosting systems, and transmission pipeline blowdowns between compressor stations. Currently, the Aneth Field is the only asset operated by the Company that is subject to the MRR requirements. A number of states also have taken legal measures to reduce emissions of GHG, primarily through the planned development of GHG emission inventories and/or regional cap-and-trade programs, but we do not currently conduct business in those states. The passage or adoption of additional legislation or regulations that restrict emissions of GHG or require reporting of such emissions in areas where we conduct business could adversely affect our operations.

In addition, President Obama released a Strategy to Reduce Methane Emissions in March 2014. Consistent with that strategy, the EPA issued a proposed rule in 2015 that would set additional standards for methane and volatile organic compound emissions from oil and gas production sources, including hydraulically fractured oil wells and natural gas processing and transmission sources. The EPA intends to issue a final rule in 2016. In addition, the federal Bureau of Land Management (BLM) has proposed standards for reducing venting and flaring on public lands. The EPA and BLM actions are part of a series of steps by the Obama Administration that are intended to result by 2025 in a 40-45% decrease in methane emissions from the oil and gas industry as compared to 2012 levels. In the courts, several decisions have been issued that may increase the risk of claims being filed by governments and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property.

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur additional operating costs, such as costs to purchase and operate emissions control systems or other compliance costs, and reduce demand for our products.

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

Resources and Development Committee of the Navajo Nation Council. The Resources and Development Committee (the “Resources Committee”) is a standing committee of the Navajo Nation Tribal Council, and has oversight and regulatory authority over all lands and resources of the Navajo Nation. The Resources Committee reviews, negotiates and recommends to the Navajo Nation Tribal Council actions involving the approval of energy development agreements and mineral agreements; gives final approvals of rights of way, surface easements, geophysical permits, geological prospecting permits, and other surface rights for infrastructure; oversees and regulates all activities within the Navajo Nation involving natural resources and surface disturbance; sets policy for natural resource development and oversees the enforcement of federal and Navajo law in the development and utilization of resources, including issuing cease and desist orders and assessing fines for violation of its regulations and orders. The Resources Committee also has oversight authority over, among other agencies and matters, the Navajo Nation Environmental Protection Agency and Navajo Nation environmental laws, the Navajo Nation Minerals Department and Navajo Nation oil and gas laws and the Navajo Nation Land Department and Navajo Nation land use laws. While we have been successful thus far in obtaining timely approvals from the Resources Committee for our operations, such timeliness is not guaranteed and obtaining future approvals may cause delays in developing the Aneth Field Properties.

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

Drilling and Production. Our operations are subject to various types of regulation at federal, state, local and Navajo Nation levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities, the Navajo Nation and other Native American tribes also regulate one or more of the following:

●	the location of wells;
●	the method of drilling and casing wells;
●	the rates of production or “allowables”;
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandoning of wells;
●	the underground injection of salt water; and
●	notice to surface owners and other third-parties.

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

Hydraulic Fracturing Disclosure and Possible Regulation or Prohibition. Hydraulic fracturing or “fracing” is a process used by oil and gas producers in the completion or re-working of some oil and gas wells. Water, sand and certain chemical additives are injected under high pressure into subsurface formations to create and prop open fractures in the rock and thus enable fluids that would otherwise remain trapped in the formation to flow to the surface. Fracing has been in use for many years in a variety of geologic formations. Combined with advances in drilling technology, recent advances in fracing technology have contributed to a large increase in production of gas and oil from shales that would otherwise not be economically productive. Fracing is typically subject to state oil and gas agencies’ regulatory oversight, and has not been regulated at the federal level. However, due to assertions that fracing may adversely affect drinking water supplies, the federal EPA has commenced a study of the potentially adverse impacts that fracing may have on water quality and public health, the Bureau of Land Management is proposing new regulatory requirements for fracing on certain federal lands, and a committee of the U.S. House of Representatives has commenced its own investigation into fracing practices. For example, in April 2015, the EPA proposed regulations under the Clean Water Act to impose pretreatment standards on wastewater discharges associated with hydraulic fracturing activities. In June 2015, the EPA released a draft assessment of the potential impacts to drinking water resources from hydraulic fracturing for public comment and peer review. The assessment concludes that while there are mechanisms by which hydraulic fracturing can impact drinking water resources, there was no evidence that these mechanisms have led to widespread, systemic impacts on drinking water resources in the United States. EPA’s science advisory board, however, has subsequently questioned several elements and conclusions in EPA’s draft assessment. In addition, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices.

Also, EPA has initiated a stakeholder and potential rulemaking process under the Toxic Substances Control Act (“TSCA”) to obtain data on chemical substances and mixtures used in hydraulic fracturing.  The EPA has not indicated when it intends to issue a proposed rule, but it issued an Advanced Notice of Proposed Rulemaking in May 2014, seeking public comment on a variety of issues related to such TSCA rulemaking. In October 2015, EPA also granted, in part, a petition filed by several national environmental advocacy groups to add the oil and gas extraction industry to the list of industries required to report releases of certain “toxic chemicals” under the Toxics Release Inventory (“TRI”) program under EPCRA. EPA determined that natural gas processing facilities may be appropriate for addition to the scope of TRI and will conduct a rulemaking process to propose such action.

The Bureau of Land Management (“BLM”) has also indicated its intent to pursue a rulemaking related to further controlling the venting and flaring of natural gas on BLM administered lands, and the U.S. Occupational Safety and Health Administration has proposed stricter standards for worker exposure to silica, which would apply to use of sand as a proppant for hydraulic fracturing. In addition, in December 2015 the U.S. Department of Labor and the U.S. Department of Justice released a Memorandum of Understanding ("MOU"), announcing an interagency effort to increase enforcement of worker endangerment violations under environmental statutes (such as the Clean Water Act, the Clean Air Act, and the Resource Conservation and Recovery Act) and Title 18 criminal statutes that carry harsher penalties that the Occupational Safety and Health Act of 1970. Consistent with this MOU, where appropriate, DOJ will seek felony charges (such as false statements, conspiracy, and obstruction of justice) when prosecuting worker endangerment violations. In addition, Congress has considered, and may in the future consider, legislation that would amend the Safe Drinking Water Act (“SDWA”) to encompass hydraulic fracturing activities. Past proposed legislation would have required hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements, in addition to those already applicable to well site reclamation under various federal, tribal and state laws. We routinely utilize hydraulic fracturing techniques in many of our reservoirs. The EPA is conducting a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. In December 2015, the EPA issued a draft final report for public comment and peer review. A final peer-reviewed report is expected in 2016. Other governmental reviews have also been recently conducted or are under way that focus on environmental aspects of hydraulic fracturing. For example, a federal BLM rulemaking for hydraulic fracturing practices on federal and Indian lands resulted in a 2015 final rule that requires public disclosure of chemicals used in hydraulic fracturing, confirmation that the wells used in fracturing operations meet proper construction standards and development of plans for managing related flowback water. Adoption of legislation and implementing regulations placing restrictions on fracing could impose operational delays, increased operating costs and additional regulatory burdens on our exploration and production activities, which could make it more difficult to perform hydraulic fracturing, resulting in reduced amounts of oil and gas being produced, as well as increased costs of compliance and doing business. We disclose information pertaining to frac fluids, additives, and chemicals to the FracFocus databases in compliance with statewide requirements established by the Texas Railroad Commission. We currently are waiting to see what requirements, if any, will be promulgated by the US Environmental Protection Agency, Bureau of Land Management and the Navajo Nation before disclosing similar information for wells fractured on Navajo lands.

Employees

As of December 31, 2015, we had 226 full-time employees, of which 46 were field level employees represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, or United Steel Workers (“USW”) labor union, and are covered by a collective bargaining agreement. We believe that we have a satisfactory relationship with our employees.

Offices

We currently lease approximately 56,000 square feet of office space in Denver, Colorado, and approximately 21,000 square feet of office space in Midland, Texas. Our principal office is located at 1700 Lincoln, Suite 2800, Denver, CO 80203. In addition, we own and maintain field offices in Colorado, Utah and Texas and lease other, less significant, office space in locations where staff are located. We believe that our office facilities are adequate for our current needs and that additional office space can be obtained if necessary.

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

Oil and gas prices are volatile and change for reasons that are beyond our control. Sustained periods of low prices or further decreases in the price we receive for our oil and gas production can adversely affect our business, financial condition, results of operations and liquidity and impede our growth.

The oil and gas markets are highly volatile, and we cannot predict future prices. Our revenue, profitability and cash flow depend upon the prices and demand for oil, gas and NGL. The markets for these commodities are very volatile and even relatively modest reductions in prices can significantly affect our financial results and impede our growth. Prices for oil, gas and NGL may fluctuate widely in response to relatively minor changes in the supply of and demand for the commodities, market uncertainty and a variety of additional factors that are beyond our control, such as:

●	domestic and foreign supply of and demand for oil and gas, including as a result of technological advances affecting energy consumption and supply;
●	actions of the Organization of Petroleum Exporting Countries and state-controlled oil companies relating to oil price and production controls;
●	weather conditions;
●	overall domestic and global political and economic conditions;
●	the price of foreign imports;
●	political and economic conditions in oil producing countries, including the Middle East, Russia and South America;
●	variations between product prices at sales points and applicable index prices;
●	domestic, tribal and foreign governmental regulations and taxation;
●	the effect of energy conservation efforts;
●	the capacity, cost and availability of oil and gas pipelines and other transportation and gathering facilities, and the proximity of these facilities to our wells;
●	the availability of refining and processing capability;
●	factors specific to the local and regional markets where our production occurs; and
●	the price and availability of alternative fuels.

In the past, the price of oil has been extremely volatile, and we expect this volatility to continue. Oil and gas prices have declined substantially since mid 2014 and have continued to decline into early 2016.  For example, during the twelve months ended December 31, 2015, the NYMEX price for light sweet crude oil ranged from a high of $61.43 per Bbl to a low of $34.73 per Bbl. For calendar year 2014, the range was from a high of $107.26 per Bbl to a low of $53.27 per Bbl, and for the five years ended December 31, 2015, the price ranged from a high of $113.93 per Bbl to a low of $34.73 per Bbl.

A prolonged period of low oil and gas prices or a continued decline in oil and gas prices will significantly affect many aspects of our business, including financial condition, revenue, results of operations, liquidity, cash flow, rate of growth, reserves, the carrying value of our oil and gas properties, and the borrowing base under our Revolving Credit Facility, all of which depend primarily or in part upon those prices. For example, declines in the prices we receive for our oil and gas adversely affect our ability to repay indebtedness, finance capital expenditures, make acquisitions, raise capital and otherwise satisfy our financial obligations. In addition, declines in prices reduce the amount of oil and gas that we can produce economically and, as a result, adversely affect our quantities and present values of proved reserves. Among other things, a reduction in our reserves can limit the capital available to us, as the maximum amount of available borrowing under our Revolving Credit Facility is, and the availability of other sources of capital likely will be, based to a significant degree on the estimated quantities and value of those reserves. Finally, our Revolving Credit Facility and our Secured Term Loan Facility both contain asset coverage maintenance covenants based on the ratios of total proved reserves to total secured debt and total proved developed reserves to total secured debt.  A reduction in our reserves and the value of such reserves can result in events of default under these debt agreements as a result of failure to comply with such ratios.

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

In addition, our estimate of proved reserves as of December 31, 2015, was based on a pricing methodology required by SEC rules.  This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas.  Therefore it is likely that we will have substantial downward adjustments in our estimated proved reserves in the future if the current low commodity price environment persists.  Furthermore, if low oil and gas prices result in our having to make substantial downward adjustments to our estimated proved reserves, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to make downward adjustments, as a non-cash impairment charge to earnings, to the carrying value of our oil and gas properties. When we incur impairment charges in the future, we could have a material adverse effect on our results of operations in the period incurred. In addition, a reduction in the future net cash flow from our properties would negatively affect our ability to borrow funds under our Revolving Credit Facility. Finally, because our Revolving Credit facility and our Secured Term Loan facility contain covenants that require us to maintain certain asset coverage ratios, downward adjustments in our estimated proved reserves may result in defaults under such agreements.

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

The significant decline in oil and gas prices since mid-2014 has resulted in banks reducing the product price assumptions upon which borrowing bases are set. Our current borrowing base was set using a price deck significantly higher than the current price deck used by the lending institutions in our syndicate. Therefore, it is likely that our borrowing base will be reduced in the regular semi-annual redetermination upcoming in March 2015.

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

In addition to making it more difficult for us to satisfy our obligations to pay principal and interest on our outstanding indebtedness, our substantial indebtedness could limit our ability to respond to changes in the markets in which we operate and otherwise limit our activities. For example, our indebtedness, and the terms of agreements governing that indebtedness:

●

require us to dedicate a substantial portion of our cash flow from operations to service our existing debt obligations, thereby reducing the cash available to fund our operations, exploration and development efforts, working capital, capital expenditures and other general corporate purposes;

●	increase our vulnerability to economic downturns and impair our ability to withstand sustained declines in oil and gas prices;
●	subject us to covenants that limit our ability to fund future working capital, capital expenditures, exploration costs and other general corporate requirements;
●	may prevent us from borrowing additional funds for operational or strategic purposes (including to fund future acquisitions), disposing of assets or paying cash dividends;
●	may prevent counterparties (including lenders) from entering into derivative transactions with us;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	place us at a competitive disadvantage relative to our competitors that have less debt outstanding.

Covenants in our Revolving Credit Facility, Secured Term Loan Facility and the indenture governing our Senior Notes, currently impose, and future financing agreements may impose, significant operating and financial restrictions.

Our Revolving Credit Facility, Secured Term Loan Facility and the indenture governing our Senior Notes each contain restrictions, and future financing agreements may contain additional restrictions, on our activities, including covenants that restrict our and our restricted subsidiaries’ ability to:

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

Our Revolving Credit Facility will mature in March 2018, unless extended, and is secured by substantially all of our oil and gas properties as well as a pledge of all ownership interests in our operating subsidiaries. The Revolving Credit Facility contains various affirmative and negative covenants including but not limited to financial covenants that (i) require us to maintain a consolidated current ratio of at least 1.0 to 1.0 at the end of any fiscal quarter and (ii) do not permit our maximum senior secured leverage ratio (Revolving Credit Facility debt to consolidated Adjusted EBITDA as defined in the Revolving Credit Facility) to exceed 2.5 to 1.0 at the end of each fiscal quarter.  The covenants in the Revolving Credit Facility and the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0 for any fiscal quarter ending on or after December 31, 2015, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0.

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

If we are unable to comply with the restrictions and covenants in the agreements governing the Revolving Credit Facility, Secured Term Loan Facility, Senior Notes and other debt, there could be a default under the terms of these agreements, which could result in an acceleration of payment of funds that we have borrowed and would affect our ability to make principal and interest payments on our debt.

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

The marketability of our production is dependent upon transportation and processing facilities the capacity and operation of which we do not control. In particular, our oil production from the Aneth Field Properties is presently connected by pipeline to only one customer, and such sales are dependent on gathering systems and transportation facilities that we do not control. With only one pipeline-connected customer, when these facilities or systems are unavailable, our operations can be interrupted and our revenue reduced.

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

With respect to oil produced at our Aneth Field Properties, we operate in a remote part of southeastern Utah, and currently sell all of our oil production to a single customer, Western. On December 8, 2015, the Company entered into an amendment to the purchase agreement with Western, which provides for Resolute to receive a price equal to the NYMEX oil price minus a differential of $7.50 per barrel of oil. The term of the purchase agreement is on a month-to-month basis until terminated by either party with ninety days prior notice. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or through the FERC-regulated Texas-New Mexico pipeline owned by Western.

Western refines our oil at their 23,000 barrel per day Gallup refinery in Gallup, New Mexico. Our production is transported to the refinery via the Running Horse oil pipeline owned by NNOGC to the Bisti terminal, approximately 20 miles south of Farmington, New Mexico. From there, crude is transported through a Western pipeline that serves the refinery. We and NNOGC jointly market our oil to Western. The combined volumes were approximately 9,200 barrels of oil per day as of year-end. See “Business and Properties - Marketing and Customers - Aneth Field.” There are presently no pipelines in service that run the entire distance from the Aneth Field Properties to any alternative markets. If Western did not purchase our oil, we would have to transport it to other markets by a combination of the NNOGC pipeline, truck and rail, which would result, in the short term, in a lower price relative to the NYMEX price than we currently receive. In the future we may receive prices with a greater differential to NYMEX than we currently receive, which if not offset by increases in the NYMEX price for oil, could result in a material adverse effect on our financial results.

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

We customarily ship oil to Western daily and receive payment on the twentieth day of the month following the month of production. As a result, at any given time, Western owes us between 20 and 50 days of production revenue. Based upon average production from Aneth Field during the quarter ended December 31, 2015, and a NYMEX oil price of $48.79 per Bbl, Western could owe us between $5.1 million and $12.7 million. If Western defaults on its obligation to pay us for the oil we have delivered, our income would be materially and negatively affected.

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

There are numerous risks associated with developing, completing and operating a well, and cost factors can adversely affect the economics of a well. Our development and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

●	reductions in oil or gas prices or increases in the differential between index oil or gas prices and prices received;
●	high costs, shortages or delivery delays of rigs, equipment, labor or other services;
●	unexpected operational events and/or conditions;
●	increases in severance or other taxes;
●	limitations on our ability to sell our oil or gas production;
●	adverse weather conditions and natural disasters;
●	facility or equipment malfunctions, and equipment failures or accidents;

●	pipe or cement failures and casing collapses;
●	compliance with environmental and other governmental regulations and requirements;
●	environmental hazards, such as leaks, oil spills, pipeline ruptures and discharges of toxic gases;
●	lost or damaged oilfield development and service tools;
●	unusual or unexpected geological formations, and pressure or irregularities in formations;
●	fires, blowouts, surface craterings and explosions;
●	shortages or delivery delays of supplies, equipment and services;
●	midstream constraints or downtime;
●	title problems;
●	objections from surface owners and nearby surface owners in the areas where we operate; and
●	uncontrollable flows of oil, gas or well fluids.

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

We have a substantial amount of indebtedness. As a result, a significant portion of our cash flow will be required to pay interest and principal on our indebtedness, and we may not generate sufficient cash flow from operations, or have future borrowing capacity available, to enable us to pay amounts due on, or pay when due at maturity, our indebtedness, including the Revolving Credit Facility, the Secured Term Loan Facility or the Senior Notes, or to fund other liquidity needs. As of December 31, 2015, we had $528.3 million in outstanding indebtedness.

Servicing our indebtedness and satisfying our other obligations will require a significant amount of cash. Our cash flow from operating activities and other sources may not be sufficient to fund our liquidity needs. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic and industry conditions and financial, business and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Revolving Credit Facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the Revolving Credit Facility, the Secured Term Loan Facility or the Senior Notes.

The decline in product prices has decreased our operating cash flow. Furthermore, our commodity price hedges for 2016, which have a weighted average swap price of more than $80 per barrel and provide a significant portion of our cash flow in 2016, will expire at the end of 2016 thus exposing us to substantial additional reduction of cash flow in 2017.  That decrease or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including curtailing our exploration and drilling programs, selling assets, issuing equity, reducing our capital expenditures, refinancing all or a portion of our existing debt or obtaining additional financing. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of future debt agreements may, and our Revolving Credit Facility, the Secured Term Loan Facility and the indenture governing the Senior Notes do, restrict us from implementing some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations or issue equity at depressed prices to meet our debt service and other obligations. We may not be able to consummate these dispositions or equity issuances for fair market value or at all. Furthermore, any proceeds that we could realize from any dispositions or equity issuances may not be adequate to meet our debt service obligations then due.

Our estimated proved reserves are based on many assumptions that may turn out to be inaccurate. Any significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities of our proved reserves.  Estimates of resource potential are also based on many assumptions and may turn out to be inaccurate.

Our estimate of proved reserves at December 31, 2015, is based on the quantities of oil and gas that engineering and geological analyses demonstrate with reasonable certainty to be recoverable from established reservoirs in the future under current operating and economic parameters. NSAI audited the reserve and economic evaluations of all properties that were prepared by us on a well-by-well basis. Oil and gas reserve engineering is not exact; it relies on subjective interpretations of data that may be inaccurate or incomplete and requires predictions and assumptions of future reservoir behavior and economic conditions. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:

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

Because all reserve estimates are necessarily subjective, each of the following items may differ materially from those assumed in estimating reserves:

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

In addition, the present value of the estimated future net cash flows from our proved reserves is not necessarily the same as the current market value of those reserves. Pursuant to SEC rules, the estimated future net cash flows from our proved reserves, and the estimated quantity of those reserves, were based on the automatic average of the prior year’s first day of the month crude oil and index prices. Because market prices for crude oil at the end of 2015 were significantly lower than the average price for the year determined under SEC rules, the estimated quantity and present values of our reserves presented in this report using SEC pricing are higher than they would be if we had used year-end commodity prices instead.

In our press releases and investor presentations, we include estimates of quantities of oil and gas using certain terms, such as “resource,” “resource potential,” “EUR,” “oil in place,” or other descriptions of volumes of reserves, which terms include quantities of oil and gas that may not meet the SEC definition of proved, probable and possible reserves, and which the SEC guidelines strictly prohibit us from including in filings with the SEC. These estimates are by their nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being recovered by Resolute. In addition, 24 hour peak IP rates and 30 day peak IP rates for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history and not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose.

Sustained low commodity prices could result in additional impairments charges and we may be required to further write down the carrying value of our properties in the future.

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

Our business is capital intensive, and requires substantial expenditures to maintain currently producing wells, to make the acquisitions of additional reserves and/or conduct the exploration, exploitation and development program necessary to replace our reserves, to pay expenses and to satisfy our other obligations. These activities will require cash flow from operations, additional borrowings or proceeds from the issuance of equity or asset sales, or some combination thereof, which may not be available to us.

For example, based on our SEC-case reserve projections, we expect to spend an additional $179.9 million of capital expenditures (including CO2 purchases) over the next sixteen years to complete our PDNP and PUD. We expect to incur approximately $110.8 million of these future capital expenditures during 2016 through 2020 based on the capital plan contemplated by our year-end 2015 SEC reserve report. To the extent our production and reserves decline faster than we anticipate, we will require a greater amount of capital to maintain our production. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants in our Revolving Credit Facility, the Secured Term Loan Facility or the Senior Notes, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary for future activities could materially affect our business, results of operations and financial condition. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our activities and our ability to pay dividends. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional equity may result in significant equity holder dilution.

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

We may be able to incur additional debt in the future. In addition, although the Revolving Credit Facility, the Secured Term Loan Facility and the indenture governing the Senior Notes contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. In particular, we may borrow under our senior credit facilities, including the Revolving Credit Facility. We expect to be able to issue additional notes under the indenture in some circumstances. In addition, if we are able to designate some of our restricted subsidiaries under the indenture as unrestricted subsidiaries, including in connection with the formation of master limited partnerships, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. We may also consider investments in joint ventures or acquisitions that may increase our indebtedness. In addition, under the indenture, we will be able to make restricted payments in certain circumstances. We may also be able to obtain waivers from the lenders under our Revolving Credit Facility and Secured Term Loan Facility and the holders of our Senior Notes that would permit us to increase the amount of indebtedness we are permitted to incur. Adding new debt to current debt levels or making otherwise restricted payments could intensify the related risks that we and our subsidiaries now face.

Although the Senior Notes are referred to as “senior,” rights to receive payments on the Senior Notes are effectively subordinated to the rights of our and our restricted subsidiaries’ existing and future secured creditors.

The lenders under our Revolving Credit Facility and Secured Term Loan Facility will have claims that are prior to the claims of holders of the Senior Notes to the extent of the value of the assets securing the Revolving Credit Facility and the Secured Term Loan Facility. The Revolving Credit Facility and the Secured Term Loan Facility are secured by liens on substantially all of our assets and the assets of our restricted subsidiaries. The Senior Notes are effectively subordinated to any secured indebtedness incurred under the Revolving Credit Facility, the Secured Term Loan Facility and any future secured facilities of the Company. In the event of any distribution or payment of our or any guarantor’s assets in any foreclosure, dissolution, winding-up, liquidation, reorganization or other bankruptcy proceeding, holders of secured indebtedness will have prior claim to those of our or our restricted subsidiaries’ assets that constitute their collateral. Holders of Senior Notes will participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as such notes, and potentially with all of our or any restricted subsidiary’s other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure you that there will be sufficient assets to pay amounts due on the Senior Notes. As a result, holders of Senior Notes may receive less, ratably, than holders of secured indebtedness.

The Senior Notes are subordinated to all indebtedness of those of our existing or future subsidiaries that are not, or do not become, guarantors of the notes.

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

Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all notes have been previously called for redemption. The holders of other debt securities that we may issue in the future, which rank equally in right of payment with the notes, may also have this right. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes, which in turn, would constitute an event of default under our Revolving Credit Facility and our Secured Term Loan Facility. A “change of control” under the indenture governing our Senior Notes includes the acquisition by a third party of more than 50% of our outstanding common stock, which is a transaction that may occur without the approval of the Company’s Board of Directors.

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

The definition of change of control in the Revolving Credit Facility, the Secured Term Loan Facility and the Senior Notes all include a phrase relating to the sale of “all or substantially all” of our assets. There is no precise, established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of Senior Notes to require us to repurchase its notes, and  the occurrence of an event of default under the Revolving Credit Facility and the Secured Term Loan Facility, as a result of a sale of less than all our assets to another person, may be uncertain. Further, a holder or holders of Senior Notes could take the position that a transaction or series of transactions constituted a “sale of substantially all assets” giving rise to the right to have the Senior Notes repurchased.

Provisions in the indenture governing our Senior Notes and in our Revolving Credit Facility and Secured Term Loan Facility may discourage third parties from seeking to consummate a change of control transaction that could otherwise be beneficial for our stockholders.

          Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all notes have been previously called for redemption.  In addition, the occurrence of a change of control (as defined under the respective debt agreements) in itself would constitute an event of default under our Revolving Credit Facility and our Secured Term Loan Facility, which would cause amounts outstanding under the Revolving Credit Facility and Secured Term Loan Facility to become immediately due and payable.  The potential trigger of an event of default under the Revolving Credit Facility and the Secured Term Loan Facility, as well as the potential repurchase obligation under the Senior Notes, may discourage potential third parties from entering into a change of control transaction with us that may otherwise be beneficial for our stockholders.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage or the leases are extended.

As of December 31, 2015, we had approximately 8,100 net acres in the Permian Basin that are not currently held by production. Unless production in paying quantities is established on units containing these leases during their primary terms or we obtain extensions of the leases, these leases will expire. If our leases expire, we will lose our right to develop the related properties.

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

Producing oil and gas reservoirs are depleting assets generally characterized by declining production rates that vary depending upon factors such as reservoir characteristics. A significant part of our business strategy depends on our ability to successfully implement CO2 floods and other development projects we have planned for the Aneth Field Properties in order to counter the natural decline in production from the field. As of December 31, 2015, approximately 24% of our estimated net proved reserves were classified as proved developed non-producing and proved undeveloped, meaning we must undertake additional development activities before we can produce those reserves. These development activities involve numerous risks, including insufficient quantities of CO2, project execution risks and cost overruns, insufficient capital to allocate to these projects, and inability to obtain equipment, manpower and materials that are necessary to successfully implement these projects.

A critical part of our development strategy depends upon our ability to purchase CO2. We are party to a contract to purchase CO2 from Kinder Morgan. All of the CO2 we have under contract comes from McElmo Dome Field. If we are unable to purchase sufficient CO2 under this contract, either because Kinder Morgan is unable or is unwilling to supply the contracted volumes, we would have to purchase CO2 from other owners of CO2 in McElmo Dome Field or elsewhere. In such an event, we may not be able to locate substitute supplies of CO2 at acceptable prices or at all. In addition, certain suppliers of CO2, such as Kinder Morgan, use CO2 in their own tertiary recovery projects. As a result, if we need to purchase additional volumes of CO2, these suppliers may not be willing to sell a portion of their supply of CO2 to us if their own demand for CO2 exceeds their supply. Additionally, even if adequate supplies are available for delivery from McElmo Dome Field, we could experience temporary or permanent shut-ins of our pipeline that delivers CO2 from that field to the Aneth Field Properties. If we are unable to obtain the CO2 we require and are unable to undertake our development projects or if our development projects are significantly delayed, our recoverable reserves may be less than we currently anticipate, we will not realize our expected incremental production, and our expected decline in the rate of production from the Aneth Field Properties will be accelerated. If our requirements for CO2 were to decrease, we could be required to incur costs for CO2 that we have not purchased or to purchase more CO2 than we could use effectively. For more information about our CO2 development program and minimum financial obligations under the Kinder Morgan contract, please read “Business and Properties — Description of Properties – Aneth Field Properties.”

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

Substantially all of our Aneth Field Properties, which represent approximately 58% of our 2015 oil and gas revenues and 77% of our net proved reserves at December 31, 2015, are located on the Navajo Reservation in southeastern Utah. Operation of oil and gas interests on Indian lands presents unique considerations and complexities. These arise from the fact that Indian tribes are dependent sovereign nations located within states, but are subject only to tribal laws and treaties with, and the laws and Constitution of, the United States. This creates a potential overlay of three jurisdictional regimes — Indian, federal and state. These considerations and complexities could affect various aspects of our operations, including real property considerations, employment practices, environmental matters and taxes.

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

Furthermore, because tribal property is considered to be held in trust by the federal government, before we can take actions such as drilling, pipeline installation or similar actions, we are required to obtain approvals from various federal agencies that are in addition to customary regulatory approvals required of oil and gas producers operating on non-Indian property. We are also required to obtain approvals from the Resources Committee, a standing committee of the Navajo Nation Tribal Council, before we can take similar actions with respect to the Aneth Field Properties. These approvals could result in delays in our implementation of, or otherwise prevent us from implementing our development program. These approvals, even if ultimately obtained, could result in delays in our ability to implement our development program.

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

In addition to the options exercised by NNOGC in April 2012 to purchase 10% of our interests in Aneth Field for $100 million, NNOGC also has an option to purchase up to an additional 10% of our interest in the Aneth Field Properties (as it stood prior to the 2012 option exercise and excluding interests acquired from Denbury and other minority interests). This option is exercisable for cash as of July 2017 at the then fair market value of the interests. If NNOGC exercises its purchase option in full, it could acquire from us undivided working interests representing a 6.05% working interest in the Aneth Unit, a 7.5% working interest in the McElmo Creek Unit and a 5.9% working current interest in the Ratherford Unit.

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

Any or all of the following may occur if domestic and global economic conditions worsen:

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

Our management team has specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertain factors, we do not know with absolute certainty if the numerous drilling locations we have identified will ever be drilled or if we will be able to produce gas or oil from these or any other drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the drilling locations are obtained, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified.

The development of our estimated PUD reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUD reserves may not be ultimately developed or produced.

As of December 31, 2015, 16% of our total estimated proved reserves were classified as proved undeveloped. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUD reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. If we choose not to develop our PUD reserves or suffer delays in their development as a result of such factors we could have to reclassify our PUD reserves as unproved reserves. Under the SEC’s reserve reporting rules, we may be required to write down our PUD reserves if we do not drill those wells within five years after their respective dates of initial booking. The current depressed commodity price environment has resulted in a significant reduction in our PUD reserves and heightens the risk that existing and future PUD reserves may not be economic.

Shortages of qualified personnel or field supplies, equipment and services could affect our ability to execute our plans on a timely basis, reduce our cash flow and adversely affect our results of operations.

The demand for qualified and experienced geologists, geophysicists, engineers, field operations specialists, landmen, financial experts and other personnel in the oil and gas industry can fluctuate significantly, often in correlation with oil and gas prices, causing periodic shortages. From time to time, there have also been shortages of drilling rigs and other field supplies, equipment and services, as demand for rigs and equipment increased along with the number of wells being drilled. These factors can also result in significant increases in costs for equipment, services, supplies and personnel. Higher oil and gas prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Although oil and gas prices have recently declined significantly, substantially eliminating such shortages at the present time, we could experience such difficulties in the future. In that event, our profit margin, cash flow and operating results could be adversely affected and our ability to conduct our operations in accordance with our plans and budgets could be restricted.

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

Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact statements and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to regulation by oil and gas producing states and the Navajo Nation regarding conservation practices, protection of correlative rights and other concerns. These regulations affect our operations and could limit the quantity of oil and gas we may produce and sell. A risk inherent in our CO2 flood project is the need to obtain permits from federal, state, local and Navajo Nation tribal authorities. Delays or failures in obtaining regulatory approvals or permits or the receipt of an approval or permit with unreasonable conditions or costs could have a material adverse effect on our ability to exploit our properties. Additionally, the oil and gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. Proposed expansion of GHG mandatory reporting rules (MRR) and proposed GHG cap-and-trade legislation are two examples of proposed changes in the regulatory climate that would affect us. Also, the EPA has announced a comprehensive strategy for further reducing methane emissions from oil and gas operations, with a proposed rule released in 2015 and a final rule expected in 2016. We may be placed at a competitive disadvantage to larger companies in the industry with respect to such expanded regulatory requirements, which can spread these additional costs over a greater number of wells and larger operating staff. Please read “Business and Properties — Environmental, Health and Safety Matters and Regulation” and “Business and Properties — Other Regulation of the Oil and Gas Industry” for a description of the laws and regulations that affect us.

Certain federal income tax deductions and credits currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

In addition, President Obama’s budget and other legislative proposals would terminate various tax incentives currently available to companies engaged in oil and gas development and production. These changes include (i) the elimination of the current deduction for intangible drilling and development costs and for qualified tertiary injectant expenses, (ii) the repeal of the percentage depletion allowance for oil and gas wells, (iii) the elimination of the domestic manufacturing deduction, and (iv) the extension of the amortization period for certain geological and geophysical expenditures. In addition, the President has recently proposed a $10.25 per barrel tax on companies producing oil.  The passage of this legislation or any similar changes in U.S. federal income tax laws could increase the cost of exploration and development of oil and gas resources. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

Proposed federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is a common process in our industry of creating artificial cracks, or fractures, in deep underground rock formations through the pressurized injection of water, sand and other additives to enable fluids (including oil and gas) to move more easily through the rock to a production well. This process often is necessary to produce commercial quantities of oil and gas from many reservoirs, especially shale rock formations. We routinely utilize hydraulic fracturing techniques in many of our reservoirs. Current regulation of hydraulic fracturing primarily is conducted at the state level through permitting and other compliance requirements, but proposed regulations at the federal level are being considered by EPA, BLM and OSHA. The EPA is conducting a wide-ranging study on the effects of hydraulic fracturing on drinking water resources. In December 2015, the EPA issued a draft final report for public comment and peer review. Other governmental reviews have also been recently conducted or are under way that focus on environmental aspects of hydraulic fracturing. For example, a federal BLM rulemaking for hydraulic fracturing practices on federal and Indian lands resulted in a 2015 final rule that requires public disclosure of chemicals used in hydraulic fracturing, confirmation that the wells used in fracturing operations meet proper construction standards and development of plans for managing related flowback water. These activities could result in additional regulatory scrutiny that could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. The U.S. Congress has considered legislation, and in the future may consider additional legislation, that would amend the SDWA to eliminate an existing exemption from federal regulation of hydraulic fracturing activities and require the disclosure of chemical additives used by the oil and gas industry in the hydraulic fracturing process. If adopted, the proposed amendment to the SDWA or these federal agencies’ possible expansion of their regulatory programs affecting hydraulic fracturing could result in additional regulations and permitting requirements at the federal level. In addition, various states and localities are also studying or considering various additional regulatory measures related to hydraulic fracturing and public referendums for moratoriums or additional restrictions on fracing have recently been presented in many state and local jurisdictions. Additional regulations and permitting requirements could lead to significant operational delays and increased operating costs, and make it more difficult to perform hydraulic fracturing. We cannot assure you that any such outcome would not be material, and any such outcome could have a material and adverse impact on our cash flows and results of operations.  Please read “Business and Properties —Other Regulation of the Oil and Gas Industry—Hydraulic Fracturing Disclosure and Possible Regulation or Prohibition” for a description of the potential further laws and regulations that may affect us.

If we are unable to acquire adequate supplies of water for our operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules, our ability to produce oil and gas commercially and in commercial quantities could be impaired.

We use a substantial amount of water in our drilling and waterflood operations. Our inability to locate sufficient amounts of water, or treat and dispose of water after drilling, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. Furthermore, future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance.

Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to dispose of saltwater produced in connection with our oil and gas production, which could limit our ability to produce oil and gas economically and have a material adverse effect on our business.

We dispose of large volumes of saltwater produced in connection with our drilling and production operations, pursuant to permits issued to us or third party operators of disposal wells by governmental authorities overseeing produced water disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.

There exists a growing concern that the injection of produced water into belowground disposal wells triggers seismic activity in certain areas, including Texas, where we operate. In response to these concerns, regulators in some states are pursuing initiatives designed to impose additional requirements in the permitting of saltwater disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, in 2014 the Texas Railroad Commission, or TRC, published a new rule governing permitting or re-permitting of disposal wells in Texas that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If a permittee or a prospective permittee fails to demonstrate that the saltwater or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well.

The adoption and implementation of any new laws, regulations, or directives that restrict our ability to dispose of produced water, by changing the depths of disposal wells, reducing the volume of oil and gas wastewater disposed in such wells, restricting disposal well locations or otherwise, or by requiring us or third parties who dispose of our saltwater to shut down disposal wells, could increase disposal costs or require us to shut in a substantial number of our oil and gas wells or otherwise have a material adverse effect on our ability to produce oil and gas economically and, accordingly, could materially and adversely affect our business, financial condition and results of operations.

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

Approximately 58% of our 2015 oil and gas revenues and 77% of our total proved reserves at December 31, 2015, are located in our Aneth Field Properties in the southeast Utah portion of the Paradox Basin in the Four Corners area of the southwestern United States. Essentially all of the remainder of our sales of oil and gas and total proved reserves are attributable to our Permian Properties. As a result of our lack of diversification in asset type and location, any delays or interruptions of production caused by such factors as governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation, price fluctuations, natural disasters or shutdowns of the pipelines connecting our production to refineries would have a significantly greater impact on our results of operations than if we possessed more diverse assets and locations.

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

We do not operate all of the properties in which we have an interest. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator’s breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants and the use of technology.

If the expenses associated with the operator’s activity exceed our expectations we may be required to make significantly higher capital contributions to satisfy our proportionate share of the costs. If such capital contributions are required, we may not be able to satisfy our obligations or we may have to reallocate our anticipated capital expenditure budget. In the event that we do not participate in future capital contributions with respect to a joint operating agreement or any other agreements relating to properties we do not operate, our ownership interest could be diluted or forfeited.

We participate in oil and gas leases with third parties who may not be able to fulfill their commitments to our projects.

We frequently own less than 100% of the working interest in the oil and gas leases on which we conduct operations, and other parties own the remaining portion of the working interest. We could be responsible for joint activity obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of other working interest owners. In addition, declines in commodity prices may increase the likelihood that some of these working interest owners will not be able to fulfill their joint activity obligations. A partner may be unable or unwilling to pay its share of project costs, and, in some cases, a partner may declare bankruptcy. In the event any of our project partners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from our partners, which could materially adversely affect our financial position.

The inability of one or more of our customers or other counterparties to meet their obligations may adversely affect our financial results.

Substantially all of our accounts receivable result from our crude oil, gas and NGL sales or joint interest billings to a small number of third parties in the energy industry. This concentration of customers and joint interest owners may affect our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our derivatives expose us to credit risk in the event of nonperformance by counterparties. Nonperformance by our customers or derivative counterparties may adversely affect our financial condition. We face similar risks with respect to our other counterparties, including the lenders under our Revolving Credit Facility and the providers of our surety bonds and insurance coverage.

We may not be able to keep pace with technological developments in our industry.

The oil and gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. One or more of the technologies we currently use or implement in the future may become obsolete. We cannot be certain we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are unable to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

Our derivative activities could result in financial losses or reduced income from failure to pay by our counterparties, could reduce our net income, and could result in volatility in our net income.

To achieve more predictable cash flow and to reduce our exposure to adverse changes in the price of oil and gas, we have entered into, and plan to enter into in the future, derivative arrangements covering a significant portion of our oil and gas production. These derivative arrangements could result in both realized and mark-to-market derivative losses. Our derivative instruments are subject to mark-to-market accounting treatment, and the change in fair market value of the instrument is reported in our consolidated statements of income each quarter, which have resulted in, and will in the future likely result in, significant mark-to-market net gains or losses. To the extent that oil and gas prices remain at current levels or decline further, we will not be able to hedge future production at the same pricing level as our current hedges and this could negatively affect our results of operations and financial condition. In particular, our commodity price hedges for 2016, which have a weighted average swap price of more than $80 per barrel and provide a significant portion of our cash flow in 2016, will expire at the end of 2016 thus exposing us to substantial reduction of cash flow in 2017.  Please read – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Our Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

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

As our derivatives expire, more of our future production will be sold at market prices unless we enter into additional derivative transactions. Our Revolving Credit Facility and our Secured Term Loan Facility require us to enter into derivative agreements covering at least 70% of our anticipated production from proved developed producing properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period, using economic parameters specified in our Revolving Credit Facility. The prices at which we hedge our production in the future will be dependent upon commodity prices at the time we enter into these transactions. Current prices are substantially lower than the prices at which we have been able to hedge in recent years and may decline further. Accordingly, our commodity price hedging strategy will not protect us from significant and sustained declines in oil and gas prices received for our future production. Conversely, our commodity price hedging strategy may limit our ability to realize cash flow from commodity price increases. It is also possible that a larger percentage of our future production will not be hedged as our derivative policies may change, which would result in our oil and gas revenue becoming more sensitive to commodity price changes.

Legislation and regulation affecting derivative instruments could adversely affect our ability to hedge oil and gas prices which may increase our costs and adversely affect our profitability.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank imposes restrictions on the use and trading of certain derivatives, including our oil and gas derivative instruments, and could have a number of effects on us, including the following:

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

We have an interest in the Aneth Gas Processing Plant, which is currently being decommissioned. Under our purchase agreement with Chevron, Chevron is responsible for indemnifying us against the decommissioning and clean-up or remediation costs allocable to the 39% interest we purchased from it. Under our purchase agreement with ExxonMobil, however, we are responsible for the decommissioning and clean-up or remediation cost allocable to the interests we purchased from ExxonMobil and Denbury, which is 31% of the total cost of the project. If Chevron fails to pay its share of the decommissioning costs in accordance with the purchase agreement, we could be held responsible for 64% of the total costs to decommission and remediate the Aneth Gas Processing Plant. Chevron is managing the decommissioning process and, based on our current estimate, the total cost of the decommissioning is $26.3 million. $25.7 million has already been incurred and paid for as of December 31, 2015. This estimate does not include any costs for any possible subsurface clean-up or remediation of the site, as well as minor additional demolition and removal activities associated with buried piping and concrete foundations, which may be significant.

The Aneth Gas Processing Plant site was previously evaluated by the EPA for possible listing on the National Priorities List (“NPL”) of sites contaminated with hazardous substances with the highest priority for clean-up under CERCLA. Based on its investigation, the EPA concluded no further investigation was warranted and that the site was not required to be listed on the NPL. The Navajo Nation Environmental Protection Agency now has primary jurisdiction over the Aneth Gas Processing Plant site, however, and we cannot predict whether it will require further investigation and possible clean-up, and the ultimate cleanup liability may be affected by the recent enactment by the Navajo Nation of the Navajo CERCLA. In some matters, the Navajo CERCLA imposes broader obligations and liabilities than the federal CERCLA. We have been advised by Chevron that a significant portion of the subsurface clean-up or remediation costs, if any, would be covered by an indemnity from the prior owner of the plant, and Chevron has provided us with a copy of the pertinent purchase agreement that appears to support Chevron’s position. We cannot predict whether any subsurface remediation will be required or what the costs of the subsurface clean-up or remediation could be. Additionally, we cannot be certain whether any of such costs will be reimbursable to us pursuant to the indemnity of the prior owner. To the extent any such costs are incurred and not reimbursed pursuant to the indemnity from the prior owner, we would be liable for 25% of such costs as a result of our acquisition of the ExxonMobil Properties. Please read “Business and Properties — Aneth Gas Processing Plant” for additional information about this liability.

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

Certain studies have suggested that human-caused emissions of GHG, including CO2 and methane, may be contributing to the warming of the Earth’s atmosphere and significant physical effects, such as increased frequency and severity of storms, floods and other climatic events, any of which could have an adverse effect in our operations. In response to such studies, the U.S. Congress has considered, and in the future may consider, legislation to reduce emissions of GHG. In addition, several states have already taken legal measures to reduce emissions of GHG. As a result of the U.S. Supreme Court’s decision on April 2, 2007, in Massachusetts v. EPA and subsequent decisions, the EPA also may regulate GHG emissions from mobile and stationary sources even if Congress does not adopt new legislation specifically authorizing such regulation. In June 2014, the United States Supreme Court invalidated part of the EPA’s stationary source GHG program in Utility Air Regulatory Group v. EPA, but the Supreme Court also ruled that major sources subject to the PSD or Title V programs because of non-GHG pollutant emissions could be subjected to certain “best available control technology” requirements imposed to curb their GHG emissions.

In August 2015, the EPA proposed new regulations that set methane emission standards for new and modified oil and gas production and gas processing and transmission facilities. The EPA is expected to finalize this proposal in 2016. In addition, the federal Bureau of Land Management (BLM) has recently proposed standards for reducing venting and flaring on public lands. The EPA and BLM actions are part of a series of steps by the Obama Administration that are intended to result by 2025 in a 40-45% decrease in methane emissions from the oil and gas industry as compared to 2012 levels.

In January 2015, President Obama announced a comprehensive strategy to further reduce methane emissions from the oil and gas sector. As part of this strategy, in September 2015 the EPA published proposed amendments to the 2012 New Source Performance Standards (“NSPS”) Quad OOOO rules focused on achieving additional methane and volatile organic compound reductions from the oil and natural gas industry. The proposed rule would include, among others, new requirements for leak detection and repair, control requirements at oil well completions, replacement of certain pneumatic pumps and controllers, and additional control requirements for gathering, boosting, and compressor stations. If finalized, these additional methane reduction requirements could increase future costs of our operations and require us to make modifications to our operations and install new equipment. These CAA rules and associated amendments are substantial and will increase future costs of our operations and will require us to make modifications to our operations and install new equipment.  On the same day the EPA proposed amendments to NSPS Quad OOOO, the EPA also published a proposed rule regarding source determination and permitting requirements for the onshore oil and gas industry under the CAA. The proposed rule sought public comment on two approaches for defining the term “adjacent,” which is one of three factors used to determine whether stationary sources (including oil and gas equipment and activities) are considered part of a source that is subject to major source permitting requirements under the CAA. Depending on EPA’s final approach, the oil and gas industry and our operations could be subject to increased permitting costs and more stringent control requirements.

In addition, substantial limitations on GHG emissions in other sectors, such as the power sector under the EPA’s August 2015 Clean Power Plan, could adversely affect demand for the oil and gas we produce. Further GHG regulation may result from the December 2015 agreement reached at the United Nations climate change conference in Paris. Pursuant to the agreement, the United States made an initial pledge to a 26-28% reduction in its GHG emission by 2025 against a 2005 baseline and committed to periodically update its pledge in five yearly intervals starting in 2020. Passage of state or federal climate control legislation or other regulatory initiatives or the adoption of regulations by the EPA and state agencies that restrict emissions of GHG in areas in which we conduct business could have an adverse effect on our operations and demand for oil and gas.

In the courts, several decisions have been issued that may increase the risk of claims being filed by governments and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur additional operating costs, such as costs to purchase and operate emissions control systems or other compliance costs, and reduce demand for our products.

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

On December 17, 2014, the EPA proposed to revise and lower the existing 75 ppb National Ambient Air Quality Standards (“NAAQS”) for ozone under the federal Clean Air Act to a range within 65-70 ppb. On October 1, 2015, EPA finalized a rule lowering the standard to 70 ppb. This lowered ozone NAAQS could result in an expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and gas operations in ozone nonattainment areas would likely be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements for new sources, and increased permitting delays and costs. These rules and standard revisions could require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

We depend on a limited number of key personnel who would be difficult to replace.

We depend substantially on the performance of our executive officers and other key employees. We have entered into employment agreements with certain of these employees, but we do not maintain key personnel life insurance policies on any of these employees. The loss of any member of the senior management team or other key employees could negatively affect our ability to execute our business strategy.  In addition, the value of equity compensation awards previously granted to such employees has fallen materially thus reducing the retention value of such awards and making it more likely that such employees can be recruited away by our competitors.

Work stoppages, protests or other labor issues at our facilities could adversely affect our business, financial position, results of operations, or cash flows.

As of December 31, 2015, 46 of our field level employees were represented by the USW, and covered by a collective bargaining agreement. Although we believe that our relations with our employees are generally satisfactory, if we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. In addition, work stoppages have occurred in the past as a result of protests by local tribal members. Work stoppages at the facilities of our customers or suppliers may also negatively affect our business. If any of our customers experience a material work stoppage, the customer may halt or limit the purchase of our products. Moreover, if any of our suppliers experience a work stoppage, our operations could be adversely affected if an alternative source of supply is not readily available. Any of these events could be disruptive to our operations and could adversely affect our business, financial position, results of operations, or cash flows.

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

The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitats. Oil and gas activities in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling and other operating activities designed to protect various species and their habitat. The U.S. Fish and Wildlife Service in May 2014 proposed a rule to alter how it identifies critical habitat for endangered and threatened species. It is unclear when this rule will be finalized. Seasonal restrictions could limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which could lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures and could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.

Our plans for future strategic acquisitions may require substantial capital, which we may be unable to obtain on favorable terms or at all and which is likely to require us to incur additional financing indebtedness.

Our industry is capital intensive, and one component of our strategy has been to grow our reserves and production by acquiring domestic onshore properties. We actively evaluate the acquisition of properties that are prospective for production of oil and NGL, particularly in the Permian Basin. Future acquisitions that we may pursue may require us to incur additional financing indebtedness and leverage our existing assets. To date, we have financed such acquisitions primarily with proceeds from bank borrowings under our Revolving Credit Facility, cash generated by operations and the issuance of the Senior Notes. We could finance future acquisitions utilizing similar financing sources, which may include amending our Revolving Credit Facility and expanding the borrowing base and the sale of equity or debt securities. There can be no assurance as to the availability of any additional financing or that the terms will be acceptable to us. Our inability to obtain additional financing or sufficient financing on favorable terms may adversely affect our growth, competitiveness and profitability. Further, the incurrence of additional indebtedness could have material adverse effects on our financial condition and liquidity and limit our future flexibility and growth opportunities.

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

Delaware law and our amended and restated certificate of incorporation and bylaws could impede or discourage a takeover that our stockholders may consider favorable.

Our amended and restated certificate of incorporation and bylaws have provisions that could deter, delay or prevent a third party from acquiring us. These provisions include:

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

The stock prices of companies on the U.S. securities markets have been volatile, increasing or decreasing not in response to the company financial or operating results, but the general economic trends or events. In addition, stock prices of companies in the oil and gas industry are significantly affected by commodity prices for oil and gas. In particular, our stock price was very volatile during 2015, trading between $1.73 and $0.35 per share. All of these factors are beyond our control, and could have drastic impacts occurring within short periods of time. These factors could cause a decrease in the stock price following purchase, and a purchaser of our stock may not be able to sell their common stock for a price exceeding the purchase price.

We are currently not in compliance with the New York Stock Exchange’s requirements for continued listing, and therefore may be delisted, which may decrease our stock price and would have a material adverse effect on our liquidity and our business.

On July 23, 2015, we received a letter from the New York Stock Exchange (“NYSE”) notifying us that we no longer met the NYSE’s requirements for continued listing under New York Stock Exchange Listed Company Manual Rule 802.01C (the “Stock Price Rule”), because the average closing price of our common stock did not equal or exceed $1.00 per share over a period of 30 consecutive trading days prior to the date of the notification letter. In consultation with the NYSE, we have confirmed that NYSE policies permit us a period up until our 2016 annual meeting to bring the trading price of our common stock back up to the $1.00 continued listing standard. In the event that the trading price of our common stock does not increase to a price above $1.00 per share, we intend to pursue approval by our stockholders of a reverse stock split, and consummate the reverse stock split promptly following the 2016 annual meeting. However, there can be no guarantee that such approval will be obtained or that the reverse stock split will be successful. If we are not able to regain compliance in the applicable time period, the NYSE will provide written notification to us that our common stock would be subject to delisting from the NYSE.

We also received notification on November 30, 2015, from the NYSE that the Company’s market capitalization was below the NYSE’s continued listing standard.  The Company is considered below criteria established by the NYSE because the Company’s average market capitalization fell below $50 million over a trailing consecutive 30 trading-day period and its last reported stockholders’ equity was less than $50 million.  In accordance with NYSE procedures, the Company had 45 days from the receipt of the notice to submit a business plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within eighteen months.  Resolute developed and submitted such a business plan within the required time frame and the NYSE accepted the plan.  The Company will be subject to quarterly monitoring for compliance with the business plan and the Company’s common stock will continue to trade on the NYSE during the eighteen month period, subject to the Company’s compliance with other NYSE continued listing requirements.  The NYSE may choose to shorten the usual compliance period if prior to the end of the eighteen months the Company’s market capitalization is over $50 million for two consecutive quarters.

While we intend to monitor the average closing price of our common stock and market capitalization and consider available options if our common stock does not trade at a level likely to result in us regaining compliance, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on the NYSE. If our common stock is delisted from the NYSE, such delisting could negatively affect the market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, and limit our ability to issue additional securities or obtain additional financing in the future, affect our ability to provide equity incentives to our employees, and might negatively impact our reputation and, as a consequence, our business.

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

If we were to experience an “ownership change,” we could be limited in our ability to use net operating losses arising prior to the ownership change to offset future taxable income.

If we were to experience an "ownership change," as determined under section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses (NOLs) arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate.

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

Price Range of Common Stock and Number of Holders

Our common stock is listed on the New York Stock Exchange under the symbol “REN”. The following table sets forth the high and the low sale prices per share of our common stock for the twelve months ended December 31, 2015 and 2014. The closing price of the common stock on February 29, 2016, was $0.51.

	2015		2014
Period	High	Low	High	Low
1st Quarter	$1.21	$0.56	$9.65	$6.45
2nd Quarter	$1.73	$0.57	$8.98	$6.85
3rd Quarter	$0.87	$0.35	$8.77	$6.21
4th Quarter	$0.92	$0.40	$6.25	$1.00

As of February 29, 2016, there were approximately 250 record holders of our common stock.

Resolute’s common stock trading price is currently below the $1.00 per share minimum price requirement of the New York Stock Exchange (the “NYSE”).  The Company had been in non-compliance with the $1.00 per share requirement in early 2015 and subsequently received approval by its stockholders to effect a reverse stock split of our common stock at any time prior to December 31, 2015.  That prior period of non-compliance was cured in June 2015 through higher trading prices for the common stock.  The Company was again notified of non-compliance with the $1.00 per share requirement in July 2015.  In consultation with the NYSE, the Company confirmed that NYSE policies permit the Company a period up until the 2016 annual stockholder meeting to bring the trading price of the Company’s common stock back up to the $1.00 continued listing standard.  As such, the Company determined not to undertake the reverse stock split prior to year-end 2015.  In the event that the trading price of the Company’s common stock does not increase as a result of market improvement before the 2016 annual stockholder meeting, then, in order to maintain its listing the Company will pursue approval by its stockholders of a reverse stock split, and consummate the reverse stock split promptly following the 2016 annual meeting.

Resolute also received notification on November 30, 2015, from the NYSE that the Company’s market capitalization was below the NYSE’s continued listing standard.  The Company is considered below criteria established by the NYSE because the Company’s average market capitalization fell below $50 million over a trailing consecutive 30 trading-day period and its last reported stockholders’ equity was less than $50 million.  In accordance with NYSE procedures, the Company had 45 days from the receipt of the notice to submit a business plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within eighteen months.  Resolute developed and submitted such a business plan within the required time frame and the NYSE accepted the plan.  The Company will be subject to quarterly monitoring for compliance with the business plan and the Company’s common stock will continue to trade on the NYSE during the eighteen month period, subject to the Company’s compliance with other NYSE continued listing requirements.  The NYSE may choose to shorten the usual compliance period if prior to the end of the eighteen months the Company’s market capitalization is over $50 million for two consecutive quarters.

Issuer Purchases of Equity Securities

In connection with the vesting of company restricted common stock under the 2009 Long Term Performance Incentive Plan (“Incentive Plan”), we retain shares of common stock at the election of the recipients of such awards in satisfaction of withholding tax obligations. These shares are retired by the Company.

2015	Total Number of Shares Purchased (1)	Average Price Paid Per Share
March 1 – 31	166,674	$0.91
April 1 – 30	4,528	$0.57
May 1 – 31	399	$1.27
June 1 – 30	1,105	$1.19
July 1 – 31	2,428	$0.65
September 1 – 30	703	$0.50
October 1 – 31	3,409	$0.40
November 1 – 30	1,898	$0.51
December 1 – 31	18,033	$0.87

1)	All shares purchased in 2015 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common shares under the terms of the Incentive Plan.
2)

As of December 31, 2015, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (2,193,572 common shares), shares yet to be granted under the Incentive Plan (3,372,883 shares) and potential Outperformance Shares (827,985 shares).

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

Comparison of Cumulative Return

The following graph compares the cumulative return on a $100 investment in Resolute common stock on the New York Stock Exchange over the five-year period ended December 31, 2015, to that of the cumulative return on a $100 investment in the Russell 2000 Index and the S&P 500 Energy Index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG RESOLUTE ENERGY CORPORATION, THE RUSSELL 2000 INDEX

AND THE S&P 500 ENERGY INDEX

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical financial data for each of the four years ended December 31, 2015. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines and other factors. This information should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operation Data:
Revenue	$154,644	$329,371	$349,779	$258,268	$226,908
Operating expenses	931,348	442,045	483,647	218,084	169,473
Income (loss) from operations	(776,704)	(112,674)	(133,868)	40,184	57,435
Other income (expense)	12,071	86,684	(44,617)	(10,327)	(9,080)
Income (loss) before income taxes	(764,633)	(25,990)	(178,485)	29,857	48,355
Income tax benefit (expense)	22,354	4,140	64,679	(11,881)	(17,870)
Net income (loss)	(742,279)	(21,850)	(113,806)	17,976	30,485
Earnings (loss) per share:
Common stock, basic	$(9.91)	$(0.30)	$(1.67)	$0.30	$0.53
Common stock, diluted	$(9.91)	$(0.30)	$(1.67)	$0.30	$0.47
Weighted average shares outstanding:
Common stock, basic	74,932	73,798	68,260	59,424	57,612
Common stock, diluted	74,932	73,798	68,260	59,452	65,029
Selected Cash Flow Data:
Net cash provided by operating activities	$69,479	$143,468	$133,328	$76,771	$101,087
Net cash provided by (used in) investing activities	199,583	(175,893)	(405,518)	(447,447)	(217,006)
Net cash provided by (used in) financing activities	(264,117)	36,758	271,275	370,475	115,210

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Total assets	$390,983	$1,439,707	$1,468,809	$1,364,130	$947,560
Long term debt	514,995	759,942	736,671	563,865	170,000
Total liabilities	594,264	913,089	935,257	831,946	431,735
Stockholders’ equity (deficit)	(203,281)	526,618	533,552	532,184	515,825

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report.

Resolute Energy Corporation, a Delaware corporation incorporated on July 28, 2009, is a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our asset base is comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”) and the Permian Basin in Texas and southeast New Mexico (the “Permian Properties” or “Permian Basin Properties”). Our primary operational focus for 2016 is on executing a limited drilling program in our Reeves County, Texas, properties while maintaining reduced operating costs in the current depressed commodity price environment. Over the longer term, we plan to expand our reserve base and production through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian Properties, through carefully targeted exploration activities in our properties and through opportunistic acquisitions.

As of December 31, 2015, we estimated net proved reserves were approximately 33.1 MMBoe, of which approximately 76% were proved developed producing reserves and approximately 87% were oil. The standardized measure of our estimated net proved reserves as of December 31, 2015, was $199 million. Our future earnings and cash flow from existing operations are dependent on a variety of factors including commodity prices, exploitation and recovery activities and our ability to manage our overall cost structure at a level that allows for profitable operation.

In 2015 we adopted and implemented an operating and financial plan intended to hold production essentially flat while we conserved capital and focused on reducing operating and overhead costs across the business.  We accomplished our production goals for the year and we significantly reduced our lease operating and general and administrative expenses from historical levels. Additionally, in order to reduce leverage and enhance liquidity, we identified specific assets which management felt it would be prudent to divest.  This program included the divestiture of assets in Howard, Martin, Midland and Ector counties, Texas, as well as Campbell County, Wyoming, for total proceeds of nearly $275 million. All of these proceeds were used to reduce outstanding indebtedness.  We currently have a borrowing base of $145 million under our credit facility (the “Revolving Credit Facility”). Revolving Credit Facility debt was $0 at December 31, 2015, and February 29, 2016.  The Company’s success in both our operational and strategic initiatives in 2015 gave us the flexibility to increase our original capital budget during the fourth quarter of the year.  In November 2015 our board of directors approved a four well horizontal development drilling program in the Reeves County portion of the Delaware Basin which commenced in November 2015 with the spudding of the first well of this program, a 7,500-foot Wolfcamp A lateral followed by three additional Wolfcamp wells.

For 2016, our Board of Directors approved a capital budget primarily focused on continuing horizontal development of our Delaware Basin Wolfcamp resource base in Reeves County, Texas, (our “Reeves County Assets”) where we plan to drill and complete a total of nine wells (inclusive of the four wells above). Capital spending in Aneth Field will be limited to acquisition of CO2 and basic field maintenance.  This budget reflects our view that 2016 is a window of opportunity for Resolute to make investments in assets that are accretive to net asset value at current prices and to grow proved reserves and production that will benefit the Company as we move through 2016 and into 2017. Our ability to make these investments results from the significant progress made by the Company in 2015 in lowering operating costs and improving our liquidity position, our 2016 derivative position, and the success of our Reeves County drilling efforts to date.

In 2016 we will consider and pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, our secured term loan facility (the “Secured Term Loan Facility”) and 8.5% senior notes (the “Senior Notes”).  We will also continue to explore other ways to enhance our liquidity, de-lever our balance sheet and increase drilling activity, including a potential monetization of certain of our Reeves County midstream assets, potential asset sales, potential joint ventures in the Permian Basin, and potential restructuring of our existing debt facilities. Such strategic initiatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us.

We expect to outspend our cash flows from operations during 2016. However, a further deterioration of commodity prices could negatively impact our results of operations, financial condition and future development plans. We may decrease our 2016 capital forecast during the year as a result of, among other things, a further decline in commodity prices, drilling results, cost increases, or unfavorable changes in our borrowing capacity. If commodity pricing falls short of our expectations, we would likely look to reduce our capital investment in the second half of 2016 to maintain liquidity.

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

The price of oil has been trending lower since June 2014 and has been extremely volatile. We expect that volatility to continue. Given the inherent volatility of oil prices, we plan our activities and budget based on product price assumptions that we believe to be reasonable. We use derivative contracts to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and currently have such contracts in place through 2017. These instruments limit our exposure to declines in prices, but also limit our ability to receive the benefit of price increases. Changes in the price of oil or gas will result in the recognition of a non-cash gain or loss recorded in other income or expense due to changes in the future fair value of the derivative contracts. Recognized gains or losses arise only from payments made or received on monthly settlements of derivative contracts or if a derivative contract is terminated prior to its expiration. We typically enter into derivative contracts that cover a significant portion of our estimated future oil and gas production.

Reserve Trends. We acquired the majority of our Aneth Field Properties through two significant purchases from Chevron and ExxonMobil in November 2004 and April 2006, respectively. We acquired our Permian Properties in 2011 and 2012 and Denbury’s interest in the Aneth Field Properties in 2012. Over that period of time, we have added reserves by initiating a complex CO2 tertiary enhanced recovery project in Aneth Field and by drilling vertical, horizontal and slant-hole wells in our various operating areas. In a better product pricing environment, we will seek to add reserves through similar means.  We believe that our knowledge of various domestic onshore operating areas, strong management and staff and solid industry relationships will allow us to locate, capitalize on and integrate strategic acquisition opportunities.

At December 31, 2015, we have estimated net proved reserves of approximately 7,798 MBoe that were classified as proved developed non-producing and proved undeveloped, as compared to 40,500 MBoe at December 31, 2014. An estimated 2,330 MBoe, or 30%, of those reserves at year-end 2015 are attributable to recoveries associated with tertiary recovery CO2 floods that are in operation on the Aneth Field Properties. The 2015 drilling program for the Permian Basin Properties resulted in an addition of proved developed producing reserves of 576 MBoe from successful drilling of proved locations and 970 MBoe from successful drilling of non-proved locations. Furthermore, these successful wells created additional proved undeveloped offset locations carrying 3,632 MBoe of reserves.

Operating Expenses. Operating expenses consist of costs associated with the operation of oil and gas properties and production and ad valorem taxes. Direct labor, repair and maintenance, workovers, utilities, rental equipment, fluids and chemicals and contract services comprise the most significant portion of lease operating expenses. We monitor our operating expenses in relation to production amounts and the number of wells operated. Some of these expenses are relatively independent of the volume of hydrocarbons produced, but may fluctuate depending on the activities performed during a specific period. Other expenses, such as taxes and utility costs, are more directly related to production volumes or reserves. Severance taxes, for example, are charged based on production revenue and therefore are based on the product of the volumes that are sold and the related price received. Ad valorem taxes are generally based on the value of reserves. Because we operate on the Navajo Reservation, we also pay a possessory interest tax, which is effectively an ad valorem tax assessed by the Navajo Nation. Our largest utility expense is for electricity that is used primarily to power the pumps in producing wells and the compressors behind the injection wells. The more fluid that is moved, the greater the amount of electricity that is consumed. Volatility in commodity prices can also lead to changes in demand for drilling rigs, workover rigs, operating personnel and field supplies and services, which in turn can affect the costs of those goods and services.

General and Administrative Expenses. We monitor our general and administrative expenses carefully, attempting to balance costs against the benefits of, among other things, hiring and retaining highly qualified staff who can add value to our asset base. General and administrative expenses include, among other things, salaries and benefits, share-based compensation, general corporate overhead, fees paid to independent auditors, attorneys, petroleum engineers and other professional advisors, costs associated with public company financial reporting, proxy statements and shareholder reports, investor relations activities, registrar and transfer agent fees, director and officer liability insurance costs and director compensation.

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

Factors That Significantly Affect Our Financial Results

Revenue, cash flow from operations and future growth depend on many factors beyond our control, such as oil prices, cost of services and supplies, economic, political and regulatory developments and competition from other sources of energy. Historical oil prices have been volatile and are expected to fluctuate widely in the future. Sustained periods of low prices for oil could materially and adversely affect our financial position, our results of operations, the quantities of oil and gas that we can economically produce, and our ability to obtain capital.

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

2016 Guidance

The following table summarizes our current financial and operational estimates for 2016.

Projected 2016 production
Annual MBoe	3,730 - 4,350
Boe per day	10,200 - 11,900
On a revenue-weighted basis:
Oil	92%
Oil and NGL	95%
On a volume-weighted basis:
Oil	76%
Oil and NGL	86%
Projected 2016 costs
Lease operating expense ($ million) (1)	$67 - $77
General and administrative ($ million) (1)	$23 - $27
Production and related taxes (% of production revenue)	12% - 14%
Depletion, depreciation and amortization ($ per Boe)	$11.00 - $13.00

Projected 2016 capital expenditures ($ million)	$115 - $135

(1)	Excludes non-cash items.

2016 Capital Expenditures. As described in the above-table, Resolute expects to invest between $115 and $135 million in 2016, with 75 percent focused on Permian Basin development and 10 percent focused on maintenance spending in Aneth Field. The remaining capital budget will fund corporate level expenditures including land and certain capitalized expense items. The Company expects to fund 2016 capital expenditures from internally generated cash flow and borrowings under our Revolving Credit Facility.

Resolute will evaluate its capital expenditures in relation to its liquidity and cash flow and may adjust its activity and capital spending levels based on changes in commodity prices, the cost of goods and services, production results and other considerations.

Please read “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk and Derivative Arrangements” which summarizes our current derivative positions.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the twelve months ended December 31, 2015, in comparison to results for the twelve months ended December 31, 2014 and 2013.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a Boe basis for 2015, 2014 and 2013.

	Twelve Months Ended December 31,
	2015	2014	2013
Net Sales:
Oil (MBbl)	3,271	3,488	3,499
Gas (MMcf)	5,194	5,023	4,565
NGL (MBbl)	400	320	207
Total sales (MBoe)	4,536	4,645	4,467
Average daily sales (Boe/day)	12,427	12,727	12,239
Revenue:
Revenue from oil and gas activities	$154,644	$329,371	$349,779
Operating Expenses:
Lease operating	$79,393	$112,683	$103,276
Production and ad valorem taxes	19,985	37,216	40,402
General and administrative	31,447	39,992	35,625
General and administrative (excluding non-cash compensation expense)	19,763	24,494	21,651
Restricted cash awards	1,185	—	—
Depletion, depreciation, amortization and accretion	94,338	132,154	116,344
Impairment of proved oil and gas properties	705,000	120,000	188,000
Other Income (Expense):
Interest expense	$(64,358)	$(31,489)	$(29,302)
Commodity derivative instruments gain (loss)	76,492	118,141	(15,336)
Income tax benefit (expense)	22,354	4,140	64,679
Average Sales Prices:
Oil ($/Bbl)	$42.16	$84.28	$91.75
Gas ($/Mcf)	2.43	5.23	4.70
NGL ($/Bbl)	10.32	28.58	35.18
Average sales price ($/Boe, excluding commodity derivative settlements)	$34.09	$70.90	$78.30
Operating Expenses ($/Boe):
Lease operating	$17.50	$24.26	$23.12
Production and ad valorem taxes	4.41	8.01	9.04
General and administrative	6.93	8.61	7.97
General and administrative (excluding non-cash compensation expense)	4.36	5.27	4.85
Restricted cash awards	0.26	—	—
Depletion, depreciation, amortization and accretion	20.80	28.45	26.04

Year Ended December 31, 2015, Compared to the Year Ended December 31, 2014

Revenue. Revenue from oil and gas activities decreased to $154.6 million during 2015, from $329.4 million during 2014. Of the $174.7 million decrease in revenue, $167.0 million was attributable to decreased commodity pricing ($34.09 per Boe in 2015 versus $70.90 per Boe in 2014) and $7.8 million was due to decreased production. Sales volumes decreased 2% to 4,536 MBoe during 2015 as compared to 4,645 MBoe during 2014 primarily due to the sale of assets in the Howard, Martin, Midland and Ector counties, Texas, and Campbell County, Wyoming.

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

Lease operating expenses decreased to $79.4 million during 2015, from $112.7 million during 2014. The $33.3 million, or 30%, decrease was attributable to reduced spending initiatives driven by depressed commodity pricing. On a unit-of-production basis, lease operating expense decreased 28% to $17.50 per Boe in 2015 from $24.26 per Boe in 2014.

Production and ad valorem taxes decreased 46% to $20.0 million during 2015, as compared to $37.2 million during 2014 and were similarly less on a per-unit basis due to decreased revenue from oil and gas activities. Production and ad valorem taxes were 13% of total revenue in 2015 and 11% of total revenue in 2014. The higher production and ad valorem taxes as a percentage of revenue in 2015 as compared to 2014 is attributable to ad valorem taxes in Utah and Texas that are assessed as of January 1 of each year and which are less responsive to declines in prices after that date than are production taxes assessed on revenue.

General and administrative expenses decreased to $31.4 million during 2015, as compared to $40.0 million during 2014. The $8.5 million, or 21%, decrease primarily resulted from targeted cost reductions associated with salaries, wages and burdens. On a unit-of-production basis, general and administrative expenses decreased 19%. Cash-based general and administrative expense was $19.8 million, or $4.36 per Boe in 2015, compared to $24.5 million, or $5.27 per Boe in 2014. Share-based compensation expense represented $11.7 million, or $2.58 per Boe, during 2015 and $15.5 million, or $3.34 per Boe, during 2014.

Restricted cash award expense was $1.2 million during 2015. There was no related expense during 2014. On a per-unit basis, restricted cash award expense was $0.26 per Boe in 2015. The 2015 expense is a result of the grant of time- and performance-based restricted cash awards under the long-term incentive program. The time-based awards will generally vest and be expensed ratably over three years. The performance-based awards will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life.

Depletion, depreciation, amortization and accretion expenses decreased to $94.3 million during 2015, as compared to $132.2 million during 2014. The $37.8 million, or 29%, decrease is principally attributable to the lower 2015 amortization base. On a per unit basis depreciation, amortization and accretion expenses decreased to $20.80 per Boe in 2015 from $28.45 per Boe in 2014 due to a decrease in the 2015 amortization base resulting from the $748 million in ceiling test impairments recorded during the period from October 1, 2014, through September 30, 2015, and reduction in future development costs as a result of lower commodity prices.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded a $705 million and $120 million non-cash impairment of the carrying value of our proved oil and gas properties during 2015 and 2014, respectively, as a result of the ceiling test limitation. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

The 2015 impairment resulted primarily from lower realized oil prices. Our estimate of proved reserves as of December 31, 2015, was based on a pricing methodology required by SEC rules. This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas. Therefore it is likely that we will have additional impairment resulting from substantial downward adjustments in our estimated proved reserves and discounted future net cash flows if the current low commodity price environment persists.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2015 the gain on oil and gas commodity derivatives was $76.4 million, consisting of $93.1 million of derivative settlement gains and $16.7 million of mark-to-market losses. During 2014 the gain on oil and gas commodity derivatives was $118.1 million, consisting of $123.1 million of mark-to-market gains offset by $5.0 million of derivative settlement losses.

Interest expense in 2015 increased to $64.4 million from the $31.5 million recorded in 2014. The $32.9 million or 104% increase in interest expense was primarily due to higher interest rates associated with the Secured Term Loan Facility entered into on December 30, 2014, as well as lower capitalized interest due to decreased exploration activity. The components of our interest expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014
8.50% senior notes	$34,000	$34,000
Secured term loan facility	$20,141	—
Revolving credit facility	4,498	10,196
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	11,578	2,337
Other, net	128	(104)
Capitalized interest	(5,987)	(14,940)
Total interest expense	$64,358	$31,489

Income Tax Benefit (Expense).  Income tax benefit recognized during 2015 was $22.4 million or 3% of the loss before income taxes in 2015, as compared to income tax benefit of $4.1 million, or 16% of the loss before income taxes in 2014. The lower 2015 effective rate was attributable to the valuation allowance that was established during 2015, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

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

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a $120 million and $188 million non-cash impairment of the carrying value of our proved oil and gas properties during 2014 and 2013, respectively, as a result of the ceiling test limitation. The 2014 impairment resulted primarily from lower oil prices realized during the fourth quarter of 2014, while the 2013 impairment resulted primarily from the SEC “five year rule” for PUD properties. In addition, our estimate of proved reserves as of December 31, 2014 was based on a pricing methodology required by SEC rules.

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

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, Secured Term Loan, and proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$69,479	$143,468	$133,328
Net cash provided by (used in) investing activities	199,583	(175,893)	(405,518)
Net cash provided by (used in) financing activities	(264,117)	36,758	271,275

Net cash provided by operating activities was $69.5 million during 2015 as compared to $143.5 million during 2014 and $133.3 million during 2013. The decrease in net cash provided by operating activities in 2015 over 2014 was primarily due to decreased revenue resulting from lower commodity prices. Resolute’s cash flows from operating activities are also affected by the costs related to continued operations and debt service. The increase in 2014 over 2013 was primarily due to changes in working capital.

Net cash provided by investing activities was $199.6 million during 2015 as compared to $175.9 million used during 2014 and $405.5 million used during 2013. The primary investing activity in 2015 was cash provided by asset sales of $269.0 million. Capital expenditures consisted primarily of $8.9 million in CO2 acquisition and $23.0 million in drilling activities and infrastructure projects in the Permian Basin of west Texas. Capital divestitures primarily included $42.0 million of net proceeds from the sale of the Howard and Martin County properties in the Permian Basin, $54.0 million of net proceeds from the sale of our Hilight Field properties in the Powder River Basin and $175.0 million of net proceeds from the sale of our Gardendale properties in the Midland Basin. The primary investing activity in 2014 was cash used for capital expenditures of $183.6 million. Capital expenditures consisted primarily of $25.6 million in compression and facility and drilling projects in Aneth Field, $16.3 million in CO2 acquisition, $122.9 million in drilling activities and infrastructure projects in the Permian Basin of west Texas and $18.5 million in drilling and completion activities in our Wyoming Properties. Capital divestitures included $6.6 million of proceeds from the sale of certain operated properties in the Bakken trend of North Dakota and $4.4 million of net proceeds from the sale of certain interests in the Delaware Basin. The primary investing activity for 2013 was cash used for capital expenditures of $519.7 million. Capital expenditures consisted of $258 million paid to acquire additional Permian Properties, $46.0 million in compression facility and drilling projects in Aneth field, $20.0 million in CO2 acquisition, $135.1 million in drilling activities and infrastructure projects in the Permian Basin, $13.2 million in additional acreage acquisition in the Permian Basin, $34.6 million in drilling and completion activities in the Bakken trend of North Dakota and $12.5 million in drilling and recompletion activities in our Wyoming properties. Capital divestitures include $50.2 million received from NNOGC for the sale of certain working interests in the Aneth Field Properties, $70.1 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and $1.0 million for the sale of certain working interests in other Permian properties.

Net cash used in financing activities was $264.1 million in 2015 as compared to net cash provided of $36.8 million in 2014 and $271.3 million in 2013. The primary financing activities in 2015 were $235 million in net payments under the Revolving Credit Facility and $71.7 million in Secured Term Loan Facility principal payments offset by $46.5 million in net proceeds from the issuance of the Incremental Term Loans under the Secured Term Loan Facility. The primary financing activity in 2014 was $139.5 million in net proceeds from the issuance of the Secured Term Loan Facility and $100 million in net repayment of borrowings under the Revolving Credit Facility.

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

Our Revolving Credit Facility and our Secured Term Loan Facility require us to enter into derivative agreements covering at least 70% of our anticipated production from proved developed producing properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period, using economic parameters specified in our Revolving Credit Facility.

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

Revolving Credit Facility

Our Revolving Credit Facility is with a syndicate of banks led by Wells Fargo Bank, National Association, as Administrative Agent, and Bank of Montreal, as Syndication Agent with Resolute as the borrower. The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders in their sole discretion. The determination of the borrowing base takes into consideration the estimated value of our oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either the Company or the lenders may request an interim redetermination. The Revolving Credit Facility matures in March 2018.

In December 2014 we entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement which, among other things, conformed the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility. The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0 for any fiscal quarter ending on or after December 31, 2015, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved developed producing properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period, using economic parameters specified in our Revolving Credit Facility.

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

In December 2015, we completed the sale of our Gardendale oil and gas properties in the Midland Basin in Midland and Ector counties, Texas. In connection with the Gardendale sale, our borrowing base under our Revolving Credit Facility was reduced by $20 million to $145 million.

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

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We believe we were in compliance with all material terms and covenants of the Revolving Credit Facility at December 31, 2015.

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

We may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, after any mandatory repayment to first lien debt, subject to a limited right to reinvest proceeds in oil and gas activities and subject to the right of the lenders to waive prepayment. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. However, in connection with the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement described above, the mandatory prepayment of Secured Term Loan Facility debt under the Howard and Martin County properties sale was waived. Furthermore, in connection with the Powder River Basin sale, on October 5, 2015, we also entered into a letter agreement under the Secured Term Loan Facility, pursuant to which the mandatory prepayment of Secured Term Loan Facility debt was waived. During December 2015, the Company retired $70 million of the amount outstanding under the Secured Term Loan Facility following the sale of our Gardendale interests in Midland Basin on December 22, 2015.

Senior Notes

In April 2012 we consummated a private placement of senior notes with a principal amount of $250 million, and a follow on issuance of senior notes with a principal amount of $150 million. The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the notes payable semiannually in cash on May and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, our existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of December 31, 2015.

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

Common Stock

Resolute’s common stock trading price is currently below the $1.00 per share minimum price requirement of the New York Stock Exchange (the “NYSE”).  The Company had been in non-compliance with the $1.00 per share requirement in early 2015 and subsequently received approval by its stockholders to effect a reverse stock split of our common stock at any time prior to December 31, 2015.  That prior period of non-compliance was cured in June 2015 through higher trading prices for the common stock.  The Company was again notified of non-compliance with the $1.00 per share requirement in July 2015.  In consultation with the NYSE, the Company confirmed that NYSE policies permit the Company a period up until the 2016 annual stockholder meeting to bring the trading price of the Company’s common stock back up to the $1.00 continued listing standard.  As such, the Company determined not to undertake the reverse stock split prior to year-end 2015.  In the event that the trading price of the Company’s common stock does not increase as a result of market improvement before the 2016 annual stockholder meeting, then, in order to maintain its listing the Company will pursue approval by its stockholders of a reverse stock split, and consummate the reverse stock split promptly following the 2016 annual meeting.

Resolute also received notification on November 30, 2015, from the NYSE that the Company’s market capitalization was below the NYSE’s continued listing standard.  The Company is considered below criteria established by the NYSE because the Company’s average market capitalization fell below $50 million over a trailing consecutive 30 trading-day period and its last reported stockholders’ equity was less than $50 million.  In accordance with NYSE procedures, the Company had 45 days from the receipt of the notice to submit a business plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within eighteen months.  Resolute developed and submitted such a business plan within the required time frame and the NYSE accepted the plan.  The Company will be subject to quarterly monitoring for compliance with the business plan and the Company’s common stock will continue to trade on the NYSE during the eighteen month period, subject to the Company’s compliance with other NYSE continued listing requirements.  The NYSE may choose to shorten the usual compliance period if prior to the end of the eighteen months the Company’s market capitalization is over $50 million for two consecutive quarters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements other than operating leases and have not guaranteed any debt or commitments of other entities or are party to any options on non-financial assets.

Contractual Obligations

We had the following contractual obligations and commitments for the next five years as of December 31, 2015:

	Less than			More Than
	1 year	1-3 Years	3–5 Years	5 Years	Total (6)
	(in thousands)
Obligations:
Term loans and related interest	$50,500	$246,875	$451,000	$—	$748,375
Revolving credit facility (1)	—	—	—	—	—
Office and equipment leases	1,832	3,259	2,532	1,858	9,481
Operating equipment leases (2)	4,782	1,275	—	—	6,057
Vehicle leases	766	453	10	—	1,229
ExxonMobil escrow agreement (3)	1,638	1,409	1,494	10,004	14,545
Construction purchase obligations (4)	6,729	—	—	—	6,729
CO2 purchases (5)	12,078	546	—	—	12,624
Total	$78,325	$253,817	$455,036	$11,862	$799,040

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

4)	Represents purchase commitments in effect at December 31, 2015, related to construction projects in the Aneth Field Properties.
5)

Represents the minimum take-or-pay quantities associated with our existing CO2 purchase contracts. For purposes of calculating the future purchase obligation under these contracts, we have assumed the purchase price over the term of the contract was the price in effect as of December 31, 2015.

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

Under the terms of our Revolving Credit Agreement and our Secured Term Loan Agreement the form of derivative instruments to be entered into is at our discretion, but require us to enter into derivative agreements covering at least 70% of our anticipated production from proved developed producing properties on a rolling twenty four month basis not to exceed (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties after such two year period, utilizing economic parameters specified in our credit agreement, including escalated prices and costs.

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. Resolute is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are lenders under our Revolving Credit Facility. Accordingly, Resolute is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. Resolute’s derivative contracts are documented with industry standard contracts known as an International Swaps and Derivative Association, Inc. Master Agreement and the related Schedule thereto (collectively, the “ISDA”). Typical terms for each ISDA include credit support requirements, cross default provisions, termination events, and set-off provisions. Resolute has set-off provisions with its lenders that, in the event of counterparty default, allow Resolute to set-off amounts owed under the Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

Our management has determined that the benefit of cash flow hedge accounting, which may allow for our derivative instruments to be reflected as cash flow hedges in other comprehensive income, is not commensurate with the administrative burden required to support that treatment.

Derivative instruments are recognized on the balance sheet as either assets or liabilities measured at fair value. We mark our derivative instruments to fair value on the consolidated balance sheets and recognize the changes in fair market value in earnings. As of December 31, 2015, the fair value of our commodity derivatives was a net asset of $95.9 million.

The following table represents our commodity swap contracts as of December 31, 2015:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2016	6,500	$80.42	$92,065	—	$—	$—
July – Dec 2016	75	$52.75	$105	5,100	$2.975	$367
Jan – June 2017	65	$54.75	$—	2,400	$3.083	$135

The following table represents our three-way commodity collar contracts as of December 31, 2015:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2017	1,000	$45.00	$60.00	$71.73	$3,222

Subsequent to December 31, 2015, Resolute entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Commodity Swap	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
Apr - June 2016	—	—	4,600	$1.805
Jan - Dec 2017	1,000	$49.00	—	—
Jan - Mar 2017	—	—	1,600	$2.488
Apr - June 2017	—	—	1,700	$2.327

		Gas (NYMEX Henry Hub)
Two -Way Collar		MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
July - Sept 2017		3,250	$2.25	$2.53
Oct - Dec 2017		3,250	$2.25	$2.75

			Oil (NYMEX WTI)
Oil Call Contract			Bbl per Day	Sold Call Price
Jan - Dec 2018			1,100	$50.00

Interest Rate Risk

At December 31, 2015, we had $0 and $128.3 million of outstanding debt under the Revolving Credit Facility and Secured Term Loan Facility, respectively. Interest is calculated under the terms of the agreements based on a LIBOR spread. A 10% increase in LIBOR would not result in an increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed our internal control over financial reporting as of December 31, 2015, and has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015. This assessment was based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference in this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEE AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference in this report.

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

2.6†

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

2.7†

Purchase, Sale and Option Agreement dated December 28, 2012, by and among RSP Permian LLC, Wallace Family Partnership, LP, and Ted Collins, Jr., as Sellers, and Resolute Natural Resources Southwest, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on December 31, 2012).

2.8

Purchase and Sale Agreement dated November 19, 2015, by and between Resolute Natural Resources Southwest, LLC, as seller and Independence Resources Holdings, LLC, as buyer (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 29, 2015).

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

Exhibit Number	Description of Exhibits
10.1.11

Eleventh Amendment to Second Amended and Restated Credit Agreement dated as of December 30, 2014, between Resolute Energy Corporation, as Borrower, Wells Fargo National Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on December 31, 2014).

10.1.12

Twelfth Amendment to Second Amended and Restated Credit Agreement, dated as of April 15, 2015, by and among Resolute Energy Corporation, as Borrower, certain subsidiaries of Resolute Energy Corporation, as Guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on April 17, 2015).

10.2#	2009 Performance Incentive Plan (incorporated by reference as Exhibit 10.7 to Amendment No.1 to the Initial S-4 filed on August 31, 2009).
10.2.1#	Amendment No. 1 to 2009 Performance Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A as filed with the SEC on April 25, 2011).
10.2.2#	Amendment No. 2 to 2009 Performance Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A as filed with the SEC on May 11, 2015).
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

10.10.3

First Amendment to Crude Oil Purchase Agreement dated as of December 31, 2014, between Resolute Energy Corporation as seller, and Western Refining Southwest, Inc. as purchaser (incorporated by reference to the Exhibit 10.1 on Form 8-K filed on December 31, 2014)..

10.10.4

Second Amendment to Crude Oil Purchase Agreement dated as of December 31, 2014, between Resolute Energy Corporation as seller, and Western Refining Southwest, Inc. as purchaser (incorporated by reference to the Exhibit 10.1 on Form 8-K filed on December 14, 2015).

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

10.14#	Form of Restricted Stock Agreement for Employees (incorporated by referenced as Exhibit 10.1 to the Form 10-Q filed on May 11, 2010).
10.15#	Form of Stock Appreciation Right Agreement for Non-employee Directors (incorporated by reference as Exhibit 10.2 to the 10-Q filed on May 11, 2010).
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

Exhibit Number	Description of Exhibits
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

10.23.1

Amendment to Secured Term Loan Agreement and Increased Facility Activation Notice-Incremental Term Loans, dated as of May 18, 2015, by and among Resolute Energy Corporation, as Borrower, certain subsidiaries of Resolute Energy Corporation, as guarantors, Bank of Montreal, as administrative agent, and the lenders party thereto (as incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 19, 2015).

10.25#	Form of Performance Cash Incentive Award Agreement for certain participants (incorporated by referenced as Exhibit 10.2 to the Form 8-K filed on May 11, 2015).
10.26#

Form of Equity Incentive Grant Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on March 31, 2013).

10.27#	Form of Restricted Stock Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on March 31, 2013).
10.28

Purchase and Sale Agreement entered into March 27, 2015 by and between QStar LLC as buyer and Resolute Natural Resources Southwest, LLC as seller effective March 1, 2015 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 11, 2015).

10.29

Purchase and Sale Agreement entered into September 15, 2015 by and between MCL 1 Oil and Gas Wyoming LLC as buyer and Resolute Wyoming, Inc. as seller (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2015).

10.30#	Form of Stock Option Agreement between Resolute Energy Corporation and certain participants (incorporate by reference as Exhibit 10.1 to the current report on Form 8-K filed on February 22, 2016).
10.31#

Form of Cash Settled Stock Appreciation Right Grant Agreement between Resolute Energy Corporation and certain participants (incorporate by reference as Exhibit 10.2 to the current report on Form 8-K filed on February 22, 2016).

10.32#

Form of Restricted Cash Incentive Award Agreement between Resolute Energy Corporation and certain participants (incorporate by reference as Exhibit 10.3 to the current report on Form 8-K filed on February 22, 2016).

10.33	Form of Cash Settled Stock Appreciation Right Grant Agreement (Non-Employee Directors) between Resolute Energy Corporation and certain participants.
10.34	Form of Restricted Stock Agreement (Non-Employee Directors) between Resolute Energy Corporation and certain participants.
12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries of Resolute Energy Corporation.
23.1	Consent of KPMG LLP.
23.2	Consent of Netherland, Sewell & Associates, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Netherland, Sewell & Associates, Inc. regarding the registrant’s reserves as of December 31, 2015.
101

The following materials are filed herewith: (i) XBRL Instance Document, (ii) XBRL Taxonomy Extension Schema Document, (iii) XBRL Taxonomy Extension Calculation Linkbase Document, (iv) XBRL Taxonomy Extension Labels Linkbase Document, (v) XBRL Taxonomy Extension Presentation Linkbase Document, and (vi) XBRL Taxonomy Extension Definition Linkbase Document.

†

The Purchase and IPO Reorganization Agreement filed as Exhibit 2.1, the Purchase and Sale Agreement filed as Exhibit 2.3, the Asset Sale Agreement filed as Exhibit 2.4, the Stock Purchase filed as Exhibit 2.5, the Purchase and Sale Agreement filed as Exhibit 2.6, the Purchase and Sale Agreement filed as Exhibit 2.7, the Purchase and Sale Agreement filed as Exhibit 2.8, the Cooperative Agreement file as Exhibit 10.4, the Purchase and Sale Agreement filed as Exhibit 10.28 and the Purchase and Sale Agreement filed as Exhibit 10.29 omit certain of the schedule, exhibits and similar attachments attached thereto pursuant to Item 601 (b)(2) of Regulation S-K. Resolute agrees to furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon request.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Management Contract, Compensation Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE ENERGY CORPORATION		Dated: March 7, 2016

By:	/s/ Nicholas J. Sutton
Nicholas J. Sutton, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas J. Sutton	Chief Executive Officer and Director	March 7, 2016
Nicholas J. Sutton	(Principal Executive Officer)

/s/ James M. Piccone	President and Director	March 7, 2016
James M. Piccone

/s/ Theodore Gazulis	Executive Vice President and Chief Financial	March 7, 2016
Theodore Gazulis	Officer (Principal Financial Officer)

/s/ J. A. Tuell	Senior Vice President and Chief Accounting	March 7, 2016
J. A. Tuell	Officer (Principal Accounting Officer)

/s/ James E. Duffy	Director	March 7, 2016
James E. Duffy

/s/ Thomas O. Hicks, Jr.	Director	March 7, 2016
Thomas O. Hicks, Jr.

/s/ Gary L. Hultquist	Director	March 7, 2016
Gary L. Hultquist

/s/ William K. White	Director	March 7, 2016
William K. White

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

RESOLUTE ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Resolute Energy Corporation:

We have audited the accompanying consolidated balance sheets of Resolute Energy Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resolute Energy Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resolute Energy Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

March 7, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Resolute Energy Corporation:

We have audited Resolute Energy Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Resolute Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on Resolute Energy Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Resolute Energy Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resolute Energy Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 7, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

March 7, 2016

RESOLUTE ENERGY CORPORATION

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$9,297	$4,352
Accounts receivable	37,100	57,909
Commodity derivative instruments	92,431	72,753
Prepaid expenses and other current assets	1,387	1,858
Total current assets	140,215	136,872
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	21,264	270,375
Proved	1,732,707	1,706,847
Other property and equipment	9,648	9,994
Accumulated depletion, depreciation and amortization	(1,540,447)	(744,220)
Net property and equipment	223,172	1,242,996
Other assets:
Restricted cash	21,497	19,858
Commodity derivative instruments	3,463	39,799
Other assets	2,636	182
Total assets	$390,983	$1,439,707
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,101	$25,781
Accrued expenses	45,496	65,799
Accrued interest payable	5,764	5,739
Asset retirement obligations	891	327
Secured term loan facility	—	1,494
Total current liabilities	59,252	99,140
Long term liabilities:
Revolving credit facility	—	231,936
Secured term loan facility	118,944	133,199
Senior notes	396,051	394,807
Asset retirement obligations	18,347	31,013
Deferred income taxes	—	22,354
Other long term liabilities	1,670	640
Total liabilities	594,264	913,089
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,210,735 and 77,634,737 shares at December 31, 2015 and 2014, respectively	8	8
Additional paid-in capital	659,118	646,738
Accumulated deficit	(862,407)	(120,128)
Total stockholders’ equity (deficit)	(203,281)	526,618
Total liabilities and stockholders’ equity (deficit)	$390,983	$1,439,707

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue:
Oil	$137,893	$293,970	$321,047
Gas	12,628	26,254	21,444
Natural gas liquids	4,123	9,147	7,288
Total revenue	154,644	329,371	349,779
Operating expenses:
Lease operating	79,393	112,683	103,276
Production and ad valorem taxes	19,985	37,216	40,402
Depletion, depreciation, amortization, and asset retirement obligation accretion	94,338	132,154	116,344
Impairment of proved oil and gas properties	705,000	120,000	188,000
General and administrative	31,447	39,992	35,625
Restricted cash awards	1,185	—	—
Total operating expenses	931,348	442,045	483,647
Loss from operations	(776,704)	(112,674)	(133,868)
Other income (expense):
Interest expense, net	(64,358)	(31,489)	(29,302)
Commodity derivative instruments gain (loss)	76,492	118,141	(15,336)
Other income (expense)	(63)	32	21
Total other income (expense)	12,071	86,684	(44,617)
Loss before income taxes	(764,633)	(25,990)	(178,485)
Income tax benefit	22,354	4,140	64,679
Net loss	$(742,279)	$(21,850)	$(113,806)
Net loss per common share:
Basic and diluted	$(9.91)	$(0.30)	$(1.67)
Weighted average common shares outstanding:
Basic	74,932	73,798	68,260
Diluted	74,932	73,798	68,260

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

				Retained	Total
			Additional	Earnings/	Stockholders’
	Common Stock		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of January 1, 2013	61,873	$6	$516,650	$15,528	$532,184
Issuance of stock, restricted stock and share-based compensation	1,925	1	14,964	—	14,965
Redemption of restricted stock for employee income tax restricted stock forfeitures and expirations	(820)	—	(1,551)	—	(1,551)
Issuance of stock, net of underwriters discounts and commissions	13,250	1	101,759		101,760
Net loss	—	—	—	(113,806)	(113,806)
Balance as of December 31, 2013	76,228	$8	$631,822	$(98,278)	$533,552
Issuance of stock, restricted stock and share-based compensation	2,084	—	16,651	—	16,651
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(677)	—	(1,735)	—	(1,735)
Net loss	—	—	—	(21,850)	(21,850)
Balance as of December 31, 2014	77,635	$8	$646,738	$(120,128)	$526,618
Issuance of stock, restricted stock and share-based compensation	161	—	12,556	—	12,556
Redemption of restricted stock for employee income tax restricted stock forfeitures and expirations	(585)	—	(176)	—	(176)
Net loss				(742,279)	(742,279)
Balance as of December 31, 2015	77,211	$8	$659,118	$(862,407)	$(203,281)

See notes to consolidated financial statements

RESOLUTE ENERGY CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(742,279)	$(21,850)	$(113,806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	94,338	132,154	116,344
Impairment of proved oil and gas properties	705,000	120,000	188,000
Amortization of deferred financing costs and long-term debt premium and discount	11,578	2,337	2,481
Share-based compensation	12,148	16,331	14,924
Commodity derivative instruments loss (gain)	(76,492)	(118,141)	15,336
Commodity derivative settlement gains (losses)	93,150	(4,988)	(35,812)
Deferred income tax benefit	(22,354)	(4,140)	(64,663)
Change in operating assets and liabilities:
Accounts receivable	21,216	36,768	(15,961)
Other current assets	322	(706)	539
Accounts payable and accrued expenses	(27,173)	(14,297)	25,905
Accrued interest payable	25	—	41
Net cash provided by operating activities	69,479	143,468	133,328
Investing activities:
Oil and gas exploration and development expenditures	(67,636)	(183,565)	(261,758)
Purchase of oil and gas properties	—	—	(257,948)
Proceeds from sale of oil and gas properties and other	268,773	11,122	121,361
Purchase of other property and equipment	(124)	(1,925)	(2,467)
Restricted cash	(1,489)	(1,639)	203
Other	59	114	(4,909)
Net cash provided by (used in) investing activities	199,583	(175,893)	(405,518)
Financing activities:
Proceeds from bank borrowings	183,000	433,500	638,000
Repayments of bank borrowings	(418,000)	(533,500)	(465,000)
Proceeds from issuance of term loans	46,500	139,500	—
Repayment of term loans	(71,697)	—	—
Redemption of restricted stock for employee income taxes	(176)	(1,735)	(1,551)
Payment of financing costs	(3,744)	(1,007)	(1,934)
Proceeds from issuance of common stock, net of underwriters discounts and commissions	—	—	101,760
Net cash provided by (used in) financing activities	(264,117)	36,758	271,275
Net increase (decrease) in cash and cash equivalents	4,945	4,333	(915)
Cash and cash equivalents at beginning of period	4,352	19	934
Cash and cash equivalents at end of period	$9,297	$4,352	$19
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$64,364	$31,890	$29,280
Income taxes	$—	$—	$—
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures financed through current liabilities	$10,482	$17,651	$30,069
Increase (decrease) to asset retirement obligations	$333	$(2,012)	$11,421
Asset retirement obligations assumed	$—	$—	$1,659
Asset retirement obligations sold	$14,985	$157	$723

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

Fair Value of Financial Instruments

The carrying amount of the majority of Resolute’s financial instruments, namely cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value because of the short-term nature of these instruments. The revolving credit facility (see Note 5) has a recorded value that approximates its fair market value while the fair value of the $400 million in principal senior notes due May 1, 2020 (the “Senior Notes” or the “Notes”) and the $128.3 million in the second lien secured term loan due March 2018 (the “Secured Term Loan Facility”) are based on data from independent market makers or price received at measurement date. The fair value of derivative instruments (see Note 10) is estimated based on market conditions in effect at the end of each reporting period.

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

Accounts Receivable

The Company’s accounts receivable consist of the following for the periods indicated (in thousands):

	December 31,
	2015	2014
Trade receivables	$14,224	$23,240
Revenue receivables	12,967	27,926
Derivative receivables	9,759	6,638
Other receivables	150	105
Total accounts receivable	$37,100	$57,909

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

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability. As of December 31, 2015 and 2014, the Company had no allowance for doubtful accounts recorded.

Deferred Financing Costs

In 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to the presentation of deferred financing costs. This authoritative guidance is effective for the annual period beginning after December 15, 2015, including interim reporting periods within that reporting period. The new guidance proscribes the application be applied retrospectively.  The Company has elected to early adopt this guidance in 2015. Accordingly, the Company has reclassified certain deferred financing costs to a direct deduction from the carrying amounts of debt for the balance sheets at December 31, 2015 and 2014 (see Note 5).

Deferred financing costs are amortized over the estimated life of the related obligation. The Company incurred $0 in deferred financing costs in 2015, $4.8 million in 2014 and $1.9 million in 2013, and amortized $5.0 million, $2.5 million and $2.7 million to interest expense during 2015, 2014 and 2013, respectively.

Capitalized Interest

Interest is capitalized when associated with significant investments in unproved properties and major development projects that are excluded from current depletion, depreciation and amortization calculations and on which exploration or development activities are in progress. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt outstanding by the amount of qualified costs. Costs excluded from the depletion, depreciation and amortization calculations are classified as unproved properties along with any associated capitalized interest. Capitalized interest totaled $6.0 million, $14.9 million and $15.9 million during 2015, 2014 and 2013, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject Resolute to concentrations of credit risk consist primarily of trade, production and derivative settlement receivables. Resolute derived approximately 58% and 14% of its total 2015 revenue from Western Refining, Inc. (“Western”) and Holly Frontier LLC, respectively; 62% and 14% of its total 2014 revenue from Western and Plains Marketing LP, respectively and 61% and 15% of its total 2013 revenue from Western and Plains Marketing LP, respectively. If Resolute was compelled to sell its oil to an alternative market, costs associated with the transportation of its production may increase, and such increase could materially and negatively affect its operations. The concentration of credit risk in the oil and gas industry affects the overall exposure to credit risk because customers may be similarly affected by changes in economic or other conditions. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements where appropriate. Commodity derivative contracts expose Resolute to the credit risk of non-performance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, all of which participate in Resolute’s Revolving Credit Facility (see Note 5).

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

Capitalized general and administrative and operating costs include salaries, employee benefits, costs of consulting services and other specifically identifiable capital costs and do not include costs related to production operations, general corporate overhead or similar activities. Resolute capitalized general and administrative and operating costs related to its acquisition, exploration and development activities of $6.3 million during 2015, $9.8 million during 2014 and $8.4 million during 2013.

Investments in unproved properties are not depleted, pending determination of the existence of proved reserves. The Company’s investments in unproved properties are related to exploration plays in the Permian Basin in Texas and southeast New Mexico. The Company expects to evaluate these locations for the existence of proved reserves in the next three years, although volatility in commodity prices may impact the timing of the evaluation. Unproved properties are assessed at least annually to determine whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized.

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

Pursuant to full cost accounting rules, Resolute is required to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components impacting the calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to the amortization (the “carrying value”) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related income tax effects.

During 2015, 2014 and 2013, the Company recorded $705 million, $120 million and $188 million, respectively, non-cash impairment of the carrying value of its oil and gas properties as a result of the ceiling test limitation. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Business Combinations

The Company accounts for all business combinations using the acquisition method which involves the use of significant judgment. Under the acquisition method of accounting, a business combination is accounted for based on the fair value of the consideration given. The assets and liabilities acquired are measured at fair value and the purchase price is allocated to the assets and liabilities based on these fair values. The excess of the cost of an acquisition, if any, over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The excess of the fair value of assets acquired and liabilities assumed over the cost of an acquisition, if any, is recognized immediately in earnings as a gain. Determining the fair values of the assets and liabilities acquired involves the use of judgment as fair values are not always readily determinable. Different techniques may be used to determine fair values, including market prices (where available), appraisals, comparisons to transactions for similar assets and liabilities and the present value of estimated future cash flows, among others.

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

Impairment of Long-Lived Assets Other than Oil and Gas Properties

Resolute evaluates long-lived assets other than oil and gas properties for impairment when indicators of possible impairment are present. Resolute performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and if the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to the asset’s fair value and an impairment loss is recorded against the long-lived asset. There have been no provisions for impairment of long-lived assets other than oil and gas properties recorded for the years ended December 31, 2015, 2014 and 2013.

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

The restricted cash of $21.5 million located on the Company’s consolidated balance sheet in non-current other assets at December 31, 2015, is legally restricted for the purpose of settling asset retirement obligations of Aneth Field.

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

Income Taxes

Income taxes and uncertain tax positions are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax positions meeting the more-likely-than-not recognition threshold are measured pursuant to the guidance set forth in FASB ASC Topic 740.

The FASB issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities, including any related valuation allowance, to be presented in the balance sheet as noncurrent. The Company has elected to adopt this ASU early using a retrospective approach. As a result of adoption, the Company reclassified $0.9 million from other assets to deferred income taxes for the year ended December 31, 2014.  See Note 6 to the consolidated financial statements.

Note 3 — Acquisitions and Divestitures

Divestitures

Divestiture of Gardendale Properties in the Midland Basin

In November 2015 the Company entered into a Purchase and Sale Agreement (the “PSA”) to sell its Gardendale oil and gas properties in the Midland Basin in Midland and Ector counties, Texas, for a purchase price of $177.5 million, subject to customary purchase price adjustments, including for title and environmental defects (the “Gardendale Sale”). The sale was consummated on December 22, 2015, with an effective date of September 1, 2015. The net proceeds of the sale were used to reduce debt under the Company’s Revolving Credit Facility and Secured Term Loan Facility (both as defined below). As part of the sale, the Company is no longer liable for asset retirement obligations of $5.6 million at December 31, 2015.

Divestiture of Hilight Field Properties in the Powder River Basin

In October 2015, the Company sold its Hilight Field Properties in the Powder River Basin for approximately $55 million. The sale was consummated on October 6, 2015, with an effective date of July 1, 2015. The net proceeds under these sales were used to pay down amounts outstanding under the Revolving Credit Facility (as defined below). As a part of the sale, the Company is no longer liable for asset retirement obligations of $8.1 million at December 31, 2015.

Divestiture of Howard and Martin County Properties

In May 2015, the Company sold its Howard and Martin County properties in the Permian Basin for approximately $42 million. The sale was consummated on May 1, 2015, with an effective date of March 1, 2015. The net proceeds under these sales were used to pay down amounts outstanding under the Revolving Credit Facility (as defined below). As part of the sale, the Company is no longer liable for asset retirement obligations of $1.3 million at December 31, 2015.

The unaudited pro forma financial information for the year ended December 31, 2015 reflects Resolute’s 2015 results as if the Gardendale, Hilight Field, and Howard and Martin County properties were sold on January 1, 2015 (in thousands, except per share amounts):

2015
Total revenue	$123,830
Loss from operations	(775,872)
Net loss	(730,381)
Basic and diluted net loss per common share	$(9.75)

Divestiture of New Home Properties

In June 2013, the Company entered into a purchase and sale agreement with HRC Energy, LLC, a Colorado limited liability company, and a wholly-owned subsidiary of Halcón Resources Corporation, a Delaware corporation, effective March 1, 2013, to dispose of certain Bakken properties located in Williams County, North Dakota (the “New Home Properties”) and other non-operated Bakken properties for proceeds of $70.1 million. The transaction closed on July 15, 2013 and net proceeds received were recorded as a reduction to the capitalized costs of the Company’s oil and gas properties.

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

The Company has completed its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the following table presents the final purchase price allocation of the Permian Acquisitions at December 31, 2013, based on the fair values of assets acquired and liabilities assumed (in thousands):

2013
Proved oil and gas properties	$93,000
Unproved oil and gas properties	167,000
Asset retirement obligations assumed	(2,000)
Total purchase price	$258,000

Pro Forma Financial Information

The unaudited pro forma consolidated financial information in the table below summarizes the results of operations of the Company as though the purchase of the Option Properties in March 2013 had occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Permian Acquisitions had taken place at the beginning of the earliest periods presented or that may result in the future. The pro forma adjustments made utilize certain assumptions that Resolute believes are reasonable based on the available information.

The unaudited pro forma financial information for the year ended December 31, 2013 combines the historical results of the Permian Acquisitions and Resolute (in thousands, except per share amounts):

2013
Revenue	$360,837
Revenue in excess of operating expenses	215,273
Net income (loss)	(111,243)
Basic and diluted net income (loss) per share	$(1.63)

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Twelve Months Ended December 31,
	2015	2014	2013
Potential dilutive restricted stock	1,779	2,973	2,529
Anti-dilutive securities	4,901	27,523	35,569

The following table sets forth the 2015, 2014 and 2013 computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	2015	2014	2013
Net loss	$(742,279)	$(21,850)	$(113,806)

Basic weighted average common shares outstanding	74,932	73,798	68,260
Add: dilutive effect of non-vested restricted stock	—	—	—
Diluted weighted average common shares outstanding	74,932	73,798	68,260

Basic and diluted net loss per common share	$(9.91)	$(0.30)	$(1.67)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2015
Revolving credit facility	$—	$—	$(2,121)	$(2,121)
Secured term loan facility	128,303	(7,223)	(2,136)	118,944
8.50% senior notes	400,000	1,233	(5,182)	396,051
Total long-term debt	$528,303	$(5,990)	$(9,439)	$512,874

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2014
Revolving credit facility	$235,000	$—	$(3,064)	$231,936
Secured term loan facility	150,000	(10,500)	(4,807)	134,693
8.50% senior notes	400,000	1,461	(6,654)	394,807
Total	$785,000	$(9,039)	$(14,525)	$761,436
Current portion of secured term loan facility				1,494
Long-term debt				$759,942

Unamortized deferred financing costs associated with the revolving credit facility at December 31, 2015, have been included in other assets. For the years ended December 31, 2015, 2014, and 2013, the Company incurred interest expense on long-term debt of $70.3 million, $46.4 million and $45.2 million, respectively. The Company capitalized $6.0 million, $14.9 million and $15.9 million of interest expense during the years ended December 31, 2015, 2014 and 2013, respectively.

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

In December 2014 Resolute entered into the Eleventh Amendment to the amended and restated Revolving Credit Facility agreement that, among other things, conformed the covenant package in the Revolving Credit Facility to that of the Secured Term Loan Facility (defined below). The covenants require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0 for any fiscal quarter ending on or after December 31, 2015, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility and our Secured Term Loan Facility also require us to enter into derivative agreements covering at least 70% of our anticipated production from proved developed producing properties on a rolling twenty four month basis, but prohibit us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the subsequent two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period, using economic parameters specified in our Revolving Credit Facility.

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

In December 2015 the Company completed the sale of its Gardendale oil and gas properties in the Midland Basin in Midland and Ector countries, Texas. In connection with the Gardendale Sale, the Company’s borrowing base under its Revolving Credit Facility was reduced by $20 million to $145 million.

As of December 31, 2015, outstanding borrowings under the Revolving Credit Facility were $0, under a borrowing base of $145 million. The borrowing base availability had been reduced by $3.1 million in conjunction with letters of credit issued at December 31, 2015.

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

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with all material terms and covenants of the Revolving Credit Facility at December 31, 2015.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.1 to 1.0, rising over time to 1.5 to 1.0 for any fiscal quarter ending on or after December 31, 2015, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Resolute was in compliance with all material terms and covenants of the Secured Term Loan Facility at December 31, 2015.

The Company may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales after any mandatory repayment of first lien debt, subject to a limited right to reinvest proceeds in oil and gas activities and subject to the right of the lenders to waive prepayment. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. However, in connection with the Twelfth Amendment to the amended and restated Revolving Credit Facility agreement described above, the mandatory prepayment of Secured Term Loan Facility debt under the Howard and Martin County properties sale was waived. Furthermore, in connection with the Powder River Basin sale, on October 5, 2015, the Company also entered into a letter agreement under the Company’s Secured Term Loan Facility, pursuant to which the mandatory prepayment of Secured Term Loan Facility debt was waived. During December 2015, the Company retired $70 million of the amount outstanding under the Secured Term Loan Facility following the sale of the Gardendale interests in Midland Basin on December 22, 2015.

Due to the lack of an active market, quoted market prices for the Company’s Secured Term Loan Facility or similar debt are not available.  The Company used valuation techniques that relied on unobservable inputs, current information including LIBOR interest rates and the specific terms of the Secured Term Loan Facility to estimate the fair value (a Level 3 fair value measurement).  The fair value of the Company’s Secured Term Loan Facility at December 31, 2015, was estimated to be $121.1 million, which approximates the principal less the unamortized discount.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company, the Company’s existing subsidiaries (the “Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Notes for publically registered Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the Trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the Trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of December 31, 2015.

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

The fair value of the Senior Notes at December 31, 2015, was estimated to be $177.9 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

The following table summarizes the components of the provision for income taxes (in thousands):

	2015	2014	2013
Current income tax benefit	$—	$—	$16
Deferred income tax benefit	22,354	4,140	64,663
Total income tax benefit	$22,354	$4,140	$64,679

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to state income taxes and estimated permanent differences as follows (in thousands):

	2015	2014	2013
Expected statutory income tax benefit	$267,621	$9,097	$62,470
State income tax benefit	13,394	480	3,254
Equity compensation	(4,822)	(4,273)	(2,031)
Non-deductible executive compensation	—	(468)	(54)
Prior Year True Up net	4	(163)	12
Valuation allowance	(253,592)	—	—
Other	(251)	(533)	1,028
Total income tax benefit	$22,354	$4,140	$64,679

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below (in thousands):

	December 31,
	2015	2014
Deferred income tax assets (liabilities):
Derivative financial instruments	(35,481)	(41,645)
Net operating loss carryovers	183,964	97,022
Asset retirement obligation	7,118	11,596
Startup and organization costs	122	140
Deferred acquisition costs	45	45
Percentage depletion	1,360	1,341
Property and equipment costs	91,937	(95,379)
Equity compensation	3,342	3,947
Other	1,185	579
Valuation allowance	(253,592)	—
Total long term assets (liabilities)	—	(22,354)
Net deferred tax asset (liability)	$—	$(22,354)

The Company has U.S. net operating loss carry forwards of $505 million at December 31, 2015, which will begin expiring in 2026. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company's analysis, it was concluded that as of December 31, 2015 a valuation allowance should be established against the Company's deferred tax asset. The Company recorded a valuation allowance as of December 31, 2015 of $253.5 million on its deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

The Company adopted the accounting for uncertain tax positions per FASB ASC Topic 740, Accounting for Income Taxes, from inception. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance requires that the Company recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740.10, the Company performed a comprehensive review of our material tax positions. This guidance had no effect on the Company's financial position, cash flows or results of operations at 2015, 2014 or 2013 as the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest or penalties related to uncertain tax positions as of December 31, 2015, 2014 or 2013.

The Company early adopted ASU No. 2015-17, Income Tax (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company applied this ASU retrospectively to all periods presented.

The Company is subject to the following material taxing jurisdictions: U.S. federal, Colorado, Texas and Utah. The tax years that remain open to examination by the Internal Revenue Service are the years 2011 through 2015. The tax years that remain open to examination by state taxing authorities are 2010 through 2015.

Note 7 — Stockholders’ Equity and Equity Based Awards

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of December 31, 2015 or December 31, 2014.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At December 31, 2015 and 2014, the Company had 77,210,735 and 77,634,737 shares of common stock issued and outstanding, respectively.

During the second quarter 2013, the Company issued 13.3 million shares of common stock in a public offering at $8.00 per share for net proceeds of $101.8 million, after underwriting discounts and commissions. The net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility.

During 2015, 2014 and 2013, no warrants were repurchased. During 2015, 2014 and 2012, no warrants were exercised. At December 31, 2014, no warrants remain outstanding as all warrants expired on September 25, 2014.

 Resolute’s common stock trading price is currently below the $1.00 per share minimum price requirement of the New York Stock Exchange (the “NYSE”).  The Company had been in non-compliance with the $1.00 per share requirement in early 2015 and subsequently received approval by its stockholders to effect a reverse stock split of our common stock at any time prior to December 31, 2015.  That prior period of non-compliance was cured in June 2015 through higher trading prices for the common stock.  The Company was again notified of non-compliance with the $1.00 per share requirement in July 2015.  In consultation with the NYSE, the Company confirmed that NYSE policies permit the Company a period up until the 2016 annual stockholder meeting to bring the trading price of the Company’s common stock back up to the $1.00 continued listing standard.  As such, the Company determined not to undertake the reverse stock split prior to year-end 2015.  In the event that the trading price of the Company’s common stock does not increase as a result of market improvement before the 2016 annual stockholder meeting, then, in order to maintain its listing the Company will pursue approval by its stockholders of a reverse stock split, and consummate the reverse stock split promptly following the 2016 annual meeting.

Resolute also received notification on November 30, 2015, from the NYSE that the Company’s market capitalization was below the NYSE’s continued listing standard.  The Company is considered below criteria established by the NYSE because the Company’s average market capitalization fell below $50 million over a trailing consecutive 30 trading-day period and its last reported stockholders’ equity was less than $50 million.  In accordance with NYSE procedures, the Company had 45 days from the receipt of the notice to submit a business plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within eighteen months.  Resolute developed and submitted such a business plan within the required time frame and the NYSE accepted the plan.  The Company will be subject to quarterly monitoring for compliance with the business plan and the Company’s common stock will continue to trade on the NYSE during the eighteen month period, subject to the Company’s compliance with other NYSE continued listing requirements.  The NYSE may choose to shorten the usual compliance period if prior to the end of the eighteen months the Company’s market capitalization is over $50 million for two consecutive quarters.

Long-Term Employee Incentive Plan

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

On July 31, 2009, the Company adopted the Incentive Plan, providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of shares of common stock that may be issued under the Incentive Plan is 12,257,744 (which includes the additional 3,100,000 shares under Amendment No. 2 to the incentive plan approved by the Company’s stockholders on June 8, 2015).

On May 5, the Board and its Compensation Committee approved a long-term incentive program for 2015 under the Incentive Plan consisting of grants of (i) options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $1.35 per share and a ten year term, (ii) time-vested restricted cash awards of $5.2 million, vesting in equal annual installments on each of the first three anniversaries of the date of grant, and (iii) performance-vested restricted cash awards of $2.9 million, as described below.

On September 14, 2015, the Board and its Compensation Committee approved a grant consistent with the terms defined above of options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $0.42 per share and a ten year term.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock option awards	$365	$—	$—
Time-based restricted stock awards	9,067	12,101	11,023
Stock appreciation awards	45	240	751
TSR awards	2,848	3,990	3,150
Time-based restricted cash awards	959	—	—
Performance-based restricted cash awards	225	—	—
Total Incentive Plan compensation expense	$13,509	$16,331	$14,924

As of December 31, 2015, the Company held unrecognized share-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Stock option awards	$5,320	2.3
Time-based restricted stock awards	1,662	0.9
TSR awards	1,326	0.8
Total unrecognized compensation expense	$8,308

In February 2016, the Board of Directors and Compensation Committee of the Company approved long-term incentive awards to employees and non-employee directors for 2016 consisting of a combination of stock options, cash-settled stock appreciation rights and restricted cash grants under the Incentive Plan.  The 2016 long-term incentive awards to employees and non-employee directors consisted of grants of (i) options to purchase 3,700,000 shares of common stock of the Company with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, with exercise prices of $0.53 per share (as to 1,669,606 shares) and $0.583 per share (as to 2,030,394 shares), (ii) 8,514,381 cash-settled stock appreciation rights with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, with a base price of $0.53 per share (as to 2,431,964 rights) and $0.583 per share (as to 6,082,417 rights), (iii) $5,310,000 time-vested restricted cash awards, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, and (iv) 225,748 shares of restricted stock vesting on March 8, 2017.

Equity Awards

Equity awards consist of service-based and performance-based restricted stock and stock options under the Incentive Plan.

Stock Option Awards

Options issued to employees to purchase shares of common stock vest in three equal annual installments at specified dates based on continued employment with a ten year term. The compensation expense to be recognized for the option awards was measured based on the Company’s estimated fair value at the date of grant using a Black-Scholes pricing model as well as an estimated forfeiture rate of 10%, no dividends, expected stock price volatility ranging from 63% to 67%, and a risk free rate ranging between 2.06% to 2.27%. During the year ended December 31, 2015, the Company granted 2,043,002 options, with a weighted-average exercise price of $1.28 per share, to employees to purchase shares of common stock, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested option awards for the periods presented:

	2015
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	—	$—
Granted	2,043,002	0.92
Vested	—	—
Forfeited	(60,500)	0.97
Non-vested, end of period	1,982,502	$0.92

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three or four equal annual installments at specified dates based on continued employment. Shares issued to non-employee directors vest in one year based on continued services. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 20% which are updated periodically based on actual employee turnover. During the year ended December 31, 2015, the Company granted 160,500 shares of time-based restricted stock to employees and non-employee directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the periods presented:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of period	2,497,830	$9.43	2,005,721	$10.62	1,176,890	$12.00
Granted	160,500	1.35	1,595,535	8.86	1,570,393	10.31
Vested	(1,110,683)	9.56	(819,615)	10.87	(559,763)	12.47
Forfeited	(118,673)	8.80	(283,811)	9.65	(181,799)	11.15
Non-vested, end of period	1,428,974	$8.42	2,497,830	$9.43	2,005,721	$10.62

Stock Appreciation Awards

For grants made through year-end 2012, performance-based shares generally vest in equal tranches beginning on December 31 of the year of the grant if there has been a 10% annual appreciation in the trading price of the Company’s common stock, compounded annually, from the twenty trading day average stock price ended on December 31 of the year prior to the grant (which was $11.639 for 2012 grants). At the end of each year, the twenty trading day average stock price will be measured, and if the 10% threshold is met, the stock subject to the performance criteria will vest. If the 10% threshold is not met, shares that have not vested will be carried forward to the following year subject to a four year maximum vesting period. These awards are referred to as “Stock Appreciation Awards.” At December 31, 2015, 2014 and 2013, 257,659, 156,793 and 390,174 of the Stock Appreciation Awards, respectively, were forfeited by their holders as the four year maximum vesting period for the grants had expired and the 10% threshold had not been met.

The following table summarizes the changes in non-vested Stock Appreciation Awards for the periods presented:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of period	266,652	$3.95	444,571	$7.60	895,892	$8.43
Granted	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	(8,993)	3.75	(21,126)	7.04	(61,147)	7.82
Expired	(257,659)	3.96	(156,793)	13.89	(390,174)	9.38
Non-vested, end of period	—	$—	266,652	$3.95	444,571	$7.60

TSR Awards

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

The compensation expense to be recognized for the TSR Awards and Stock Appreciation Awards was measured based on the estimated fair value at the date of grant using a Monte Carlo simulation model and utilizes an estimated forfeiture rate of 4% which is updated periodically based on actual employee turnover.

The valuation model for the Performance-Based Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2013	35.0%	0%	0.42%
2014	39.4%	0%	0.69%

The following table summarized changes in non-vested TSR Awards for the periods presented:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of period	764,598	$14.26	340,166	$15.91	—	$—
Granted	—	—	487,819	13.32	354,517	15.91
Vested	—	—	(63,387)	15.91	—	—
Forfeited	—	—	—	—	(14,351)	15.91
Non-vested, end of period	764,598	$14.26	764,598	$14.26	340,166	$15.91

Liability Awards

Liability awards consist of awards that are settled in cash instead of shares, as discussed below.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. Time based restricted cash issued to non-employee directors vest in one year based on continued service. The compensation expense to be recognized for the time-based restricted cash awards was measured utilizing an estimated forfeiture rate of 15% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of December 31, 2015, was $4.4 million, of which $1.0 million has been accrued.

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

The fair value of the performance-based restricted cash awards as of grant date and December 31, 2015, was $0.9 million and $0.6 million, respectively, of which $0.2 million has been accrued at year end based upon the three-year vesting. The fair value was estimated using an option pricing model for a cash or nothing call, an estimated forfeiture rate of 5% and an average effective term of seven years. As the fair value of liability awards is required to be re-measured at each period end, amounts recognized in future periods will vary.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	December 31,
	2015	2014
Asset retirement obligations at beginning of period	$31,340	$31,989
Additional liability incurred / acquired	96	144
Accretion expense	2,740	2,576
Liabilities settled	(15,177)	(1,282)
Revisions to previous estimates	239	(2,087)
Asset retirement obligations at end of period	19,238	31,340
Less: current asset retirement obligations	(891)	(327)
Long-term asset retirement obligations	$18,347	$31,013

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

As of December 31, 2015, the fair value of the Company’s commodity derivatives was a net asset of $95.9 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of December 31, 2015:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
Jan – Dec 2016	6,500	$80.42	—	$—
July – Dec 2016	75	$52.75	5,100	$2.975
Jan – June 2017	65	$54.75	2,400	$3.083

The following table represents Resolute’s three-way oil collar contracts as of December 31, 2015:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
Remaining Term	Bbl per Day	Short Put Price per Bbl	Floor Price per Bbl	Ceiling Price per Bbl
Jan – Dec 2017	1,000	$45.00	$60.00	$71.73

Subsequent to December 31, 2015, Resolute entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Commodity Swap	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
Apr - June 2016	—	—	4,600	$1.805
Jan - Dec 2017	1,000	$49.00	—	—
Jan - Mar 2017	—	—	1,600	$2.488
Apr - June 2017	—	—	1,700	$2.327

		Gas (NYMEX Henry Hub)
Two -Way Collar		MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
July - Sept 2017		3,250	$2.25	$2.53
Oct - Dec 2017		3,250	$2.25	$2.75

			Oil (NYMEX WTI)
Oil Call Contract			Bbl per Day	Sold Call Price
Jan - Dec 2018			1,100	$50.00

Resolute does not offset the fair value amounts of derivative assets and liabilities with the same counterparty for financial reporting purposes. See Note 10 for the location and fair value amounts of Resolute’s commodity derivative instruments reported in the consolidated balance sheets at December 31, 2015 and 2014.

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of income (in thousands):

	2015	2014	2013
Other income (expense):
Commodity derivative settlements	$93,150	$(4,988)	$(35,812)
Mark-to-market gain	(16,658)	123,129	20,476
Commodity derivative instruments gain (loss)	$76,492	$118,141	$(15,336)

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

The maximum amount of loss in the event of all counterparties defaulting is $95.9 million as of December 31, 2015, due to the set off provisions noted above.

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

As of December 31, 2015, Resolute’s commodity derivative instruments were required to be measured at fair value on a recurring basis. Resolute used the income approach in determining the fair value of its derivative instruments, utilizing present value techniques for valuing its swaps and basis swaps and option-pricing models for valuing its options. Inputs to these valuation techniques include published forward index prices, volatilities, and credit risk considerations, including the incorporation of published interest rates and credit spreads. Substantially all of these inputs are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the valuation hierarchy.

The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2015, and December 31, 2014 (in thousands):

	Level 2
	December 31, 2015	December 31, 2014
Assets
Derivative instruments, current	$92,431	$72,753
Derivative instruments, long term	3,463	39,799
Total assets	$95,894	$112,552

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

Future minimum CO2 purchase commitments as of December 31, 2015, under this purchase agreement, based on prices and volumes in effect at December 31, 2015, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2016	12,078
2017	546
Total	$12,624

Operating Leases

Rental payments expensed under operating leases for office facilities were approximately $1.1 million, $1.6 million and $2.0 million during 2015, 2014 and 2013, respectively. Net rental payments expensed under operating leases for compressors and other oilfield equipment were approximately $1.9 million, $2.6 million and $2.9 million during 2015, 2014 and 2013, respectively.

Future payments for the Company’s office facilities, equipment leases and vehicle leases under these operating lease agreements, as of December 31, 2015, are as follows (in thousands):

Year	Office Lease Rentals	Field Equipment Rentals	Vehicle Lease Rentals	Total
2016	$1,832	$4,782	$766	$7,380
2017	1,699	1,275	346	3,320
2018	1,560	—	107	1,667
2019 and thereafter	4,390	—	10	4,400
Total	$9,481	$6,057	$1,229	$16,767

Escrow Funding Agreement

Under the terms of Resolute’s predecessor Company’s purchase of working interests in Aneth Field from ExxonMobil Corporation (the “ExxonMobil Properties”) in 2006, Resolute and NNOGC were required to fund an escrow account sufficient to complete abandonment, well plugging, site restoration and related obligations arising from ownership of the acquired interests. The contribution net to the Company’s working interest, is included in “other assets: restricted cash” in the consolidated balance sheets at December 31, 2015 and 2014. The Company is required to make additional deposits to the escrow account annually. In 2016, Resolute must fund approximately $1.6 million. In years after 2016, the Company must fund additional payments averaging approximately $0.9 million per year until 2031. Total contributions from the date of acquisition through 2031 will aggregate $26.0 million. Annual interest earned in the escrow account, if any, becomes part of the balance and reduces the payment amount required for funding the escrow account each year. As of December 31, 2015, the Company has funded the 2015 annual contractual amount of approximately $1.6 million required to meet its future obligation.

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

Note 12 — Supplemental Oil and Gas Information (unaudited)

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

Costs incurred during 2015, 2014 and 2013 related to oil and gas property acquisition, exploration and development activities, including the fair value of oil and gas properties acquired are summarized as follows (in thousands):

	2015	2014	2013
Acquisition costs
Proved	$—	$—	$155,958
Unproved	6,583	7,007	121,362
Exploration costs	13,764	111,769	150,072
Development costs*	39,883	50,291	97,308
Total	$60,230	$169,067	$524,700

*	Includes $8.9 million, $16.3 million and $20.0 million of acquired CO2 during 2015, 2014 and 2013, respectively.

Capitalized Costs of Oil and Gas Properties

Net capitalized costs related to Resolute’s oil and gas producing activities at December 31, 2015 and December 31, 2014 were as follows (in thousands):

	2015	2014
Proved oil and gas properties	$1,732,707	$1,706,847
Unevaluated oil and gas properties, not subject to amortization	21,264	270,375
Accumulated depletion, depreciation and amortization	(1,534,479)	(738,979)
Oil and gas properties, net	$219,492	$1,238,243

Oil and Gas Reserve Quantities

The reserve data as of December 31, 2015, was prepared by Resolute. Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum engineers, audited all properties. Users of this information should be aware that the process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions to be made in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure reserves estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Presented below is a summary of the changes in estimated reserves (in thousands):

				Oil Equivalent
	Oil (Bbl)	Gas (MMcf)	NGL (Bbl)	(Boe)(1)
Proved reserves as of January 1, 2013	62,557	47,721	8,264	78,774
Purchase of minerals in place	4,592	10,821	1,422	7,818
Production	(3,499)	(4,565)	(207)	(4,467)
Extensions, discoveries and other additions (2)	4,038	6,128	746	5,805
Sales of minerals in place	(5,124)	(3,379)	(219)	(5,906)
Revisions of previous estimates (3)	(15,053)	(14,337)	(5,189)	(22,630)
Proved reserves as of December 31, 2013	47,511	42,389	4,817	59,394
Purchase of minerals in place	—	—	—	—
Production	(3,489)	(6,942)	—	(4,647)
Extensions, discoveries and other additions (2)	25,756	10,128	1,357	28,800
Sales of minerals in place	(215)	(26)	(5)	(224)
Revisions of previous estimates	(5,848)	(8,751)	(1,799)	(9,105)
Proved reserves as of December 31, 2014	63,715	36,798	4,370	74,218
Purchase of minerals in place	—	—	—	—
Production	(3,270)	(5,193)	(400)	(4,535)
Extensions, discoveries and other additions (2)	1,965	8,208	1,269	4,602
Sales of minerals in place	(5,289)	(23,674)	(2,837)	(12,072)
Revisions of previous estimates	(28,373)	(2,279)	(341)	(29,093)
Proved reserves as of December 31, 2015	28,748	13,860	2,061	33,120
Proved developed reserves:
As of December 31, 2015	25,672	7,098	1,019	27,874
As of December 31, 2014	34,359	25,775	2,791	41,446
As of December 31, 2013	38,791	29,488	3,136	46,842
Proved undeveloped reserves:
As of December 31, 2015	3,076	6,761	1,043	5,246
As of December 31, 2014	29,356	11,023	1,579	32,772
As of December 31, 2013	8,720	12,901	1,681	12,552

1)

In accordance with SEC and Financial Accounting Standards Board (“FASB”) requirements, our estimated net proved reserves and standardized measure at December 31, 2015, 2014 and 2013, utilized prices (subsequently adjusted for quality and basis differentials) of an average NYMEX West Texas Intermediate oil price of $50.28, $94.99 and $96.94 per Bbl for the Aneth Properties and Plains Marketing, L.P. posted West Texas Intermediate oil price of $46.79, $91.48 and $93.42 per Bbl for the Permian Properties, and an average Henry Hub spot market gas price of $2.59, $4.35 and $3.67 per one MMBtu of gas, respectively.

2)

Extensions, discoveries and other additions in 2015 are associated with the Permian drilling program in Reeves County resulting in 576 MBoe added to proved developed producing reserves from drilling proved locations, and 970 MBoe from successful drilling of non-proved locations. Furthermore, these successful wells created additional proved undeveloped offset locations carrying 3,632 MBoe reserves. Extensions, discoveries and other additions in 2014 were primarily associated with reinstatement of CO2 enhanced recovery projects that were removed for year-end 2013 reporting to comply with the SEC five-year rule pertaining to undeveloped reserves. Approximately 21.1 MMBoe had been reinstated as proved undeveloped all comprised of four named CO2 injection projects identified in the Aneth Field Properties: 8.9 MMBoe for Aneth Unit Phase 4 CO2 injection, 3.0 MMBoe for McElmo Unit DCIIC CO2 injection, 4.9 MMBoe for Ratherford DCIA CO2 injection and 4.3 MMBoe for Ratherford DCIIC CO2 injection. Additionally, the Permian Basin and Powder River Basin properties held active drilling programs in 2014 resulting in 1.7 MMBoe added to proved developed producing from successful drilling of non-proved locations. Furthermore, these successful wells created additional proved undeveloped offset locations carrying 6.0 MMBoe reserves.

3)

Decreases in proved reserves associated with revisions of previous estimates resulted primarily from reduced product pricing. Deferral of the Aneth CO2 projects decreased proved undeveloped reserves by approximately 22,786 MBoe, offset by approximately 4,602 MBoe converted to proved during 2015 in the Permian. The deferred projects will again be eligible as proved undeveloped reserves in the future, at such time as management adopts a definitive plan to complete the projects and improved product pricing renders them economic under SEC rules. In 2014 decreases in proved reserves associated with revisions of previous estimates resulted from management’s decision to allocate more of its 2014 capital expenditures towards exploitation drilling of higher rate-of-return horizontal wells in the Permian Basin and less capital towards development projects in Aneth Field. Deferral of these projects to 2015 and beyond decreased proved undeveloped reserves by approximately 25 MMBoe, as these projects were no longer expected to be converted to developed reserves within five years after their initial recognition as proved reserves as required under SEC rules, offset by approximately 3 MMBoe converted to proved developed during 2013.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

The following summarizes the policies used in the preparation of the accompanying oil and gas reserves disclosures, standardized measures of discounted future net cash flows from proved oil and gas reserves and the reconciliations of standardized measures at December 31, 2015. The information disclosed is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to Resolute’s interest in oil and gas properties as of December 31, 2015. Proved reserves are estimated quantities of oil and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

	December 31,
	2015	2014	2013
	(in thousands)
Future cash inflows	$1,293,000	$5,858,000	$4,647,000
Future production costs	(774,000)	(2,719,000)	(2,050,000)
Future development costs	(180,000)	(1,008,000)	(547,000)
Future income taxes	—	(412,000)	(398,000)
Future net cash flows	339,000	1,719,000	1,652,000
10% annual discount for estimated timing of cash flows	(140,000)	(886,000)	(759,000)
Standardized measure of discounted future net cash flows	$199,000	$833,000	$893,000

The principal sources of change in the standardized measure of discounted future net cash flows are:

	December 31,
	2015	2014	2013
	(in thousands)
Standardized measure, beginning of year	$833,000	$893,000	$872,000
Sales of oil and gas produced, net of production costs	(181,000)	(196,000)	(206,000)
Net changes in prices and production costs	(917,000)	(191,000)	61,000
Purchases of minerals in place	—	—	106,000
Sales of minerals in place	(134,000)	(6,000)	(84,000)
Previously estimated development costs incurred during the year	33,000	49,000	89,000
Extensions, discoveries and improved recovery	13,000	207,000	111,000
Changes in estimated future development costs	119,000	(13,000)	(64,000)
Revisions of previous quantity estimates	196,000	(16,000)	(203,000)
Accretion of discount	70,000	89,000	79,000
Net change in income taxes	104,000	44,000	67,000
Changes in timing and other	63,000	(27,000)	65,000
Standardized measure, end of year	$199,000	$833,000	$893,000

Note 13 — Quarterly Financial Data (unaudited)

The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2015 and 2014 (in thousands except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Year Ended December 31, 2015
Revenue	$41,133	$48,396	$36,617	$28,498
Operating expenses	(285,469)	(270,291)	(253,484)	(122,104)
Income (loss) from operations	(244,336)	(221,895)	(216,867)	(93,606)
Net income (loss)	(208,222)	(259,107)	(182,770)	(92,180)
Earnings (loss) per common share:
Basic	$(2.80)	$(3.46)	$(2.44)	$(1.23)
Diluted	$(2.80)	$(3.46)	$(2.44)	$(1.23)
Weighted average common shares outstanding:
Basic	74,284	74,826	74,857	74,897
Diluted	74,284	74,826	74,857	74,897

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Year Ended December 31, 2014:
Revenue	$90,878	$88,459	$84,102	$65,932
Operating expenses	(79,803)	(81,527)	(81,384)	(199,331)
Income (loss) from operations	11,075	6,932	2,718	(133,399)
Net income (loss)	(3,548)	(16,120)	14,966	(17,148)
Earnings (loss) per common share:
Basic	$(0.05)	$(0.22)	$0.20	$(0.23)
Diluted	$(0.05)	$(0.22)	$0.20	$(0.23)
Weighted average common shares outstanding:
Basic	73,540	73,843	73,886	73,917
Diluted	73,540	73,843	74,050	73,917