Form 10-Q
period 2016-03-31
Resolute Energy Corp
filed 2016-05-10
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, 77,048,763 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, our production and cost guidance for 2016; anticipated capital expenditures in 2016 and the sources of such funding; availability of alternative oil purchase markets and oil takeaway systems; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to evaluate and pursue liquidity enhancing and de-levering transactions, including a mid-stream asset monetization, joint ventures and asset sales; liquidity and availability of capital including projections of free cash flow; additional future potential full cost ceiling impairments; future downward adjustments in estimated proved reserves as a result of low commodity prices; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, the rates of return on such projects and the resource potential of such projects; and the prospectivity of our properties and acreage.  Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily, although not exclusively, located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2015, and such things as:

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

•	our relationship with the local communities in the areas where we operate;
•	the availability of water and our ability to adequately treat and dispose of water while and after drilling and completing wells;
•	regulation of salt water injection intended to address seismic activity;
•	the concentration of our producing properties in a limited number of geographic areas;
•	potential changes to regulations affecting derivatives instruments;
•	environmental liabilities under existing or future laws and regulations;
•	the impact of climate change regulations on oil and gas production and demand;
•	potential changes in income tax deduction and credits currently available to the oil and gas industry;
•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
•	competition in the oil and gas industry and failure to keep pace with technological development;
•	developments in oil and gas producing countries;
•	risks relating to our joint interest partners’ and other counterparties’ inability to fulfill their contractual commitments;
•	loss of senior management or key technical personnel;
•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;
•	potential power supply limitations in the electrical infrastructure serving Aneth Field;
•	timing of installation of gathering infrastructure in areas of new exploration and development;
•	potential breakdown of equipment and machinery relating to the Aneth compression facility;
•	losses possible from pending or future litigation;
•	cybersecurity risks;
•	risks related to our common stock including potential delisting from the NYSE, complication of “penny stock” rules and potential declines in our stock prices and dilution to stockholders;

•

the risk of a transaction that could trigger a change of control under our debt agreements and the higher likelihood of such a transaction of such a transaction occurring due to our current low stock price;

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

SEC rules prohibit us from including resource estimates in our public filings with the SEC. Our potential resource estimates include estimates of hydrocarbon quantities for (i) new areas for which we do not have sufficient information to date to classify as proved, probable or possible reserves, (ii) other areas to take into account the level of certainty of recovery of the resources and (iii) uneconomic proved, probable or possible reserves. Potential resource estimates do not take into account the certainty of resource recovery and are therefore not indicative of the expected future recovery and should not be relied upon for such purpose. Potential resources might never be recovered and are contingent on exploration success, technical improvements in drilling access, commerciality and other factors. In our press releases and investor presentations, we sometimes include estimates of quantities of oil and gas using certain terms, such as “resource,” “resource potential,” “EUR,” “oil in place,” or other descriptions of volumes of reserves, which terms include quantities of oil and gas that may not meet the SEC definition of proved, probable and possible reserves. These estimates are by their nature more speculative than estimates of proved reserves and accordingly are subject to substantially greater risk of being recovered. The Company believes its potential resource estimates are reasonable, but such estimates have not been reviewed by independent engineers. Furthermore, estimates of potential resources may change significantly as development provides additional data, and actual quantities that are ultimately recovered may differ substantially from prior estimates.

Finally, 24-hour peak IP rates and 30-day peak IP rates for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history and not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose. Equally, the way we calculate and report 24-hour and 30-day peak IP rates and the methodologies employed by others may not be consistent, and thus the values reported may not be directly and meaningfully comparable.

You are urged to consider closely the disclosure in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, in particular the factors described under “Risk Factors.”

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,921	$9,297
Accounts receivable	34,801	37,100
Commodity derivative instruments	71,035	92,431
Prepaid expenses and other current assets	1,261	1,387
Total current assets	110,018	140,215
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	27,733	21,264
Proved	1,755,485	1,732,707
Other property and equipment	9,678	9,648
Accumulated depletion, depreciation and amortization	(1,608,370)	(1,540,447)
Net property and equipment	184,526	223,172
Other assets:
Restricted cash	21,498	21,497
Commodity derivative instruments	3,664	3,463
Other assets	1,995	2,636
Total assets	$321,701	$390,983
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,775	$7,101
Accrued expenses	40,816	45,496
Accrued interest payable	14,261	5,764
Asset retirement obligations	1,068	891
Commodity derivative instruments	120	—
Total current liabilities	69,040	59,252
Long term liabilities:
Secured term loan facility	119,723	118,944
Senior notes	396,340	396,051
Asset retirement obligations	18,614	18,347
Commodity derivative instruments	2,592	—
Other long term liabilities	1,688	1,670
Total liabilities	607,997	594,264
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 77,055,646 and 77,210,735 shares at March 31, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	661,415	659,118
Accumulated deficit	(947,719)	(862,407)
Total stockholders’ deficit	(286,296)	(203,281)
Total liabilities and stockholders’ deficit	$321,701	$390,983

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Oil	$17,795	$36,344
Gas	978	3,814
Natural gas liquids	229	975
Total revenue	19,002	41,133
Operating expenses:
Lease operating	13,817	20,356
Production and ad valorem taxes	3,142	5,890
Depletion, depreciation, amortization, and asset retirement obligation accretion	10,361	31,912
Impairment of proved oil and gas properties	58,000	220,000
General and administrative	8,968	7,311
Cash-settled incentive awards	798	—
Total operating expenses	95,086	285,469
Loss from operations	(76,084)	(244,336)
Other income (expense):
Interest expense, net	(13,075)	(11,156)
Commodity derivative instruments gain	3,841	24,910
Other income	6	6
Total other income (expense)	(9,228)	13,760
Loss before income taxes	(85,312)	(230,576)
Income tax benefit (expense)	—	22,354
Net loss	$(85,312)	$(208,222)
Net loss per common share:
Basic and diluted	$(1.13)	$(2.80)
Weighted average common shares outstanding:
Basic and diluted	75,182	74,284

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2016	77,211	$8	$659,118	$(862,407)	$(203,281)
Issuance of stock, restricted stock and share-based compensation	226	—	2,357	—	2,357
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(381)	—	(60)	—	(60)
Net loss	—	—	—	(85,312)	(85,312)
Balance as of March 31, 2016	77,056	$8	$661,415	$(947,719)	$(286,296)

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(85,312)	$(208,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	10,361	31,912
Impairment of proved oil and gas properties	58,000	220,000
Amortization of deferred financing costs and long-term debt premium and discount	1,303	1,497
Share-based compensation	2,324	3,034
Commodity derivative instruments gain	(3,841)	(24,910)
Commodity derivative settlement gains	27,748	24,190
Deferred income tax benefit	—	(22,354)
Change in operating assets and liabilities:
Accounts receivable	2,332	12,872
Other current assets	126	(66)
Accounts payable and accrued expenses	(5,001)	(15,820)
Accrued interest payable	8,497	8,500
Net cash provided by operating activities	16,537	30,633
Investing activities:
Oil and gas exploration and development expenditures	(23,001)	(34,054)
Proceeds from sale of oil and gas properties and other	166	518
Purchase of other property and equipment	(30)	(32)
Restricted cash	(1)	(1,636)
Other	13	13
Net cash used in investing activities	(22,853)	(35,191)
Financing activities:
Proceeds from bank borrowings	—	60,000
Repayments of borrowings	—	(55,375)
Payment of financing costs	—	(3,687)
Redemption of restricted stock for employee income taxes	(60)	(152)
Net cash provided by (used in) financing activities	(60)	786
Net decrease in cash and cash equivalents	(6,376)	(3,772)
Cash and cash equivalents at beginning of period	9,297	4,352
Cash and cash equivalents at end of period	$2,921	$580

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. The Company’s operating assets are comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”) and the Permian Basin in west Texas and southeast New Mexico (the “Permian Properties” or “Permian Basin Properties”). The Company conducts all of its activities in the United States of America.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include Resolute and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2015. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany transactions have been eliminated upon consolidation.

In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated subsequent events that occurred after the balance sheet date, through the date of filing.

Significant Accounting Policies

The significant accounting policies followed by Resolute are set forth in Resolute’s consolidated financial statements for the year ended December 31, 2015. These unaudited condensed consolidated financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016 the FASB issued new authoritative guidance related to the simplification of several aspects of accounting for share-based payment transactions. The main provisions require that all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement. The adoption of this guidance in the first quarter of 2016 had no prior period effect.

In February 2016 the FASB issued new authoritative guidance related to the accounting of leases. The main provisions require that lessees recognize both a lease liability and a right-of-use asset at the commencement date. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In August 2014 the FASB issued new authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2016, and interim periods within annual periods beginning after December 31, 2016. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

Oil and Gas Properties

Pursuant to full cost accounting rules, Resolute is required to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components impacting the calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related tax income effects.

For the three months ended March 31, 2016 and 2015, the Company recorded non-cash impairments of the carrying value of its oil and gas properties of $58 million and $220 million, respectively, as a result of the ceiling test limitation. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Divestiture of Gardendale Properties in the Midland Basin

In December 2015 the Company sold its Gardendale properties in the Midland Basin in Midland and Ector counties, Texas, for approximately $172 million. The sale was consummated on December 22, 2015, with an effective date of September 1, 2015. The net proceeds of the sale were used to reduce debt under the Company’s revolving credit facility and secured term loan facility (both as defined in Note 5). As part of the sale, the Company was no longer liable for asset retirement obligations of $5.6 million at December 31, 2015.

Divestiture of Hilight Field Properties in the Powder River Basin

In October 2015, the Company sold its Hilight Field Properties in the Powder River Basin for approximately $55 million. The sale was consummated on October 6, 2015, with an effective date of July 1, 2015. The net proceeds under this sale were used to pay down amounts outstanding under the revolving credit facility (as defined in Note 5). As a part of the sale, the Company was no longer liable for asset retirement obligations of $8.1 million at December 31, 2015.

Divestiture of Howard and Martin County Properties

In May 2015, the Company sold its Howard and Martin County properties in the Permian Basin for approximately $42 million. The sale was consummated on May 1, 2015, with an effective date of March 1, 2015. The net proceeds under this sale were used to pay down amounts outstanding under the revolving credit facility (as defined in Note 5). As part of the sale, the Company was no longer liable for asset retirement obligations of $1.3 million at December 31, 2015.

The unaudited pro forma financial information for the three months ended March 31, 2015 reflects Resolute’s results as if the Gardendale, Hilight Field, and Howard and Martin County properties were sold on January 1, 2015 (in thousands, except per share amounts):

Three Months Ended
March 31, 2015
Revenue	$31,057
Loss from operations	(246,562)
Net loss	(207,512)

Basic and diluted net loss per share	$(2.79)

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Potential dilutive restricted stock	2,051	2,245
Anti-dilutive securities	5,683	4,103

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(85,312)	$(208,222)

Basic weighted average common shares outstanding	75,182	74,284
Add: dilutive effect of non-vested restricted stock	—	—
Diluted weighted average common shares outstanding	75,182	74,284

Basic and diluted net loss per common share	$(1.13)	$(2.80)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	March 31, 2016
Revolving credit facility	$—	$—	$(1,886)	$(1,886)
Secured term loan facility	128,303	(6,667)	(1,913)	119,723
8.50% senior notes	400,000	1,173	(4,833)	396,340
Total long-term debt	$528,303	$(5,494)	$(8,632)	$514,177

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2015
Revolving credit facility	$—	$—	$(2,121)	$(2,121)
Secured term loan facility	128,303	(7,223)	(2,136)	118,944
8.50% senior notes	400,000	1,233	(5,182)	396,051
Total long-term debt	$528,303	$(5,990)	$(9,439)	$512,874

Unamortized deferred financing costs associated with the Revolving Credit Facility (as defined below) at March 31, 2016 and December 31, 2015, of $1.9 million and $2.1 million, respectively, have been included in other assets.

For the three months ended March 31, 2016 and 2015, the Company incurred interest expense on long-term debt of $13.1 million and $11.2 million, respectively. The Company capitalized $0.4 million and $4.5 million of interest expense during the three months ended March 31, 2016 and 2015, respectively.

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

The Revolving Credit Facility includes covenants that require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility also requires us to enter into derivative agreements covering at least 70% of our anticipated production from proved developed producing properties on a rolling twenty-four month basis, but prohibits us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the subsequent two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period, using economic parameters specified in our Revolving Credit Facility.

In March 2016 the Company completed its spring borrowing base redetermination, and the borrowing base was set at $105 million. As of March 31, 2016, outstanding borrowings under the Revolving Credit Facility were $0. The borrowing base availability had been reduced by $3.6 million in conjunction with letters of credit issued at March 31, 2016.

To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, Resolute would be required to eliminate that excess within 120 days following that determination. The Revolving Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the proved oil and gas assets of Resolute Aneth, LLC and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

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

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with the terms and covenants of the Revolving Credit Facility at March 31, 2016.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Resolute was in compliance with the terms and covenants of the Secured Term Loan Facility at March 31, 2016.

The Company may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales after any mandatory repayment of first lien debt, subject to a limited right to reinvest proceeds in oil and gas activities and subject to the right of the lenders to waive prepayment. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. During December 2015, the Company retired $70 million of the amount outstanding under the Secured Term Loan Facility following the sale of the Gardendale properties in Midland Basin on December 22, 2015.

Due to the lack of an active market, quoted market prices for the Company’s Secured Term Loan Facility or similar debt are not available.  The Company used valuation techniques that relied on unobservable inputs, current information including LIBOR interest rates and the specific terms of the Secured Term Loan Facility to estimate the fair value (a Level 3 fair value measurement).  The fair value of the Company’s Secured Term Loan Facility at March 31, 2016, was estimated to be $121.6 million, which approximates its the principal less the unamortized discount.

Senior Notes

In 2012 the Company consummated two private placements of senior notes with principal totaling $400 million (the “Senior Notes”). The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the Senior Notes payable semiannually in cash on May 1 and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and the Company’s existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of March 31, 2016.

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

The fair value of the Senior Notes at March 31, 2016, was estimated to be $123 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2016 and 2015, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to the valuation allowance established, in addition to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Current income tax benefit (expense)	$—	$—
Deferred income tax benefit (expense)	—	22,354
Total income tax benefit (expense)	$—	$22,354

The Company had no reserve for uncertain tax positions as of March 31, 2016. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company’s analysis, it was concluded that as of March 31, 2016 a valuation allowance should be established against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of March 31, 2016 of $275 million on its long-term deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of March 31, 2016, or December 31, 2015.

Common Stock

The authorized common stock of the Company consists of 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At March 31, 2016 and December 31, 2015, the Company had 77,055,646 and 77,210,735 shares of common stock issued and outstanding, respectively.

Resolute’s common stock trading price is currently below the $1.00 per share minimum price requirement of the New York Stock Exchange (the “NYSE”). The Company was notified of non-compliance with the $1.00 per share requirement in July 2015.  In consultation with the NYSE, the Company confirmed that NYSE policies permit the Company a period up until the 2016 annual stockholder meeting to bring the trading price of the Company’s common stock back up to the $1.00 continued listing standard.  In order to maintain its listing the Company has submitted for approval by its stockholders at the 2016 annual meeting a proposal for a reverse stock split, and intends to consummate the reverse stock split promptly following the 2016 annual meeting assuming such proposal is approved.

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

Long Term Employee Incentive Plan

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

In July 2009, the Company adopted the Incentive Plan, providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of shares of common stock that may be issued under the Incentive Plan is 12,257,744 (which includes the additional 3,100,000 shares under Amendment No. 2 to the incentive plan approved by the Company’s stockholders on June 8, 2015). The Company has submitted for approval by its stockholders at the 2016 annual meeting a proposal for the amendment of the Incentive Plan to increase the number of shares available for issuance thereunder by 5,000,000 shares.

In May 2015, the Board and its Compensation Committee approved a long-term incentive program for 2015 under the Incentive Plan consisting of grants of (i) options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $1.35 per share and a ten year term, (ii) time-vested restricted cash awards of $5.2 million, vesting in equal annual installments on each of the first three anniversaries of the date of grant, and (iii) performance-vested restricted cash awards of $2.9 million, as described below.

In September 2015, the Board and its Compensation Committee approved a grant consistent with the terms defined above of options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $0.42 per share and a ten year term.

In February 2016, the Board of Directors and Compensation Committee of the Company approved long-term incentive awards to employees and non-employee directors for 2016 consisting of a combination of stock options, cash-settled stock appreciation rights and restricted cash grants under the Incentive Plan.  The 2016 long-term incentive awards to employees and non-employee directors consisted of grants of (i) options to purchase 3,707,524 shares of common stock of the Company with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, with exercise prices of $0.53 per share (as to 1,677,130 shares) and $0.583 per share (as to 2,030,394 shares), (ii) 8,514,381 cash-settled stock appreciation rights with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, with a base price of $0.53 per share (as to 2,431,964 rights) and $0.583 per share (as to 6,082,417 rights), (iii) $5,329,870 time-vested restricted cash awards, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, and (iv) 225,748 shares of restricted stock vesting on March 8, 2017.

For the three months ended March 31, 2016 and 2015, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Time-based restricted stock awards	$1,777	$2,281
TSR awards	337	702
Stock appreciation awards	—	11
Stock option awards	189	—
Time-based restricted cash awards	649	—
Performance-based restricted cash awards	38	—
Cash-settled stock appreciation awards	111	—
Total Incentive Plan compensation expense	$3,101	$2,994

As of March 31, 2016 the Company held unrecognized share-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Time-based restricted stock awards	$3,610	0.8
TSR awards	1,325	0.9
Stock option awards	2,468	2.7
Total unrecognized compensation expense	$7,403

Equity Awards

Equity awards consist of service-based and performance-based restricted stock units and stock options under the Incentive Plan.

Stock Option Awards

Options issued to employees to purchase shares of common stock vest in three equal annual installments at specified dates based on continued employment with a ten year term. The compensation expense to be recognized for the option awards was measured based on the Company’s estimated fair value at the date of grant using a Black-Scholes pricing model as well as estimated forfeiture rates between 0% and 15%, no dividends, expected stock price volatility ranging from 63% to 67% and a risk free rate ranging between 1.75% and 2.27%. During the three months ended March 31, 2016, the Company granted 3,707,524 options, with a weighted-average exercise price of $0.56 per share, to employees to purchase shares of common stock, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested option awards for the three months ended March 31, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	1,982,502	$0.92
Granted	3,707,524	0.39
Vested	—	—
Forfeited	(6,972)	0.97
Non-vested, end of period	5,683,054	$0.57

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three or four equal annual installments at specified dates based on continued employment. Shares issued to non-employee directors vest in one year based on continued service. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 15% which are updated periodically based on actual employee turnover. During the three months ended March 31, 2016 the Company granted 225,748 shares of time-based restricted stock to non-employee directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the three months ended March 31, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	1,428,974	$8.42
Granted	225,748	0.53
Vested	(723,041)	9.83
Forfeited	(6,426)	9.28
Non-vested, end of period	925,255	$5.38

Stock Appreciation Awards

At March 31, 2016, no share-settled stock appreciation awards remain outstanding as all remaining awards expired on December 31, 2015.

TSR Awards

In 2013 and 2014 the Compensation Committee and Board awarded performance-based restricted shares to executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of seventeen peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that do not vest as of the final vesting date will be forfeited on such date.

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

The compensation expense to be recognized for the TSR Awards was measured based on the estimated fair value at the date of grant using a Monte Carlo simulation model and utilizes estimated forfeiture rate of 4% which is updated periodically based on actual employee turnover.

          The following table summarizes the changes in non-vested TSR Awards for the three month period ended March 31, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	764,598	$14.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Expired	(276,779)	15.91
Non-vested, end of period	487,819	$13.32

Liability Awards

Liability awards consist of awards that are settled in cash instead of shares, as discussed below.

Cash-settled Stock Appreciation Rights

A stock appreciation right is the right to receive an amount in cash equal to the excess, if any, of the fair market value of a share of common stock on the date on which the right is exercised over its base price. The February 2016 grants of cash-settled stock appreciation rights hold base prices of $0.53 per share (as to 2,431,964 rights) and $0.583 per share (as to 6,082,417 rights). These awards vest in three equal annual installments and have a ten-year term. The fair value of the cash-settled stock appreciation rights as of grant date and March 31, 2016, was $3.3 million and $3.0 million, respectively, of which $0.1 million has been accrued as of March 31, 2016.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. Time based restricted cash issued to non-employee directors vests in one year based on continued service. The compensation expense to be recognized for the time-based restricted cash awards was measured utilizing estimated forfeiture rates between 0% and 15% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of March 31, 2016, was $9.1 million, of which $1.6 million has been accrued.

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

The estimated fair value of the performance-based restricted cash awards as of March 31, 2016 was $0.5 million of which $0.3 million has been accrued as of March 31, 2016 based upon the three-year vesting. The fair value was estimated using an option pricing model for a cash or nothing call, an estimated forfeiture rate of 5% and an average effective term of seven years. As the fair value of liability awards is required to be re-measured at each period end, amounts recognized in future periods will vary.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Asset retirement obligations at beginning of period	$19,238	$31,340
Additional liability incurred / acquired	8	—
Accretion expense	437	723
Liabilities settled	(1)	(16)
Revisions to previous estimates	—	217
Asset retirement obligations at end of period	19,682	32,264
Less: current asset retirement obligations	(1,068)	(631)
Long-term asset retirement obligations	$18,614	$31,633

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

As of March 31, 2016, the fair value of the Company’s commodity derivatives was a net asset of $72.0 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of March 31, 2016:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
April – December 2016	6,538	$80.21	4,935	$2.614
January – December 2017	1,032	$49.18	2,008	$2.807

The following table represents Resolute’s two-way commodity collar contracts as of March 31, 2016:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
July – December 2017	3,250	$2.25	$2.64

The following table represents Resolute’s commodity option contract as of March 31, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Sold Call Price
January – December 2018	1,100	$50.00

The following table represents Resolute’s three-way commodity collar contracts as of March 31, 2016:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
Remaining Term	Bbl per Day	Short Put Price per Bbl	Floor Price per Bbl	Ceiling Price per Bbl
January – December 2017	1,000	$45.00	$60.00	$71.73

Subsequent to March 31, 2016, Resolute terminated the three-way commodity collar contracts and entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
Commodity Swap	Bbl per Day	Weighted Average Swap Price per Bbl
January – June 2017	1,000	$55.10

	Oil (NYMEX WTI)
Two-way collar	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
July – December 2017	1,000	$52.00	$64.00

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Other income (expense):
Commodity derivative settlement gain	$27,748	$24,190
Mark-to-market gain (loss)	(23,907)	720
Commodity derivative instruments gain	$3,841	$24,910

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2016, and December 31, 2015 (in thousands):

	Level 2
	March 31, 2016	December 31, 2015
Assets
Derivative instruments, current	$71,035	$92,431
Derivative instruments, long term	3,664	3,463
Total assets	$74,699	$95,894
Liabilities
Derivative instruments, current	$120	$—
Derivative instruments, long term	2,592	—
Total liabilities	$2,712	$—

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

Future minimum CO2 purchase commitments as of March 31, 2016, under this purchase agreement, based on prices and volumes in effect at March 31, 2016, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2016	7,425
2017	2,741
Total	$10,166

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

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the accompanying financial statements and the related notes contained elsewhere in this report. References to “Resolute,” “the Company,” “we,” “ours,” and “us” refer to Resolute Energy Corporation and its subsidiaries.

Overview

We are a publicly traded, independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Our operating assets are comprised primarily of properties in Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”) and the Permian Basin in west Texas and southeast New Mexico (the “Permian Basin Properties”). Our primary operational focus for 2016 is on the horizontal development of our Delaware Basin Wolfcamp resource base in Reeves County, Texas, while continuing to focus on controlling our costs and preserving our liquidity in the current depressed commodity price environment. Over the longer term, we will focus on increasing reserves and production from these properties while improving efficiency and optimizing operating costs. We plan to expand our reserve base production through an organic growth strategy focused on the expansion of tertiary oil recovery in Aneth Field, the exploitation and development of oil-prone acreage, particularly in our Permian Basin Properties, through carefully targeted exploration activities in our properties, and through opportunistic acquisitions.

During 2015 oil sales comprised approximately 89% of revenue, and our December 31, 2015 estimated net proved reserves were approximately 33.1 million barrels of oil equivalent (“MMBoe”), of which approximately 84% and 76% were proved developed reserves and proved developed producing reserves (“PDP”), respectively. Approximately 87% of our estimated net proved reserves were oil and approximately 93% were oil and natural gas liquids (“NGL”). The December 31, 2015, pre-tax present value discounted at 10% (“PV-10”) of our net proved reserves and the standardized measure of our estimated net proved reserves were $199 million.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded non-cash impairments of the carrying value of our proved oil and gas properties of $120 million, $220 million, $210 million, $198 million, $77 million and $58 million at December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, respectively, as a result of the ceiling test limitation. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

These impairments resulted primarily from lower oil prices realized beginning in October 2014 and continuing through the date of this report. Our estimate of proved reserves as of December 31, 2015, was based on a pricing methodology required by SEC rules.  This commodity price assumption used in calculating our future net cash flows at March 31, 2016, exceeds the current market price of oil and gas.  Therefore it is likely that we will have additional downward adjustments in our estimated discounted future net cash flows from proved reserves and additional impairments in future periods if the current low commodity price environment persists.

In 2015 we adopted and implemented an operating and financial plan intended to hold production essentially flat while we conserved capital and focused on reducing operating and overhead costs across the business.  We accomplished our production goals for the year and we significantly reduced our lease operating and general and administrative expenses from historical levels. Additionally, in order to reduce leverage and enhance liquidity, we identified specific assets which management felt it would be prudent to divest.  This program included the divestiture of assets in Howard, Martin, Midland and Ector counties, Texas, as well as Campbell County, Wyoming, for total proceeds of nearly $275 million. All of these proceeds were used to reduce outstanding indebtedness.  We currently have a borrowing base of $105 million under our credit facility (the “Revolving Credit Facility”). Revolving Credit Facility debt was $0 at December 31, 2015, and March 31, 2016.  The Company’s success in both our operational and strategic initiatives in 2015 gave us the flexibility to increase our original capital budget during the fourth quarter of 2015.  In November 2015 our board of directors approved a four well horizontal development drilling program in the Reeves County portion of the Delaware Basin which commenced in November 2015 with the spudding of the first well of this program, a 7,500-foot Wolfcamp A lateral followed by three additional Wolfcamp wells.

For 2016, our Board of Directors approved a capital budget of between $115 million and $135 million, primarily focused on continuing horizontal development of our Delaware Basin Wolfcamp resource base in Reeves County, Texas, (our “Reeves County Assets”) where we plan to drill and complete a total of nine wells (inclusive of the four wells above). Capital spending in Aneth Field will be limited to acquisition of CO2 and basic field maintenance.  This budget reflects our view that 2016 is a window of opportunity for Resolute to make investments in assets that are accretive to net asset value at current prices and to grow proved reserves and production that will benefit the Company as we move through 2016 and into 2017.  Our ability to make these investments results from the significant progress made by the Company in 2015 in lowering operating costs and improving our liquidity position, our 2016 derivative position, and the success of our Reeves County drilling efforts to date.

In 2016 we will consider and pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, our Secured Term Loan Facility and the Senior Notes.  We will also continue to explore other ways to enhance our liquidity, de-lever our balance sheet and increase drilling activity, including a potential monetization of certain of our Reeves County midstream assets, potential asset sales and potential joint ventures in the Permian Basin. As previously disclosed, we are actively pursuing a monetization of our Delaware Basin midstream assets. After the completion of a thorough process, we have identified our preferred counterparty and are in discussions with an objective of completing a transaction in the second quarter. Such strategic initiatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us.

We expect to outspend our cash flows from operations during 2016. However, a further deterioration of commodity prices could negatively affect our results of operations, financial condition and future development plans. We may decrease our 2016 capital forecast during the year as a result of, among other things, a further decline in commodity prices, drilling results, cost increases, or unfavorable changes in our borrowing capacity. If commodity pricing falls short of our expectations, we would likely look to reduce our capital investment in the second half of 2016 to maintain liquidity.

Our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests.  We were in compliance with all material terms and covenants of the Revolving Credit Facility, Secured Term Loan Facility and Senior Notes at March 31, 2016.

Our management uses a variety of financial and operational measurements to analyze our operating performance, including but not limited to, production levels, pricing and cost trends, reserve trends, operating and general and administrative expenses, operating cash flow and Adjusted EBITDA. The analysis of these measurements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Aneth Field Properties

Our largest asset, constituting 77% of our net proved reserves as of December 31, 2015, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at March 31, 2016. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that historically has been highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

The field is connected by pipeline to a refinery located near Gallup, New Mexico that is owned and operated by Western Refining Southwest, Inc., a subsidiary of Western Refining Inc. (“Western”). Western currently purchases all of the oil production of Resolute and NNOGC from Aneth Field under a purchase agreement initially entered into in July 2014. On December 31, 2014, the Company entered into an amendment to the agreement which provided for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also extended the term of the agreement until March 31, 2015 and provided that the term would continue thereafter on a month-to-month basis until terminated by a party with ninety days prior notice. On December 8, 2015, the Company entered into a second amendment to the agreement which provided for a reduction of the differential to $7.50 per barrel of oil. On May 9, 2016, the Company entered into a third amendment to the agreement which provides that Resolute and NNOGC will receive a price equal to NYMEX oil price minus a differential of $7.50 per barrel of oil for the first 6,000 barrels of oil purchased per day and a differential of $5.50 for amounts in excess of 6,000 barrels per day, with such pricing effective on May 1, 2016.  If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or through the FERC-regulated Texas-New Mexico pipeline owned by Western.  Furthermore, oil can be trucked to refineries or oil pipelines in Southern New Mexico, west Texas or Salt Lake City, Utah.

Permian Basin Properties

Our Permian Basin Properties, constituting 23% of net proved reserves as of December 31, 2015, are located in the Permian Basin of Texas and southeast New Mexico. Our position is divided between two principal project areas: the Delaware Basin project area in Reeves County and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, targets the Wolfcamp formation. We believe that growth potential exists from our more than 215 gross prospective wells targeting three zones in the Wolfcamp formation based on 160-acre spacing. Significant additional opportunity exists from reduced spacing as well as additional subzones. Our other project area, in the Northwest Shelf in Lea County, New Mexico, is centered on conventional production in Denton and Gladiola fields where we are focused on improving field-level economics through production enhancements and operating cost reductions. We believe that growth potential and upside may exist in these properties from activities such as deepening existing wells and infill drilling from 40-acre to 20-acre spacing.

During the first quarter of 2016, we completed 2 gross (1.1 net) wells and had 5 gross (3.3 net) wells awaiting completion operations at quarter end (all of which are located in the Delaware Basin). Furthermore, as of March 31, 2016, we were in the process of drilling 1 gross (0.8 net) well also located in the Delaware Basin.

In December 2015, we sold our Gardendale interests in the Midland Basin for approximately $172 million.  The sale was consummated on December 22, 2015, with an effective date of September 1, 2015.

In May 2015, we sold our Howard and Martin County properties in the Permian Basin for approximately $42 million. The sale was consummated on May 1, 2015, with an effective date of March 1, 2015.

Divestiture of Wyoming Properties

In October 2015, we sold our Hilight Field interests in Powder River Basin for approximately $55 million. The sale was consummated on October 6, 2015, with an effective date of July 1, 2015.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three months ended March 31, 2016, in comparison to results for the three months ended March 31, 2015.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Net Sales:
Oil (MBbl)	668	877
Gas (MMcf)	594	1,447
NGL (MBbl)	53	97
Total sales (MBoe)	820	1,215
Average daily sales (Boe/d)	9,016	13,500
Average Sales Prices:
Oil ($/Bbl)	$26.63	$41.47
Gas ($/Mcf)	1.64	2.64
NGL ($/Bbl)	4.30	10.02
Average sales price ($/Boe, excluding commodity derivative settlements)	$23.16	$33.86
Operating Expenses ($/Boe):
Lease operating	$16.84	$16.75
Production and ad valorem taxes	3.83	4.85
General and administrative	10.93	6.02
General and administrative (excluding non-cash compensation expense)	8.24	3.68
Cash-settled incentive awards	0.97	—
Depletion, depreciation, amortization and accretion	12.63	26.27

Quarter Ended March 31, 2016, Compared to the Quarter Ended March 31, 2015

Revenue. Revenue from oil and gas activities decreased by 54% to $19.0 million during 2016, from $41.1 million during 2015. Of the $22.1 million decrease in revenue, approximately $13.3 million was due to decreased production and $8.8 million was attributable to decreased commodity pricing ($23.16 per Boe in 2016 versus $33.86 per Boe in 2015). Sales volumes decreased 32% to 820 MBoe during 2016 as compared to 1,215 MBoe during 2015. Property sales completed during 2015 accounted for approximately 92% of the decrease in production.

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

Lease operating expenses decreased to $13.8 million during 2016, from $20.4 million during 2015. Approximately $5.3 million of the $6.6 million decrease was attributable to property sales completed during 2015, while the remainder was due to reduced spending initiatives driven by depressed commodity pricing. On a per-unit basis, lease operating expense remained relatively flat at $16.84 in 2016 compared to $16.75 in 2015.

Production and ad valorem taxes decreased to $3.1 million during 2016, as compared to $5.9 million during 2015 and were less on a per-unit basis, due to decreased oil, gas and NGL sales prices. Production and ad valorem taxes were 16.5% of total revenue in 2016 versus 14.3% of total revenue in 2015. Because ad valorem taxes are generally calculated based on prior period valuations, they are typically less sensitive to price fluctuations.

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

General and administrative expenses increased to $9.8 million (inclusive of cash-settled incentive award expenses of $0.8 million) during 2016, as compared to $7.3 million during 2015. The $2.5 million, or 34%, increase primarily resulted from approximately $1.0 million in reduced corporate overhead reimbursements due to property sales, $1.0 million in professional fees related to a terminated potential senior notes exchange and $0.5 million in increased salaries, wages and burdens. On a unit-of-production basis, general and administrative expenses increased 98%. Cash-based general and administrative expense increased 69% to $7.6 million in 2016 from $4.5 million in 2015.

The 2016 cash-settled incentive award expenses of $0.8 million in 2016 and no related expenses in 2015 are a result of the grant of time- and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program. The time-based awards will vest and be expensed ratably over three years. The performance-based awards and the stock appreciation rights will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life.

Depletion, depreciation, amortization and accretion expenses decreased to $10.4 million during 2016, as compared to $31.9 million during 2015. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $12.63 per Boe in 2016 from $26.27 per Boe in 2015 due to a decrease in the 2016 amortization base resulting from the $705 million in ceiling test impairments recorded during the period from January 1, 2015, through December 31, 2015, and reduction in future development costs as a result of lower commodity prices.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded $58 million and $220 million non-cash impairments of the carrying value of our proved oil and gas properties at March 31, 2016 and March 31, 2015, respectively, as a result of the ceiling test limitation. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

The 2016 impairment resulted primarily from lower realized oil prices. Our estimate of proved reserves as of March 31, 2016, was based on a pricing methodology required by SEC rules. This commodity price assumption used in calculating our reserves significantly exceeds the current market price of oil and gas. Therefore it is likely that we will have additional impairment resulting from additional downward adjustments in our estimated proved reserves and discounted future net cash flows if the current low commodity price environment persists.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2016 the gain on oil and gas commodity derivatives was $3.8 million, consisting of $27.7 million of derivative settlement gains offset by $23.9 million of mark-to-market losses. During 2015 the gain on oil and gas commodity derivatives was $24.9 million, consisting of $24.2 million of derivative settlement gains and $0.7 million of mark-to-market gains.

Interest expense in 2016 increased to $13.1 million from the $11.2 million recorded in 2015. The $1.9 million increase in interest expense was primarily due to lower capitalized interest due to a decrease in unproved property costs with qualifying exploration activity offset by a lower level of borrowings on the Secured Term Loan Facility and Revolving Credit Facility. The components of our interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
8.50% senior notes	$8,500	$8,500
Secured term loan facility	3,568	4,125
Revolving credit facility	145	1,510
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	1,303	1,497
Other, net	(2)	4
Capitalized interest	(439)	(4,480)
Total interest expense	$13,075	$11,156

Income Tax Benefit (Expense). There was no income tax benefit recognized during 2016, as compared to income tax benefit of $22.4 million, or 9.7% of the loss before income taxes in 2015. The lower 2016 effective rate was attributable to the valuation allowance established, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$16,537	$30,633
Cash used in investing activities	(22,853)	(35,191)
Cash provided by (used in) financing activities	(60)	786

Net cash provided by operating activities was $16.5 million for the first three months of 2016 as compared to $30.6 million for the 2015 period. The decrease in net cash provided by operating activities in 2016 as compared to 2015 was primarily due to reduced cash flow driven by property sales, increased general and administrative costs and an increase in the portion of interest expensed rather than capitalized.

Net cash used in investing activities was $22.9 million in 2016 compared to $35.2 million in 2015. The primary investing activity in 2016 was cash used for capital expenditures of $23.0 million. Capital expenditures consisted primarily of $18.1 million in drilling activities and infrastructure projects in the Permian Basin, $3.3 million in compression and facility projects in Aneth Field and $1.6 million in CO2 acquisition. The primary investing activity in 2015 was cash used for capital expenditures of $34.1 million. Capital expenditures consisted primarily of $5.2 million in compression and facility projects in Aneth Field, $2.1 million in CO2 acquisition, $24.1 million in drilling activities and infrastructure projects in the Permian Basin and $2.7 million in drilling activities and infrastructure in our Wyoming Properties. Capital divestitures in 2015 included $0.5 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and acreage in Park County, Wyoming.

Net cash used in financing activities was $0.1 million in 2016 compared to $0.8 million provided by financing activities in 2015. The primary financing activity in 2016 was the redemption of restricted stock for employee income taxes compared to net borrowings in 2015.

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

The Revolving Credit Facility includes covenants that require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Our Revolving Credit Facility also requires us to enter into derivative agreements covering at least 70% of our anticipated production from proved developed producing properties on a rolling twenty-four month basis, but prohibits us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period, using economic parameters specified in our Revolving Credit Facility.

In March 2016 the Company completed its spring borrowing base redetermination, and the borrowing base was set at $105 million. As of March 31, 2016 outstanding borrowings under the Revolving Credit Facility were $0. The borrowing base availability is reduced by $3.6 million in conjunction with letters of credit issued at March 31, 2016.

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

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility at March 31, 2016.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. We were in compliance with all material terms and covenants of the Secured Term Loan Facility at March 31, 2016.

We may prepay all or a portion of the Secured Term Loan Facility at any time. The Secured Term Loan Facility is subject to mandatory prepayments of 75% of the net cash proceeds from asset sales, after any mandatory repayment to first lien debt, subject to a limited right to reinvest proceeds in oil and gas activities and subject to the right of the lenders to waive prepayment. Prepayments made out of proceeds from asset sales are not subject to prepayment premiums. Mandatory repayments are required of 100% of the net cash proceeds of certain debt or equity issuances. Such prepayments are subject to a premium of between 10% declining to 2% during the first 36 months after closing. To the extent not otherwise achieved, aggregate repayments that substantially pay off principal amounts under the second lien facility shall include an additional payment sufficient to ensure that the lenders achieve a 1.25 to 1.0 minimum multiple of their invested capital. During December 2015, the Company retired $70 million of the amount outstanding under the Secured Term Loan Facility following the sale of our Gardendale properties in Midland Basin on December 22, 2015.

Senior Notes

In 2012 we consummated two private placements of senior notes with principal totaling of $400 million. The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the notes payable semiannually in cash on May and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and our existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of March 31, 2016.

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

The Senior Notes are redeemable by us on or after May 1, 2016, on not less than 30 or more than 60 days prior notice, at redemption prices set forth in the Indenture. The Senior Notes may be redeemed at any time prior to May 1, 2016, at the option of the Company at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable premium, and accrued and unpaid interest and additional interest, if any, to the applicable redemption date as set forth in the Indenture. If a change of control occurs, each holder of the Senior Notes will have the right to require that we purchase all of such holder’s Senior Notes in an amount equal to 101% of the principal of such Senior Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

As previously disclosed in its Current Report on Form 8-K filed on April 28, 2016, during the month of February 2016, the Company was approached by certain holders of the Senior Notes to engage in discussions with the Company regarding a potential debt exchange, financing or other transaction involving the Senior Notes.  The Company and the Noteholders did not reach an agreement on such a transaction and the Company has terminated all discussions with Noteholders regarding any such transaction but may engage in other such discussions in the future.

Common Stock

 Resolute’s common stock trading price is currently below the $1.00 per share minimum price requirement of the New York Stock Exchange (the “NYSE”). The Company was notified of non-compliance with the $1.00 per share requirement in July 2015.  In consultation with the NYSE, the Company confirmed that NYSE policies permit the Company a period until the 2016 annual stockholder meeting to bring the trading price of the Company’s common stock back up to the $1.00 continued listing standard. In order to maintain its listing the Company has submitted for approval by its stockholders at the 2016 annual meeting a proposal for a reverse stock split, and intends to consummate the reverse stock split promptly following the 2016 annual meeting assuming such proposal is approved.

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

Under the terms of our Revolving Credit Agreement and our Secured Term Loan Agreement the form of derivative instruments to be entered into is at our discretion, but we are required to enter into derivative agreements covering at least 70% of our anticipated production from proved developed producing properties on a rolling twenty four month basis, not to exceed (i)  85% of our anticipated production from proved properties in the next two years and (ii)  the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties after such two year period, utilizing economic parameters specified in our credit agreement, including escalated prices and costs.

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of March 31, 2016, the fair value of our commodity derivatives was a net asset of $72.0 million.

The following table represents our commodity swap contracts as of March 31, 2016:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2016	6,538	$80.21	$68,988	4,935	$2.614	$515
Jan – Dec 2017	1,032	$49.18	$1,582	2,008	$2.807	$44

The following table represents our two-way commodity collar contracts as of March 31, 2016:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	3,250	$2.25	$2.64	$(168)

The following table represents our commodity option contract as of March 31, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2018	1,100	$50.00	$(2,376)

The following table represents our three-way commodity collar contracts as of March 31, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2017	1,000	45.00	$60.00	$71.73	$3,402

Subsequent to March 31, 2016, we terminated the three-way commodity collar contracts and entered into additional commodity derivative contracts as summarized below:

	Oil (NYMEX WTI)
Commodity Swap	Bbl per Day	Weighted Average Swap Price per Bbl
Jan – Jun 2017	1,000	$55.10

	Oil (NYMEX WTI)
Two-way collar	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
Jul – Dec 2017	1,000	$52.00	$64.00

Interest Rate Risk

At March 31, 2016, we had $0 and $128.3 million of outstanding debt under the Revolving Credit Facility and Secured Term Loan Facility, respectively. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would not result in an increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended March 31, 2016 does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015. These risks are not the only risks facing the Company.

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

2016	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share
March 1 – 31	97,632	$0.61

1)	All shares purchased in 2016 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)

As of March 31, 2016, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (1,413,074 shares), unvested stock options (5,683,054 shares), shares yet to be granted under the Incentive Plan (69,954 shares) and potential Outperformance Shares (487,819 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Amendment to Crude Oil Purchase Agreement, dated May 9, 2016, by and among Resolute Natural Resources Company, LLC, Western Refining Southwest, Inc. and Navajo Nation Oil and Gas Company

31.1 31.2

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2016

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 9, 2016