Form 10-Q
period 2016-06-30
Resolute Energy Corp
filed 2016-08-08
CIK 1469510

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, 15,407,748 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, our production and cost guidance for 2016; anticipated capital expenditures in 2016 and the sources of such funding; availability of alternative oil purchase markets and oil takeaway systems; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to evaluate and pursue liquidity enhancing and de-levering transactions, including joint ventures and asset sales; liquidity and availability of capital including projections of free cash flow; additional future potential full cost ceiling impairments; future downward adjustments in estimated proved reserves as a result of low commodity prices; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, the rates of return on such projects and the resource potential of such projects; the prospectivity of our properties and acreage; and the anticipated accounting treatment of various activities.  Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2015, and such things as:

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

Finally, 24-hour peak IP rates, 30-day peak IP rates and 90-day peak IP rates, for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history and not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose. Equally, the way we calculate and report peak IP rates and the methodologies employed by others may not be consistent, and thus the values reported may not be directly and meaningfully comparable. Lateral lengths described are indicative only. Actual completed lateral lengths depend on various considerations such as lease-line offsets.

You are urged to consider closely the disclosure in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, in particular the factors described under “Risk Factors.”

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$424	$9,297
Accounts receivable	42,501	37,100
Commodity derivative instruments	36,952	92,431
Prepaid expenses and other current assets	1,787	1,387
Total current assets	81,664	140,215
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	16,547	21,264
Proved	1,801,812	1,732,707
Other property and equipment	9,717	9,648
Accumulated depletion, depreciation and amortization	(1,618,791)	(1,540,447)
Net property and equipment	209,285	223,172
Other assets:
Restricted cash	23,135	21,497
Commodity derivative instruments	712	3,463
Other assets	2,731	2,636
Total assets	$317,527	$390,983
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$15,558	$7,101
Accrued expenses	43,173	45,496
Accrued interest payable	5,793	5,764
Asset retirement obligations	1,069	891
Commodity derivative instruments	855	—
Total current liabilities	66,448	59,252
Long term liabilities:
Revolving credit facility	30,000	—
Secured term loan facility	120,514	118,944
Senior notes	396,620	396,051
Asset retirement obligations	19,066	18,347
Commodity derivative instruments	4,919	—
Other long term liabilities	1,728	1,670
Total liabilities	639,295	594,264
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 45,000,000 shares authorized; issued and outstanding 15,407,881 and 15,442,147 shares at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	662,855	659,124
Accumulated deficit	(984,625)	(862,407)
Total stockholders’ deficit	(321,768)	(203,281)
Total liabilities and stockholders’ deficit	$317,527	$390,983

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Oil	$33,483	$43,539	$51,278	$79,883
Gas	1,210	3,416	2,188	7,230
Natural gas liquids	697	1,441	926	2,416
Total revenue	35,390	48,396	54,392	89,529
Operating expenses:
Lease operating	15,689	19,416	29,506	39,772
Production and ad valorem taxes	4,248	6,396	7,390	12,286
Depletion, depreciation, amortization, and asset retirement obligation accretion	10,865	26,602	21,226	58,514
Impairment of proved oil and gas properties	—	210,000	58,000	430,000
General and administrative	7,530	7,530	16,498	14,841
Cash-settled incentive awards	1,435	347	2,233	347
Total operating expenses	39,767	270,291	134,853	555,760
Loss from operations	(4,377)	(221,895)	(80,461)	(466,231)
Other income (expense):
Interest expense, net	(12,983)	(15,854)	(26,058)	(27,011)
Commodity derivative instruments gain (loss)	(19,552)	(21,266)	(15,711)	3,644
Other income (expense)	6	(92)	12	(85)
Total other expense	(32,529)	(37,212)	(41,757)	(23,452)
Loss before income taxes	(36,906)	(259,107)	(122,218)	(489,683)
Income tax benefit (expense)	—	—	—	22,354
Net loss	$(36,906)	$(259,107)	$(122,218)	$(467,329)
Net loss per common share:
Basic and diluted	$(2.44)	$(17.30)	$(8.10)	$(31.30)
Weighted average common shares outstanding:
Basic and diluted	15,155	14,965	15,096	14,922

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2016	15,442	$2	$659,124	$(862,407)	$(203,281)
Issuance of stock, restricted stock and share-based compensation	45	—	3,795	—	3,795
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(79)	—	(64)	—	(64)
Net loss	—	—	—	(122,218)	(122,218)
Balance as of June 30, 2016	15,408	$2	$662,855	$(984,625)	$(321,768)

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(122,218)	$(467,329)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	21,226	58,514
Impairment of proved oil and gas properties	58,000	430,000
Amortization of deferred financing costs and long-term debt premium and discount	2,610	3,114
Share-based compensation	3,733	5,962
Commodity derivative instruments loss (gain)	15,711	(3,644)
Commodity derivative settlement gains	48,292	42,178
Deferred income tax benefit	—	(22,354)
Change in operating assets and liabilities:
Accounts receivable	(5,338)	14,812
Other current assets	(400)	(983)
Accounts payable and accrued expenses	1,828	(19,933)
Accrued interest payable	29	56
Net cash provided by operating activities	23,473	40,393
Investing activities:
Oil and gas exploration and development expenditures	(60,568)	(50,137)
Proceeds from sale of oil and gas properties and other	(32)	40,654
Purchase of other property and equipment	(69)	(48)
Restricted cash	(1,638)	(1,637)
Other	25	27
Net cash used in investing activities	(62,282)	(11,141)
Financing activities:
Proceeds from bank borrowings	57,500	104,000
Repayments of borrowings	(27,500)	(179,875)
Proceeds from issuance of term loans	—	46,500
Payment of financing costs	—	(3,744)
Redemption of restricted stock for employee income taxes	(64)	(156)
Net cash provided by (used in) financing activities	29,936	(33,275)
Net decrease in cash and cash equivalents	(8,873)	(4,023)
Cash and cash equivalents at beginning of period	9,297	4,352
Cash and cash equivalents at end of period	$424	$329

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

For the three and six months ended June 30, 2016 the Company recorded non-cash impairments of the carrying value of its oil and gas properties of $0 and $58 million, respectively, as a result of the ceiling test limitation. For the three and six months ended June 30, 2015 the Company recorded non-cash impairments of the carrying value of its oil and gas properties of $210 million and $430 million, respectively, as a result of the ceiling test limitation. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Divestiture of Gardendale Properties in the Midland Basin

In December 2015, the Company sold its Gardendale properties in the Midland Basin in Midland and Ector counties, Texas, for approximately $172 million. The sale was consummated on December 22, 2015, with an effective date of September 1, 2015. The net proceeds of the sale were used to reduce debt under the Company’s revolving credit facility and secured term loan facility (both as defined in Note 5). As part of the sale, the Company was no longer liable for asset retirement obligations of $5.6 million at December 31, 2015.

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

The unaudited pro forma financial information for the three and six months ended June 30, 2015 reflects Resolute’s results as if the Gardendale, Hilight Field, and Howard and Martin County properties were sold on January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenue	$38,610	$69,667
Loss from operations	(222,970)	(465,031)
Net loss	(257,023)	(460,035)

Basic and diluted net loss per share	$(17.17)	$(30.83)

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Potential dilutive restricted stock	917	326	663	387
Anti-dilutive securities	1,474	933	1,305	877

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(36,906)	$(259,107)	$(122,218)	$(467,329)

Basic weighted average common shares outstanding	15,155	14,965	15,096	14,922
Add: dilutive effect of non-vested restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	15,155	14,965	15,096	14,922

Basic and diluted net loss per common share	$(2.44)	$(17.30)	$(8.10)	$(31.30)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	June 30, 2016
Revolving credit facility	$30,000	$—	$(1,650)	$28,350
Secured term loan facility	128,303	(6,091)	(1,698)	120,514
8.50% senior notes	400,000	1,112	(4,492)	396,620
Total long-term debt	$558,303	$(4,979)	$(7,840)	$545,484

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2015
Revolving credit facility	$—	$—	$(2,121)	$(2,121)
Secured term loan facility	128,303	(7,223)	(2,136)	118,944
8.50% senior notes	400,000	1,233	(5,182)	396,051
Total long-term debt	$528,303	$(5,990)	$(9,439)	$512,874

Unamortized deferred financing costs associated with the Revolving Credit Facility (as defined below) at June 30, 2016 and December 31, 2015, of $1.7 million and $2.1 million, respectively, have been included in other assets.

For the three months ended June 30, 2016 and 2015, the Company incurred interest expense on long-term debt of $13.0 million and $15.9 million, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred interest expense on long-term debt of $26.1 million and $27.0 million, respectively. The Company capitalized $0.6 million and $0.5 million of interest expense during the three months ended June 30, 2016 and 2015, respectively. The Company capitalized $1.1 million and $5.0 million of interest expense during the six months ended June 30, 2016 and 2015, respectively.

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

In March 2016 the Company completed its spring borrowing base redetermination, and the borrowing base was set at $105 million. As of June 30, 2016, outstanding borrowings under the Revolving Credit Facility were $30 million with a weighted average interest rate of 2.56%. The borrowing base availability had been reduced by $3.6 million in conjunction with letters of credit issued at June 30, 2016.

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

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with the terms and covenants of the Revolving Credit Facility at June 30, 2016.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Resolute was in compliance with the terms and covenants of the Secured Term Loan Facility at June 30, 2016.

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

Due to the lack of an active market, quoted market prices for the Company’s Secured Term Loan Facility or similar debt are not available.  The Company used valuation techniques that relied on unobservable inputs, current information including LIBOR interest rates and the specific terms of the Secured Term Loan Facility to estimate the fair value (a Level 3 fair value measurement).  The fair value of the Company’s Secured Term Loan Facility at June 30, 2016, was estimated to be $122.2 million, which approximates the principal less the unamortized discount.

Senior Notes

In 2012 the Company consummated two private placements of senior notes with principal totaling $400 million (the “Senior Notes”). The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the Senior Notes payable semiannually in cash on May 1 and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and the Company’s existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of June 30, 2016.

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

The Senior Notes are redeemable by the Company on not less than 30 or more than 60 days’ prior notice, at redemption prices set forth in the Indenture. If a change of control occurs, each holder of the Senior Notes will have the right to require that the Company purchase all of such holder’s Senior Notes in an amount equal to 101% of the principal of such Senior Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

The fair value of the Senior Notes at June 30, 2016, was estimated to be $236.1 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2016 and 2015, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to the valuation allowance established, in addition to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Current income tax benefit (expense)	$—	$—	$—	$—
Deferred income tax benefit (expense)	—	—	—	22,354
Total income tax benefit (expense)	$—	$—	$—	$22,354

The Company had no reserve for uncertain tax positions as of June 30, 2016. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company’s analysis, it was concluded that as of June 30, 2016 a valuation allowance should be established against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of June 30, 2016 of $296 million on its long-term deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of June 30, 2016, or December 31, 2015.

Common Stock

The authorized common stock of the Company consists of 45,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At June 30, 2016 and December 31, 2015, the Company had 15,407,881 and 15,442,147 shares of common stock issued and outstanding, respectively.

In May 2016, Resolute adopted a stockholder rights plan and in connection with such plan declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.0001 per share.  The Rights trade with, and are inseparable from, the common stock until such time as they become exercisable on the Distribution Date (described below).  The Rights are evidenced only by certificates that represent shares of common stock and not by separate certificates. New Rights will accompany any new shares of common stock we issue after May 27, 2016, until the earlier of the Distribution Date described below and the redemption or expiration of the rights.

Each Right allows its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $4.50, once the Rights become exercisable.  Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights.  The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of our outstanding common stock, or, if earlier, 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person.

In June 2016, Resolute filed a certificate of amendment to its certificate of incorporation to effect the previously-announced reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 1-for-5 (the “Reverse Stock Split”). The certificate of amendment also reduced the number of authorized shares of common stock from 225,000,000 to 45,000,000. The Reverse Stock Split, including the certificate of amendment, was approved by stockholders at the Company’s 2016 annual meeting of stockholders and by the Company’s Board of Directors. As a result, the Company is now in compliance with the $1.00 per share minimum price requirement of the New York Stock Exchange (the “NYSE”). All historical share amounts disclosed have been retroactively adjusted to reflect this Reverse Stock Split.

Resolute received notification on November 30, 2015, from the NYSE that the Company’s market capitalization was below the NYSE’s continued listing standard. The Company is considered below criteria established by the NYSE because the Company’s average market capitalization fell below $50 million over a trailing consecutive 30 trading-day period and its last reported stockholders’ equity was less than $50 million. In accordance with NYSE procedures, the Company had 45 days from the receipt of the notice to submit a business plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within eighteen months. Resolute developed and submitted such a business plan within the required time frame and the NYSE accepted the plan. The Company will be subject to quarterly monitoring for compliance with the business plan and the Company’s common stock will continue to trade on the NYSE during the eighteen month period, subject to the Company’s compliance with other NYSE continued listing requirements. The NYSE may choose to shorten the usual compliance period if prior to the end of the eighteen months the Company’s market capitalization is over $50 million for two consecutive quarters.

Long Term Employee Incentive Plan

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

In July 2009, the Company adopted the Incentive Plan, providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of shares of common stock that may be issued under the Incentive Plan is 3,451,548 (which includes the additional 620,000 shares under Amendment No. 2 to the incentive plan approved by the Company’s stockholders in June 2015 and the 1,000,000 shares under Amendment No. 3 in the incentive plan approved by the Company’s stockholders in May 2016).

In May 2015, the Board and its Compensation Committee approved a long-term incentive program for 2015 under the Incentive Plan consisting of grants of (i) options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $6.75 per share and a ten year term, (ii) time-vested restricted cash awards of $5.2 million, vesting in equal annual installments on each of the first three anniversaries of the date of grant, and (iii) performance-vested restricted cash awards of $2.9 million, as described below.

In September 2015, the Board and its Compensation Committee approved a grant consistent with the terms defined above of options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $2.10 per share and a ten year term.

In February 2016, the Board of Directors and Compensation Committee of the Company approved long-term incentive awards to employees and non-employee directors for 2016 consisting of a combination of stock options, cash-settled stock appreciation rights and restricted cash grants under the Incentive Plan.  The 2016 long-term incentive awards to employees and non-employee directors consisted of grants of (i) options to purchase 741,450 shares of common stock of the Company with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, with exercise prices of $2.65 per share (as to 335,375 shares) and $2.915 per share (as to 406,075 shares), (ii) 1,702,852 cash-settled stock appreciation rights with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, with a base price of $2.65 per share (as to 486,373 rights) and $2.915 per share (as to 1,216,479 rights), (iii) $5,329,870 time-vested restricted cash awards, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, and (iv) 45,148 shares of restricted stock vesting on March 8, 2017.

For the three and six months ended June 30, 2016 and 2015, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Time-based restricted stock awards	$941	$2,121	$2,719	$4,402
TSR awards	219	710	556	1,412
Stock appreciation awards	—	11	—	22
Stock option awards	247	84	436	84
Time-based restricted cash awards	1,040	224	1,690	224
Performance-based restricted cash awards	89	123	127	123
Cash-settled stock appreciation awards	306	—	416	—
Total Incentive Plan compensation expense	$2,842	$3,273	$5,944	$6,267

As of June 30, 2016 the Company held unrecognized share-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Time-based restricted stock awards	$2,665	0.8
TSR awards	1,106	0.7
Stock option awards	2,224	2.4
Total unrecognized compensation expense	$5,995

Equity Awards

Equity awards consist of service-based and performance-based restricted stock units and stock options under the Incentive Plan. All historical exercise, base and threshold prices disclosed have been retroactively adjusted to reflect the Reverse Stock Split.

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

The following table summarizes the option award activity for the six months ended June 30, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, beginning of period	396,440	$6.40
Granted	741,450	2.80
Exercised	—	—
Forfeited	(14,910)	3.97
Outstanding, end of period	1,122,980	$4.05	9.4	$152
Exercisable, end of period	121,899	$6.75	8.9	$—

The weighted average grant date fair value of options granted during the six months ended June 30, 2016 and 2015, was $1.93 and $4.84, respectively.

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three or four equal annual installments at specified dates based on continued employment. Shares issued to non-employee directors vest in one year based on continued service. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 15% which are updated periodically based on actual employee turnover. During the six months ended June 30, 2016 the Company granted 45,148 shares of time-based restricted stock to non-employee directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the six months ended June 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	285,704	$42.10
Granted	45,148	2.65
Vested	(185,241)	41.42
Forfeited	(2,866)	45.19
Non-vested, end of period	142,745	$30.43

Stock Appreciation Awards

At June 30, 2016, no share-settled stock appreciation awards remain outstanding as all remaining awards expired on December 31, 2015.

TSR Awards

In 2014 the Compensation Committee and Board awarded performance-based restricted shares to executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of seventeen peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that do not vest as of the final vesting date will be forfeited on such date.

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

          The following table summarizes the changes in non-vested TSR Awards for the six months ended June 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	152,916	$71.29
Granted	—	—
Vested	—	—
Forfeited	—	—
Expired	(55,355)	79.55
Non-vested, end of period	97,561	$66.60

Liability Awards

Liability awards consist of awards that are settled in cash instead of shares, as discussed below.

Cash-settled Stock Appreciation Rights

A stock appreciation right is the right to receive an amount in cash equal to the excess, if any, of the fair market value of a share of common stock on the date on which the right is exercised over its base price. The February 2016 grants of cash-settled stock appreciation rights hold base prices of $2.65 per share (as to 486,373 rights) and $2.915 per share (as to 1,216,479 rights). These awards vest in three equal annual installments and have a ten-year term. The fair value of the cash-settled stock appreciation rights as of grant date and June 30, 2016, was $3.3 million and $3.6 million, respectively, of which $0.4 million has been accrued as of June 30, 2016.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. Time-based restricted cash issued to non-employee directors vests in one year based on continued service. The compensation expense to be recognized for the time-based restricted cash awards was measured utilizing estimated forfeiture rates between 0% and 15% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of June 30, 2016, was $9.9 million, of which $2.6 million has been accrued.

Performance-Based Restricted Cash Awards

The performance criteria for the performance-based restricted cash awards granted in May 2015 are based on future prices of the Company’s common stock trading at or above specified thresholds. If and as certain stock price thresholds are met, using a 60 trading day average, various multiples of the performance-vested cash award will be attained. The first stock price hurdle is at $10.00 at which the award would be payable at 1x, and the highest stock price hurdle would be $40.00 at which the award would be payable at a multiple of 6x. Interim hurdles and multiples between these end points are set forth in the governing agreements. The performance-based cash awards have a ten year term (i.e., the Company’s obligation would be triggered at any time the defined stock price multiples are met over a ten year period, subject to the initial three year vesting period, described below, and provided the employee continues to be employed by the Company). A time vesting element will apply to the performance-vested cash awards such that attained multiples will not be paid out earlier than upon satisfaction of a three-year vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria would need to be satisfied. Once a time vesting date passes, the employee is entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples have been achieved. Any multiples achieved following 100% time vesting would be paid within 60 days of such achievement.

The estimated fair value of the performance-based restricted cash awards as of June 30, 2016 was $0.5 million of which $0.4 million has been accrued as of June 30, 2016 based upon the three-year vesting. The fair value was estimated using an option pricing model for a cash or nothing call, an estimated forfeiture rate of 5% and an average effective term of seven years. As the fair value of liability awards is required to be re-measured at each period end, amounts recognized in future periods will vary.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Asset retirement obligations at beginning of period	$19,238	$31,340
Additional liability incurred / acquired	15	20
Accretion expense	882	1,452
Liabilities settled	—	(1,316)
Revisions to previous estimates	—	235
Asset retirement obligations at end of period	20,135	31,731
Less: current asset retirement obligations	(1,069)	(806)
Long-term asset retirement obligations	$19,066	$30,925

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

As of June 30, 2016, the fair value of the Company’s commodity derivatives was a net asset of $31.9 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of June 30, 2016:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
July – December 2016	6,575	$80.11	5,100	$2.975
January – December 2017	1,528	$51.10	2,008	$2.807

The following tables represent Resolute’s two-way commodity collar contracts as of June 30, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
July – December 2017	1,000	$52.00	$64.00

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
July – December 2017	3,250	$2.25	$2.64

The following table represents Resolute’s commodity option contract as of June 30, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl
January – December 2018	1,100	$50.00

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other income (expense):
Commodity derivative settlement gain	$20,544	$17,988	$48,292	$42,178
Mark-to-market loss	(40,096)	(39,254)	(64,003)	(38,534)
Commodity derivative instruments gain (loss)	$(19,552)	$(21,266)	$(15,711)	$3,644

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2016, and December 31, 2015 (in thousands):

	Level 2
	June 30, 2016	December 31, 2015
Assets
Derivative instruments, current	$36,952	$92,431
Derivative instruments, long term	712	3,463
Total assets	$37,664	$95,894
Liabilities
Derivative instruments, current	$855	$—
Derivative instruments, long term	4,919	—
Total liabilities	$5,774	$—

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

Future minimum CO2 purchase commitments as of June 30, 2016, under this purchase agreement, based on prices and volumes in effect at June 30, 2016, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2016	4,968
2017	2,741
Total	$7,709

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

Note 11 — Subsequent Events

Divestiture of Midstream Assets in the Delaware Basin

On July 7, 2016, Resolute Natural Resources Southwest, LLC (“Resolute Southwest”), a wholly owned subsidiary of Resolute, entered into a definitive Purchase and Sale Agreement (the “Mustang Agreement”) with Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (collectively, “Caprock”) pursuant to which Resolute Southwest and an existing minority interest holder (collectively, the “Sellers”) agreed to sell certain gas gathering and produced water handling and disposal systems owned by them in the Mustang project area in Reeves County, Texas for a cash payment of $35 million, plus certain earn-out payments described below.

On July 7, 2016, Resolute Southwest also entered into a definitive Purchase and Sale Agreement (the “Appaloosa Agreement”) with Caprock, pursuant to which Resolute Southwest agreed to sell certain gas gathering and produced water handling and disposal systems owned by Resolute Southwest in the Appaloosa project area in Reeves County, Texas for a cash payment of $15 million, plus certain earn-out payments described below.

On July 7, 2016, in connection with the Appaloosa Agreement and the Mustang Agreement, Resolute Southwest also entered into a definitive Earn-out Agreement (the “Earn-out Agreement”), pursuant to which Resolute Southwest will be entitled to receive certain earn-out payments based on drilling and completion activity in the Appaloosa and Mustang areas through 2020 that will deliver gas and produced water into the system.  Earn-out payments for each qualifying well will vary depending on the lateral length of the well and the year in which the well is drilled and completed.  Aggregate earn-out payments for all wells drilled and completed in the Appaloosa and Mustang areas over the term of the Earn-out Agreement are capped at $60 million (gross).  Earn-out payments for Appaloosa area wells will be paid entirely to Resolute Southwest and payments for Mustang area wells will be allocated 60% to Resolute Southwest and 40% to its partner.

On August 1, 2016, Resolute Southwest closed the transactions contemplated by the Mustang Agreement and the Appaloosa Agreement.  Resolute Southwest received aggregate consideration of approximately $36 million (including earn-out payments earned as of the closing), of which approximately $2 million was placed in an escrow account for a period of time to secure Resolute’s indemnity obligations under the Mustang Agreement and the Appaloosa Agreement.

The net proceeds of the midstream sale were used to repay amounts outstanding under the Company’s Revolving Credit Facility and for general corporate purposes.

In connection with the closing of the transactions contemplated by the Appaloosa Agreement and the Mustang Agreement, Resolute Southwest entered into 15 year commercial agreements with Caprock for gas gathering services and water handling and disposal services for all current and future gas and water produced by Resolute Southwest and its partner in the Mustang and Appaloosa areas in exchange for customary fees based on the volume of gas and water produced and delivered.  Resolute Southwest and its partner have agreed to dedicate and deliver all gas and water produced from their acreage within the Mustang and Appaloosa areas to Caprock for gathering, compression and disposal services for a term of fifteen years.

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

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded non-cash impairments of the carrying value of our proved oil and gas properties of $120 million, $220 million, $210 million, $198 million, $77 million and $58 million at December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, respectively, as a result of the ceiling test limitation. No impairment was recorded at June 30, 2016. However, if in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

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

For 2016, our Board of Directors approved a capital budget of between $115 million and $135 million, primarily focused on continuing horizontal development of our Delaware Basin Wolfcamp resource base in Reeves County, Texas, (our “Reeves County Assets”) where we planned to drill and complete a total of nine wells (inclusive of the four wells above). Capital spending in Aneth Field will be limited to acquisition of CO2 upgrades in electrical infrastructure and basic field maintenance. The drilling success achieved during the first half of 2016 led us to expand our 2016 drilling program by adding five additional wells (for a total of fourteen wells during 2016). While we will increase the number of gross wells spud in 2016, because of the cost savings that we have achieved, we expect that our total capital budget will remain within our original guidance range.  Because these wells will be drilled in the third and fourth quarter, they will not materially contribute to aggregate 2016 production.  However, these additional wells will add to our 2016 exit rate and will provide momentum to our 2017 production volumes. This budget reflects our view that 2016 is a window of opportunity for Resolute to make investments in assets that are accretive to net asset value at current prices and to grow proved reserves and production that will benefit the Company as we move through 2016 and into 2017.  Our ability to make these investments results from the significant progress made by the Company in 2015 in lowering operating costs and improving our liquidity position, our 2016 derivative position, and the success of our Reeves County drilling efforts to date.

We continue to consider and pursue such actions as are necessary to preserve our liquidity and to remain in compliance with the terms and conditions of our Revolving Credit Facility, our Secured Term Loan Facility and the Senior Notes. On August 1, 2016, we closed the sale of our Reeves County midstream assets. This transaction provided approximately $36 million of net proceeds to Resolute, with $2 million held in escrow and the remaining proceeds used principally to repay all outstanding Revolving Credit Facility debt. We will also continue to explore other ways to enhance our liquidity, de-lever our balance sheet and increase drilling activity, including potential asset sales and potential joint ventures in the Permian Basin. Such strategic initiatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us.

We expect to outspend our cash flows from operations during 2016. However, a further deterioration of commodity prices could negatively affect our results of operations, financial condition and future development plans. We may decrease our 2016 capital forecast during the year as a result of, among other things, a significant decline in commodity prices, drilling results, cost increases, or unfavorable changes in our borrowing capacity.

Our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests.  We were in compliance with all material terms and covenants of the Revolving Credit Facility, Secured Term Loan Facility and Senior Notes at June 30, 2016.

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

Aneth Field Properties

Our largest asset, constituting 77% of our net proved reserves as of December 31, 2015, is our ownership of working interests in Aneth Field, a mature, long-lived oil producing field, most of which is located on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at June 30, 2016. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that historically has been highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

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

Permian Basin Properties

Our Permian Basin Properties, constituting 23% of net proved reserves as of December 31, 2015, are located in the Permian Basin of Texas and southeast New Mexico. Our position is divided between two principal project areas: the Delaware Basin project area in Reeves County and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, targets the Wolfcamp formation. We believe that growth potential exists from more than 320 gross prospective wells targeting Upper Wolfcamp A and Wolfcamp B formations based on 80-acre spacing and Lower Wolfcamp A on 160-acre spacing. Significant additional opportunity exists from reduced spacing as well as additional subzones. Our other project area, in the Northwest Shelf in Lea County, New Mexico, is centered on conventional production in Denton and Gladiola fields where we are focused on improving field-level economics through production enhancements and operating cost reductions. We believe that growth potential and upside may exist in these properties from activities such as deepening existing wells and infill drilling from 40-acre to 20-acre spacing.

During the six-month period ended June 30, 2016, we completed 7 gross (4.2 net) wells and had 2 gross (1.7 net) wells awaiting completion operations at quarter end (all of which are located in the Delaware Basin). Furthermore, as of June 30, 2016, we were in the process of drilling 1 gross (0.9 net) well also located in the Delaware Basin.

In August 2016, we sold certain midstream asset interests in the Delaware Basin. See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Updated 2016 Guidance

In response to the results achieved in operations and drilling and completions activities and cost control efforts during the first six months of 2016, the following table summarizes updated current financial and operational estimates for 2016 for production and lease operating expenses.

Projected 2016 production
Annual Mboe	4,246 - 4,904
Boe per day	11,600 - 13,400
Projected 2016 costs
Lease operating expense ($ million)(1)	$60 - $70
(1) Excludes non-cash items

All other elements of our 2016 guidance remain unchanged.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and six months ended June 30, 2016, in comparison to results for the three and six months ended June 30, 2015.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales:
Oil (MBbl)	842	861	1,510	1,738
Gas (MMcf)	877	1,508	1,472	2,955
NGL (MBbl)	91	119	144	216
Total sales (MBoe)	1,080	1,231	1,900	2,446
Average daily sales (Boe/d)	11,865	13,528	10,441	13,514
Average Sales Prices:
Oil ($/Bbl)	$39.75	$50.54	$33.95	$45.96
Gas ($/Mcf)	1.38	2.27	1.49	2.45
NGL ($/Bbl)	7.64	12.19	6.41	11.21
Average sales price ($/Boe, excluding commodity derivative settlements)	$32.78	$39.31	$28.62	$36.60
Operating Expenses ($/Boe):
Lease operating	$14.53	$15.77	$15.53	$16.26
Production and ad valorem taxes	3.93	5.20	3.89	5.02
General and administrative	6.97	6.12	8.68	6.07
General and administrative (excluding non-cash compensation expense)	5.74	3.87	6.82	3.78
Cash-settled incentive awards	1.33	0.28	1.18	0.14
Depletion, depreciation, amortization and accretion	10.06	21.61	11.17	23.92

Quarter Ended June 30, 2016, Compared to the Quarter Ended June 30, 2015

Revenue. Revenue from oil and gas activities decreased by 27% to $35.4 million during 2016, from $48.4 million during 2015. Of the $13.0 million decrease in revenue, approximately $7.1 million was attributable to decreased commodity pricing ($32.78 per Boe in 2016 versus $39.31 per Boe in 2015) and $5.9 million was due to decreased production. Sales volumes decreased 12% to 1,080 MBoe during 2016 as compared to 1,231 MBoe during 2015. Property sales completed during 2015 accounted for more than 100% of the decrease in production. Pro forma for the 2015 property sales, 2016 production increased 19%.

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

Lease operating expenses decreased to $15.7 million during 2016, from $19.4 million during 2015. The majority of this change was attributable to property sales completed during 2015. On a per-unit basis, lease operating expense decreased 8% to $14.53 in 2016 compared to $15.77 in 2015.

Production and ad valorem taxes decreased to $4.2 million during 2016, as compared to $6.4 million during 2015 and were less on a per-unit basis, due to decreased oil, gas and NGL sales prices. Production and ad valorem taxes were 12.0% of total revenue in 2016 versus 13.2% of total revenue in 2015.

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

General and administrative expenses remained flat at $7.5 million during 2016, as compared to $7.5 million during 2015. On a unit-of-production basis, general and administrative expenses increased 14%. Cash-based general and administrative expense increased 30% to $6.2 million in 2016 from $4.8 million in 2015. This increase was a result of $1.0 million in reduced corporate overhead reimbursements due to property sales and $0.4 million in professional fees related to a terminated potential senior notes exchange.

Cash-settled incentive award expenses increased to $1.4 million in 2016, as compared to $0.3 million in 2015. This increase was a result of the grant of time- and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program. The time-based awards will vest and be expensed ratably over three years. The performance-based awards and the stock appreciation rights will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life.

Depletion, depreciation, amortization and accretion expenses decreased to $10.9 million during 2016, as compared to $26.6 million during 2015. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $10.06 per Boe in 2016 from $21.61 per Boe in 2015 due to a decrease in the 2016 amortization base resulting from the $543 million in ceiling test impairments recorded during the period from April 1, 2015, through March 31, 2016, and reduction in future development costs as a result of lower commodity prices.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded a $210 million non-cash impairment of the carrying value of our proved oil and gas properties at June 30, 2015 as a result of the ceiling test limitation. No impairment was recorded at June 30, 2016. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2016 the loss on oil and gas commodity derivatives was $19.6 million, consisting of $40.1 million of mark-to-market losses offset by $20.5 million of derivative settlement gains. During 2015 the loss on oil and gas commodity derivatives was $21.3 million, consisting of $39.3 million of mark-to-market losses offset by $18.0 million of derivative settlement gains.

Interest expense in 2016 decreased to $13.0 million from the $15.9 million recorded in 2015. The $2.9 million decrease was primarily due to a lower level of borrowings on the Secured Term Loan Facility and Revolving Credit Facility. The components of our interest expense are as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
8.50% senior notes	$8,500	$8,500
Secured term loan facility	3,568	4,878
Revolving credit facility	237	1,346
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	1,307	1,617
Other, net	9	61
Capitalized interest	(638)	(548)
Total interest expense	$12,983	$15,854

Income Tax Benefit (Expense). There was no income tax benefit or expense recognized during 2016 and 2015 primarily as a result of the valuation allowance that was established in 2015.

Six Months Ended June 30, 2016, Compared to the Six Months Ended June 30, 2015

Revenue. Revenue from oil and gas activities decreased by 39% to $54.4 million during 2016, from $89.5 million during 2015. Of the $35.1 million decrease in revenue, approximately $20.0 million was due to decreased production and $15.1 million was attributable to decreased commodity pricing ($28.62 per Boe in 2016 versus $36.60 per Boe in 2015). Sales volumes decreased 22% to 1,900 MBoe during 2016 as compared to 2,446 MBoe during 2015. Property sales completed during 2015 accounted for more than 100% of the decrease in production. Pro forma for the 2015 property sales, 2016 production increased 8%.

Operating Expenses. Lease operating expenses decreased to $29.5 million during 2016, from $39.8 million during 2015. Approximately $9.3 million of the $10.3 million decrease was attributable to property sales completed during 2015, while the remainder was due to reduced spending initiatives driven by depressed commodity pricing. On a per-unit basis, lease operating expense decreased 5% to $15.53 in 2016 compared to $16.26 in 2015.

Production and ad valorem taxes decreased to $7.4 million during 2016, as compared to $12.3 million during 2015 and were less on a per-unit basis, due to decreased oil, gas and NGL sales prices. Production and ad valorem taxes were 13.6% of total revenue in 2016 versus 13.7% of total revenue in 2015.

General and administrative expenses increased to $16.5 million during 2016, as compared to $14.8 million during 2015. The $1.7 million, or 11%, increase primarily resulted from $2.0 million in reduced corporate overhead reimbursements due to property sales, $1.3 million in professional fees related to a terminated potential senior notes exchange, $0.4 million in increased salaries, wages and burdens, offset by $2.0 million in decreased share based compensation. On a unit-of-production basis, general and administrative expenses increased 43%. Cash-based general and administrative expense increased 40% to $13.0 million in 2016 from $9.2 million in 2015.

Cash-settled incentive award expenses increased to $2.2 million in 2016, as compared to $0.3 million in 2015. This increase was the result of the grant of time- and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program. The time-based awards will vest and be expensed ratably over three years. The performance-based awards and the stock appreciation rights will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life.

Depletion, depreciation, amortization and accretion expenses decreased to $21.2 million during 2016, as compared to $58.5 million during 2015. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $11.17 per Boe in 2016 from $23.92 per Boe in 2015 due to a decrease in the 2016 amortization base resulting from the $543 million in ceiling test impairments recorded during the period from April 1, 2015, through March 31, 2016, and reduction in future development costs as a result of lower commodity prices.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded $58 million and $430 million non-cash impairments of the carrying value of our proved oil and gas properties at June 30, 2016 and June 30, 2015, respectively, as a result of the ceiling test limitation. The 2016 impairment resulted primarily from lower realized oil prices. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2016 the loss on oil and gas commodity derivatives was $15.7 million, consisting of $64.0 million of mark-to-market losses offset by $48.3 million of derivative settlement gains. During 2015 the gain on oil and gas commodity derivatives was $3.6 million, consisting of $42.1 million of derivative settlement gains offset by $38.5 million of mark-to-market losses.

Interest expense in 2016 decreased to $26.1 million from the $27.0 million recorded in 2015. The $0.9 million decrease was primarily due to a lower level of borrowings on the Secured Term Loan Facility and Revolving Credit Facility offset lower capitalized interest due to a decrease in unproved property costs with qualifying exploration activity. The components of our interest expense are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
8.50% senior notes	$17,000	$17,000
Secured term loan facility	7,135	9,003
Revolving credit facility	383	2,856
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	2,609	3,114
Other, net	8	66
Capitalized interest	(1,077)	(5,028)
Total interest expense	$26,058	$27,011

Income Tax Benefit (Expense). There was no income tax benefit or expense recognized during 2016, as compared to income tax benefit of $22.4 million, or 4.6% of the loss before income taxes in 2015. The significant difference in the 2016 effective rate was attributable to the valuation allowance established, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$23,473	$40,393
Cash used in investing activities	(62,282)	(11,141)
Cash provided by (used in) financing activities	29,936	(33,275)

Net cash provided by operating activities was $23.5 million for the first six months of 2016 as compared to $40.4 million for the 2015 period. The decrease in net cash provided by operating activities in 2016 as compared to 2015 was primarily due to reduced cash flow driven by 2015 property sales and increased general and administrative costs.

Net cash used in investing activities was $62.3 million in 2016 compared to $11.1 million in 2015. The primary investing activity in 2016 was cash used for capital expenditures of $60.6 million. Capital expenditures in 2016 consisted primarily of $51.9 million in drilling activities and infrastructure projects in the Permian Basin, $5.4 million in facility projects in Aneth Field and $3.3 million in CO2 acquisition for the Aneth Field. The primary investing activity in 2015 was cash used for capital expenditures of $50.1 million. Capital expenditures in 2015 consisted primarily of $7.7 million in compression and facility projects in Aneth Field, $4.5 million in CO2 acquisition, $34.4 million in drilling activities and infrastructure projects in the Permian Basin and $3.5 million in drilling activities and infrastructure in our Wyoming Properties. Capital divestitures in 2015 included $40.0 million of proceeds from the sale of the Howard and Martin County properties in the Permian Basin and $0.6 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and acreage in Park County, Wyoming and Andrews County, Texas.

Net cash provided by financing activity was $29.9 million in 2016 compared to $33.3 million used in financing activities in 2015. The primary financing activity in 2016 was $30.0 million in net borrowings under the Revolving Credit Facility.

If cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Revolving Credit Facility (if available), issuances of other debt or equity securities or from other sources, such as asset sales. There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in our Revolving Credit Facility, Secured Term Loan Facility, or Senior Notes. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to satisfy our obligations under our existing indebtedness, finance the capital expenditures necessary to maintain production or proved reserves or complete acquisitions that may be favorable to us.

Our Revolving Credit Facility and our Secured Term Loan Facility require us to enter into derivative agreements covering a significant portion of our production, as described below under “Revolving Credit Facility.”.

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

In March 2016 the Company completed its spring borrowing base redetermination, and the borrowing base was set at $105 million. As of June 30, 2016 outstanding borrowings under the Revolving Credit Facility were $30 million. The borrowing base availability is reduced by $3.6 million in conjunction with letters of credit issued at June 30, 2016. In August 2016, we used the proceeds from the sale of our Reeves County midstream assets to repay all amounts then outstanding under the Revolving Credit Facility.

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

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility at June 30, 2016.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. We were in compliance with all material terms and covenants of the Secured Term Loan Facility at June 30, 2016.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and our existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of June 30, 2016.

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

The Senior Notes are redeemable by us on not less than 30 or more than 60 days prior notice, at redemption prices set forth in the Indenture. If a change of control occurs, each holder of the Senior Notes will have the right to require that we purchase all of such holder’s Senior Notes in an amount equal to 101% of the principal of such Senior Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

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

Common Stock

In May 2016, Resolute declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.0001 per share.  The Rights trade with, and are inseparable from, the common stock until such time as they become exercisable on the Distribution Date (described below).  The Rights are evidenced only by certificates that represent shares of common stock and not by separate certificates. New Rights will accompany any new shares of common stock we issue after May 27, 2016, until the earlier of the Distribution Date described below and the redemption or expiration of the rights.

Each Right allows its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $4.50, once the Rights become exercisable.  Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights.  The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of our outstanding common stock, or, if earlier, 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person.

 In June 2016, Resolute filed a certificate of amendment to its certificate of incorporation to effect the previously-announced reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 1-for-5 (the “Reverse Stock Split”). The certificate of amendment also reduced the number of authorized shares of common stock from 225,000,000 to 45,000,000. The Reverse Stock Split, including the certificate of amendment, was approved by stockholders at the Company’s 2016 annual meeting of stockholders and by the Company’s Board of Directors. As a result, the Company is now in compliance with the $1.00 per share minimum price requirement of the New York Stock Exchange (the “NYSE”). All historical share amounts disclosed have been retroactively adjusted to reflect the Reverse Stock Split.

 Resolute received notification on November 30, 2015, from the NYSE that the Company’s market capitalization was below the NYSE’s continued listing standard. The Company is considered below criteria established by the NYSE because the Company’s average market capitalization fell below $50 million over a trailing consecutive 30 trading-day period and its last reported stockholders’ equity was less than $50 million. In accordance with NYSE procedures, the Company had 45 days from the receipt of the notice to submit a business plan to the NYSE demonstrating how it intends to regain compliance with the NYSE’s continued listing standards within eighteen months. Resolute developed and submitted such a business plan within the required time frame and the NYSE accepted the plan. The Company will be subject to quarterly monitoring for compliance with the business plan and the Company’s common stock will continue to trade on the NYSE during the eighteen month period, subject to the Company’s compliance with other NYSE continued listing requirements. The NYSE may choose to shorten the usual compliance period if prior to the end of the eighteen months the Company’s market capitalization is over $50 million for two consecutive quarters.

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

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of June 30, 2016, the fair value of our commodity derivatives was a net asset of $31.9 million.

The following table represents our commodity swap contracts as of June 30, 2016:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2016	6,575	$80.11	$36,353	5,100	$2.975	$(40)
Jan – Dec 2017	1,528	$51.10	$(586)	2,008	$2.807	$(301)

The following tables represent our two-way commodity collar contracts as of June 30, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	1,000	$52.00	$64.00	$712

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	3,250	$2.25	$2.64	$(335)

The following table represents our commodity option contract as of June 30, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2018	1,100	$50.00	$(3,912)

Interest Rate Risk

At June 30, 2016, we had $30 million and $128.3 million of outstanding debt under the Revolving Credit Facility and Secured Term Loan Facility, respectively. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an increase less than $0.1 million in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended June 30, 2016 does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015. These risks are not the only risks facing the Company.

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

2016	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share
March 1 – 31	19,525	$3.05
April 1 – 30	1,377	$2.41
May 1 – 31	58	$3.28
June 1 – 30	221	$2.95

1)	All shares purchased in 2016 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)

As of June 30, 2016, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (240,306 shares), unvested stock options (1,122,980 shares), shares yet to be granted under the Incentive Plan (1,029,216 shares) and potential Outperformance Shares (97,561 shares).

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2016

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 8, 2016