Form 10-Q
period 2016-09-30
Resolute Energy Corp
filed 2016-11-07
CIK 1469510

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 17,567,225 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, the expected benefits of the Delaware Basin Acquisition (defined below), our production and cost guidance for 2016; anticipated capital expenditures in 2016 and the sources of such funding; availability of alternative oil purchase markets and oil takeaway systems; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to evaluate and pursue liquidity enhancing and de-levering transactions, including joint ventures and asset sales; liquidity and availability of capital including projections of free cash flow; additional future potential full cost ceiling impairments; future downward adjustments in estimated proved reserves as a result of low commodity prices; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, the rates of return on such projects and the resource potential of such projects; the prospectivity of our properties and acreage; and the anticipated accounting treatment of various activities.  Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2015, and such things as:

•	our ability to realize the expected benefits from the interests acquired in the Delaware Basin Acquisition;
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

•	our relationship with the local communities in the areas where we operate;
•	the availability of water and our ability to adequately treat and dispose of water while and after drilling and completing wells;
•	regulation of salt water injection intended to address seismic activity;
•	the concentration of our producing properties in a limited number of geographic areas;
•	potential changes to regulations affecting derivatives instruments;
•	environmental liabilities under existing or future laws and regulations;
•	the impact of climate change regulations on oil and gas production and demand;
•	potential changes in income tax deduction and credits currently available to the oil and gas industry;
•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
•	competition in the oil and gas industry and failure to keep pace with technological development;
•	developments in oil and gas producing countries;
•	risks relating to our joint interest partners’ and other counterparties’ inability to fulfill their contractual commitments;
•	loss of senior management or key technical personnel;
•	the impact of long-term incentive programs, including performance-based awards and stock appreciation rights;
•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;
•	potential power supply limitations in the electrical infrastructure serving Aneth Field;
•	timing of installation of gathering infrastructure in areas of new exploration and development;
•	potential breakdown of equipment and machinery relating to the Aneth compression facility;
•	losses possible from pending or future litigation;
•	cybersecurity risks;
•	risks related to our common stock including potential delisting from the NYSE, complication of “penny stock” rules and potential declines in our stock prices and dilution to stockholders;

•	the risk of a transaction that could trigger a change of control under our debt agreements and the higher likelihood of such a transaction occurring due to our current low stock price;
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

Production rates, including 24‐hour peak IP rates, 30‐day peak IP rates, 90‐day peak IP rates and 120‐day peak IP rates, for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history. These rates are sometimes actual rates and sometimes extrapolated or normalized rates. As such the rates for a particular well may change as additional data becomes available.  Peak production rates are not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose. Equally, the way we calculate and report peak IP rates and the methodologies employed by others may not be consistent, and thus the values reported may not be directly and meaningfully comparable. Lateral lengths described are indicative only. Actual completed lateral lengths depend on various considerations such as lease‐line offsets. Standard length laterals, sometimes referred to as 5,000 foot laterals, are laterals with completed length generally between 4,000 feet and 5,500 feet. Mid‐length laterals, sometimes referred to as 7,500 foot laterals, are laterals with completed length generally between 6,500 feet and 8,000 feet. Long laterals, sometimes referred to as 10,000 foot laterals, are laterals with completed length generally longer than 8,000 feet.

You are urged to consider closely the disclosure in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, in particular the factors described under “Risk Factors.”

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$908	$9,297
Accounts receivable	47,166	37,100
Commodity derivative instruments	19,957	92,431
Prepaid expenses and other current assets	3,788	1,387
Total current assets	71,819	140,215
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	12,501	21,264
Proved	1,806,101	1,732,707
Other property and equipment	9,754	9,648
Accumulated depletion, depreciation and amortization	(1,630,809)	(1,540,447)
Net property and equipment	197,547	223,172
Other assets:
Restricted cash	23,137	21,497
Commodity derivative instruments	366	3,463
Other assets	2,002	2,636
Total assets	$294,871	$390,983
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,959	$7,101
Accrued expenses	49,170	44,414
Accrued interest payable	14,364	5,764
Accrued cash-settled incentive awards	14,587	1,082
Asset retirement obligations	1,051	891
Commodity derivative instruments	1,476	—
Total current liabilities	88,607	59,252
Long term liabilities:
Secured term loan facility	121,319	118,944
Senior notes	396,891	396,051
Asset retirement obligations	19,520	18,347
Commodity derivative instruments	4,341	—
Other long term liabilities	3,334	1,670
Total liabilities	634,012	594,264
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 45,000,000 shares authorized; issued and outstanding 15,463,882 and 15,442,147 shares at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	664,338	659,124
Accumulated deficit	(1,003,481)	(862,407)
Total stockholders’ deficit	(339,141)	(203,281)
Total liabilities and stockholders’ deficit	$294,871	$390,983

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Oil	$42,394	$32,027	$93,672	$111,910
Gas	3,574	3,678	5,761	10,908
Natural gas liquids	1,451	912	2,377	3,328
Total revenue	47,419	36,617	101,810	126,146
Operating expenses:
Lease operating	16,572	20,469	46,078	60,241
Production and ad valorem taxes	4,839	5,431	12,229	17,717
Depletion, depreciation, amortization, and asset retirement obligation accretion	12,474	21,900	33,700	80,414
Impairment of proved oil and gas properties	—	198,000	58,000	628,000
General and administrative	7,161	7,329	23,659	22,170
Cash-settled incentive awards	16,043	355	18,275	702
Total operating expenses	57,089	253,484	191,941	809,244
Loss from operations	(9,670)	(216,867)	(90,131)	(683,098)
Other income (expense):
Interest expense, net	(13,272)	(16,307)	(39,330)	(43,318)
Commodity derivative instruments gain (loss)	3,972	50,399	(11,739)	54,043
Other income (expense)	114	6	126	(79)
Total other income (expense)	(9,186)	34,098	(50,943)	10,646
Loss before income taxes	(18,856)	(182,769)	(141,074)	(672,452)
Income tax benefit (expense)	—	—	—	22,354
Net loss	$(18,856)	$(182,769)	$(141,074)	$(650,098)
Net loss per common share:
Basic and diluted	$(1.24)	$(12.20)	$(9.33)	$(43.45)
Weighted average common shares outstanding:
Basic and diluted	15,173	14,971	15,122	14,958

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2016	15,442	$2	$659,124	$(862,407)	$(203,281)
Issuance of stock, restricted stock and share-based compensation	93	—	5,235	—	5,235
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(80)	—	(73)	—	(73)
Exercise of employee options to purchase common stock	9	—	52	—	52
Net loss	—	—	—	(141,074)	(141,074)
Balance as of September 30, 2016	15,464	$2	$664,338	$(1,003,481)	$(339,141)

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(141,074)	$(650,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	33,700	80,414
Impairment of proved oil and gas properties	58,000	628,000
Amortization of deferred financing costs and long-term debt premium and discount	3,922	4,815
Share-based compensation	5,143	8,979
Commodity derivative instruments loss (gain)	11,739	(54,043)
Commodity derivative settlement gains	69,649	66,564
Deferred income tax benefit	—	(22,354)
Change in operating assets and liabilities:
Accounts receivable	(9,970)	20,513
Other current assets	(430)	362
Accounts payable and accrued expenses	19,416	(20,395)
Accrued interest payable	8,600	8,555
Net cash provided by operating activities	58,695	71,312
Investing activities:
Oil and gas exploration and development expenditures	(98,313)	(59,382)
Proceeds from sale of oil and gas properties and other	32,962	40,449
Purchase of other property and equipment	(106)	(84)
Restricted cash	(1,640)	(1,637)
Other	38	47
Net cash used in investing activities	(67,059)	(20,607)
Financing activities:
Proceeds from bank borrowings	73,500	131,000
Repayments of borrowings	(73,500)	(227,375)
Proceeds from issuance of term loans	—	46,500
Payment of financing costs	—	(3,744)
Redemption of restricted stock for employee income taxes	(73)	(158)
Proceeds from exercise of employee options to purchase common stock	48	—
Net cash used in financing activities	(25)	(53,777)
Net decrease in cash and cash equivalents	(8,389)	(3,072)
Cash and cash equivalents at beginning of period	9,297	4,352
Cash and cash equivalents at end of period	$908	$1,280

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. The Company’s operating assets are comprised primarily of properties in the Permian Basin in west Texas and southeast New Mexico (the “Permian Properties” or “Permian Basin Properties”) and Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”). The Company conducts all of its activities in the United States of America.

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

For the three and nine months ended September 30, 2016, the Company recorded non-cash impairments of the carrying value of its oil and gas properties of $0 and $58 million, respectively, as a result of the ceiling test limitation. For the three and nine months ended September 30, 2015, the Company recorded non-cash impairments of the carrying value of its oil and gas properties of $198 million and $628 million, respectively, as a result of the ceiling test limitation. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Divestiture of Midstream Assets in the Delaware Basin

In July 2016 Resolute Natural Resources Southwest, LLC (“Resolute Southwest”), a wholly owned subsidiary of Resolute, entered into a definitive Purchase and Sale Agreement (the “Mustang Agreement”) with Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (collectively, “Caprock”) pursuant to which Resolute Southwest and an existing minority interest holder (collectively, the “Sellers”) agreed to sell certain gas gathering and produced water handling and disposal systems owned by them in the Mustang project area in Reeves County, Texas, (“Mustang”) for a cash payment of $35 million, plus certain earn-out payments described below.

In July 2016 Resolute Southwest also entered into a definitive Purchase and Sale Agreement (the “Appaloosa Agreement”) with Caprock, pursuant to which Resolute Southwest agreed to sell certain gas gathering and produced water handling and disposal systems owned by Resolute Southwest in the Appaloosa project area in Reeves County, Texas, (“Appaloosa”) for a cash payment of $15 million, plus certain earn-out payments described below.

In July 2016, in connection with the Appaloosa Agreement and the Mustang Agreement, Resolute Southwest also entered into a definitive Earn-out Agreement (the “Earn-out Agreement”), pursuant to which Resolute Southwest will be entitled to receive certain earn-out payments based on drilling and completion activity in Appaloosa and Mustang through 2020 that will deliver gas and produced water into the system. Earn-out payments for each qualifying well will vary depending on the lateral length of the well and the year in which the well is drilled and completed. Aggregate earn-out payments for all wells drilled and completed in Appaloosa and Mustang over the term of the Earn-out Agreement are capped at $60 million (gross). Earn-out payments are contingent on future drilling, and therefore will be recognized when received.

In August 2016 Resolute Southwest closed the transactions contemplated by the Mustang Agreement and the Appaloosa Agreement.  Resolute Southwest received aggregate consideration of approximately $36 million (including earn-out payments earned as of the closing), of which approximately $2 million was placed in an escrow account for a period of time to secure Resolute’s indemnity obligations under the Mustang Agreement and the Appaloosa Agreement. As the sale did not significantly alter the relationship between capital costs and proved reserves, no gain or loss was recognized.

The net proceeds of the midstream sale were used to repay amounts outstanding under the Company’s revolving credit facility (as defined in Note 5) and for general corporate purposes.

In connection with the closing of the transactions contemplated by the Appaloosa Agreement and the Mustang Agreement, Resolute Southwest entered into fifteen year commercial agreements with Caprock for gas gathering services and water handling and disposal services for all current and future gas and water produced by Resolute Southwest in Mustang and Appaloosa in exchange for customary fees based on the volume of gas and water produced and delivered. Resolute Southwest has agreed to dedicate and deliver all gas and water produced from its acreage in Mustang and Appaloosa to Caprock for gathering, compression and disposal services for a term of fifteen years.

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

Divestiture of Hilight Field Properties in the Powder River Basin

In October 2015, the Company sold its Hilight Field Properties in the Powder River Basin for approximately $55 million. The sale was consummated on October 6, 2015, with an effective date of July 1, 2015. The net proceeds under this sale were used to pay down amounts outstanding under the revolving credit facility. As a part of the sale, the Company was no longer liable for asset retirement obligations of $8.1 million at December 31, 2015.

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

The unaudited pro forma financial information for the three and nine months ended September 30, 2015 reflects Resolute’s results as if the Gardendale, Hilight Field, and Howard and Martin County properties were sold on January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Revenue	$29,147	$98,814
Loss from operations	(216,732)	(681,734)
Net loss	(179,820)	(639,825)

Basic and diluted net loss per share	$(12.01)	$(42.78)

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Potential dilutive restricted stock	1,474	325	1,015	366
Anti-dilutive securities	1,474	1,073	1,386	943

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(18,856)	$(182,769)	$(141,074)	$(650,098)

Basic weighted average common shares outstanding	15,173	14,971	15,122	14,958
Add: dilutive effect of non-vested restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	15,173	14,971	15,122	14,958

Basic and diluted net loss per common share	$(1.24)	$(12.20)	$(9.33)	$(43.45)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	September 30, 2016
Revolving credit facility	$—	$—	$(1,414)	$(1,414)
Secured term loan facility	128,303	(5,497)	(1,487)	121,319
8.50% senior notes	400,000	1,049	(4,158)	396,891
Total long-term debt	$528,303	$(4,448)	$(7,059)	$516,796

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2015
Revolving credit facility	$—	$—	$(2,121)	$(2,121)
Secured term loan facility	128,303	(7,223)	(2,136)	118,944
8.50% senior notes	400,000	1,233	(5,182)	396,051
Total long-term debt	$528,303	$(5,990)	$(9,439)	$512,874

Unamortized deferred financing costs associated with the Revolving Credit Facility (as defined below) at September 30, 2016 and December 31, 2015, of $1.4 million and $2.1 million, respectively, have been included in other assets.

For the three months ended September 30, 2016 and 2015, the Company incurred interest expense on long-term debt of $13.3 million and $16.3 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred interest expense on long-term debt of $39.3 million and $43.3 million, respectively. The Company capitalized $0.3 million and $0.5 million of interest expense during the three months ended September 30, 2016 and 2015, respectively. The Company capitalized $1.4 million and $5.5 million of interest expense during the nine months ended September 30, 2016 and 2015, respectively.

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

In October 2016 the Company completed its fall borrowing base redetermination, and the borrowing base was re-affirmed at $105 million. In addition, the Company made other administrative amendments to the Revolving Credit Facility. As of September 30, 2016, outstanding borrowings under the Revolving Credit Facility were $0. The borrowing base availability had been reduced by $3.6 million in conjunction with letters of credit issued at September 30, 2016.

In September 2016 the Company entered into the thirteenth amendment to the Revolving Credit Facility to amend the restricted payment covenant to permit the Company to pay up to $5 million annually and $20 million in aggregate in dividends on preferred stock, in addition to the existing restricted payment basket that provided for other restricted payments of up to $5 million annually and $20 million in aggregate (which two baskets may be aggregated).

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

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. Resolute was in compliance with the terms and covenants of the Revolving Credit Facility at September 30, 2016.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. Resolute was in compliance with the terms and covenants of the Secured Term Loan Facility at September 30, 2016.

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

Due to the lack of an active market, quoted market prices for the Company’s Secured Term Loan Facility or similar debt are not available. The Company used valuation techniques that relied on unobservable inputs, current information including LIBOR interest rates and the specific terms of the Secured Term Loan Facility to estimate the fair value (a Level 3 fair value measurement). The fair value of the Company’s Secured Term Loan Facility at September 30, 2016, was estimated to be $122.8 million, which approximates the principal less the unamortized discount.

Senior Notes

In 2012 the Company consummated two private placements of senior notes with principal totaling $400 million (the “Senior Notes”). The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the Senior Notes payable semiannually in cash on May 1 and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and the Company’s existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013 the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of September 30, 2016.

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

The fair value of the Senior Notes at September 30, 2016, was estimated to be $374.9 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2016 and 2015, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to the valuation allowance established, in addition to state income taxes and estimated permanent differences.

The following table summarizes the components of the provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current income tax benefit (expense)	$—	$—	$—	$—
Deferred income tax benefit (expense)	—	—	—	22,354
Total income tax benefit (expense)	$—	$—	$—	$22,354

The Company had no reserve for uncertain tax positions as of September 30, 2016. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company’s analysis, it was concluded that as of September 30, 2016, a valuation allowance should be established against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of September 30, 2016, of $302 million on its long-term deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of September 30, 2016, or December 31, 2015.

Common Stock

The authorized common stock of the Company consists of 45,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At September 30, 2016 and December 31, 2015, the Company had 15,463,882 and 15,442,147 shares of common stock issued and outstanding, respectively.

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

In June 2016 Resolute filed a certificate of amendment to its certificate of incorporation to effect the previously-announced reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 1-for-5 (the “Reverse Stock Split”). The certificate of amendment also reduced the number of authorized shares of common stock from 225,000,000 to 45,000,000. The Reverse Stock Split, including the certificate of amendment, was approved by stockholders at the Company’s 2016 annual meeting of stockholders and by the Company’s Board of Directors. As a result, the Company is now in compliance with the $1.00 per share minimum price requirement of the New York Stock Exchange (the “NYSE”). All historical share amounts disclosed have been retroactively adjusted to reflect this Reverse Stock Split.

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

Long Term Employee Incentive Plan

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

In July 2009, the Company adopted the 2009 Long Term Performance Incentive Plan (“Incentive Plan”), providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of shares of common stock that may be issued under the Incentive Plan is 3,451,548 (which includes the additional 620,000 shares under Amendment No. 2 to the incentive plan approved by the Company’s stockholders in June 2015 and the 1,000,000 shares under Amendment No. 3 in the incentive plan approved by the Company’s stockholders in May 2016).

In May 2015 the Board and its Compensation Committee approved a long-term incentive program for 2015 under the Incentive Plan consisting of grants of (i) options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $6.75 per share and a ten year term, (ii) time-vested restricted cash awards of $5.2 million, vesting in equal annual installments on each of the first three anniversaries of the date of grant, and (iii) performance-vested restricted cash awards of $2.9 million, as described below.

In September 2015 the Board and its Compensation Committee approved a grant consistent with the terms defined above of options to purchase shares of common stock of the Company, vesting in equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $2.10 per share and a ten year term.

In February 2016 the Board of Directors and Compensation Committee of the Company approved long-term incentive awards to employees and non-employee directors for 2016 consisting of a combination of stock options, cash-settled stock appreciation rights and restricted cash grants under the Incentive Plan. The 2016 long-term incentive awards to employees and non-employee directors consisted of grants of (i) options to purchase 741,450 shares of common stock of the Company with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, with exercise prices of $2.65 per share (as to 335,375 shares) and $2.915 per share (as to 406,075 shares), (ii) 1,702,852 cash-settled stock appreciation rights with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, with a base price of $2.65 per share (as to 486,373 rights) and $2.915 per share (as to 1,216,479 rights), (iii) $5.3 million of time-vested restricted cash awards, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, and (iv) 45,148 shares of restricted stock vesting on March 8, 2017.

For the three and nine months ended September 30, 2016 and 2015, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Time-based restricted stock awards	$938	$2,146	$3,657	$6,548
TSR awards	221	718	777	2,130
Stock appreciation awards	—	11	—	33
Stock option awards	250	139	686	223
Time-based restricted cash awards	860	368	2,549	592
Performance-based restricted cash awards	7,798	(13)	7,925	110
Cash-settled stock appreciation awards	7,385	—	7,802	—
Total Incentive Plan compensation expense	$17,452	$3,369	$23,396	$9,636

As of September 30, 2016 the Company held unrecognized share-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Time-based restricted stock awards	$1,979	1.2
TSR awards	885	0.4
Stock option awards	1,974	2.1
Total unrecognized compensation expense	$4,838

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

The following table summarizes the option award activity for the nine months ended September 30, 2016:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, beginning of period	396,440	$6.40
Granted	741,450	2.80
Exercised	(9,537)	6.18
Forfeited	(18,353)	4.16
Outstanding, end of period	1,110,000	$4.03	9.1	$24,451
Exercisable, end of period	120,720	$6.42	8.6	$2,371

The weighted average grant date fair value of options granted during the nine months ended September 30, 2016 and 2015, was $1.93 and $4.60, respectively. The total intrinsic value for options exercised during the nine months ended September 30, 2016, was $0.1 million. No options were exercised during the nine months ended September 30, 2015, and therefore, there is no related intrinsic value.

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three or four equal annual installments at specified dates based on continued employment. Shares issued to non-employee directors vest in one year based on continued service. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 15% which are updated periodically based on actual employee turnover. During the nine months ended September 30, 2016, the Company granted 92,648 shares of time-based restricted stock to employees and non-employee directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the nine months ended September 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	285,704	$42.10
Granted	92,648	4.48
Vested	(191,629)	41.42
Forfeited	(3,102)	45.24
Non-vested, end of period	183,621	$23.77

Stock Appreciation Awards

At September 30, 2016, no share-settled stock appreciation awards remain outstanding as all remaining awards expired on December 31, 2015.

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

          The following table summarizes the changes in non-vested TSR Awards for the nine months ended September 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	152,916	$71.29
Granted	—	—
Vested	—	—
Forfeited	—	—
Expired	(55,355)	79.55
Non-vested, end of period	97,561	$66.60

Liability Awards

Liability awards consist of awards that are settled in cash instead of shares, as discussed below. The fair value of those instruments at a single point in time is not a forecast of what the estimated fair value of those instruments may be in the future.

Cash-settled Stock Appreciation Rights

A stock appreciation right is the right to receive an amount in cash equal to the excess, if any, of the fair market value of a share of common stock on the date on which the right is exercised over its base price. The February 2016 grants of cash-settled stock appreciation rights hold base prices of $2.65 per share (as to 486,373 rights) and $2.915 per share (as to 1,216,479 rights). These awards vest in three equal annual installments and have a ten-year term. The compensation expense to be recognized for the cash-settled stock appreciation rights was measured utilizing estimated forfeiture rates between 0% and 15% which will be updated periodically based on actual employee turnover. The fair value of the cash-settled stock appreciation rights as September 30, 2016, was $39.9 million, of which $7.8 million has been accrued as of September 30, 2016.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. Time-based restricted cash issued to non-employee directors vests in one year based on continued service. The compensation expense to be recognized for the time-based restricted cash awards was measured utilizing estimated forfeiture rates between 0% and 15% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of September 30, 2016, was $9.9 million, of which $3.5 million has been accrued.

Performance-Based Restricted Cash Awards

The performance criteria for the performance-based restricted cash awards granted in May 2015 are based on future prices of the Company’s common stock trading at or above specified thresholds. If and as certain stock price thresholds are met, using a 60 trading day average, various multiples of the performance-vested cash award will be attained. The first stock price hurdle is at $10.00 at which the award would be payable at 1x, and the highest stock price hurdle would be $40.00 at which the award would be payable at a multiple of 6x. Interim hurdles and multiples between these end points are set forth in the governing agreements. As of September 30, 2016, the $10.00 and $13.00 stock price hurdles have been met. The performance-based cash awards have a ten year term (i.e., the Company’s obligation would be triggered at any time the defined stock price multiples are met over a ten year period, subject to the initial three year vesting period, described below, and provided the employee continues to be employed by the Company). A time vesting element will apply to the performance-vested cash awards such that attained multiples will not be paid out earlier than upon satisfaction of a three-year vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria would need to be satisfied. Once a time vesting date passes, the employee is entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples have been achieved. Any multiples achieved following 100% time vesting would be paid within 60 days of such achievement.

The estimated fair value of the performance-based restricted cash awards as of September 30, 2016, was $11.2 million of which $8.2 million has been expensed as of September 30, 2016, based upon the three-year vesting. The fair value was estimated using an option pricing model for a cash or nothing call, an estimated forfeiture rate of 5% and an average effective term of less than one year. As the fair value of liability awards is required to be re-measured at each period end, amounts recognized in future periods will vary.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Asset retirement obligations at beginning of period	$19,238	$31,340
Additional liability incurred / acquired	22	22
Accretion expense	1,338	2,177
Liabilities settled	(7)	(1,347)
Revisions to previous estimates	(20)	235
Asset retirement obligations at end of period	20,571	32,427
Less: current asset retirement obligations	(1,051)	(775)
Long-term asset retirement obligations	$19,520	$31,652

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

The Company utilizes fixed price swaps, basis swaps, option contracts and two-and three-way collars. These instruments generally entitle Resolute (the floating price payer in most cases) to receive settlement from the counterparty (the fixed price payer in most cases) for each calculation period in amounts, if any, by which the settlement price for the scheduled trading days applicable to each calculation period is less than the fixed strike price or floor price. The Company would pay the counterparty if the settlement price for the scheduled trading days applicable to each calculation period exceeds the fixed strike price or ceiling price. The amount payable by Resolute, if the floating price is above the fixed or ceiling price is the product of the notional contract quantity and the excess of the floating price over the fixed or ceiling price per calculation period. The amount payable by the counterparty, if the floating price is below the fixed or floor price, is the product of the notional contract quantity and the excess of the fixed or floor price over the floating price per calculation period. A three-way collar consists of a two-way collar contract combined with a put option contract sold by the Company with a strike price below the floor price of the two-way collar. The Company receives price protection at the purchased put option floor price of the two-way collar if commodity prices are above the sold put option strike price. If commodity prices fall below the sold put option strike price, the Company receives the cash market price plus the variance between the put price and the floor price. This type of instrument captures more value in a rising commodity price environment, but limits the benefits in a downward commodity price environment. Basis swaps, when used in connection with fixed price swaps, to fix the price differential between the NYMEX commodity price and the index price at which the commodity production is sold.

As of September 30, 2016, the fair value of the Company’s commodity derivatives was a net asset of $14.5 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of September 30, 2016:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)		NGL (Mont Belvieu)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu	Bbl per Day	Weighted Average Swap Price per Bbl
Oct – Dec 2016	6,575	$80.11	5,100	$2.975	300	$19.53
Jan – Dec 2017	1,528	$51.10	2,008	$2.807	300	$19.53

The following tables represent Resolute’s two-way commodity collar contracts as of September 30, 2016:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
Oct – Dec 2016	3,250	$45.00	$51.08	5,400	$2.746	$2.832
Jan – Dec 2017	3,064	$46.15	$57.80	7,340	$2.522	$3.386

The following table represents Resolute’s commodity option contract as of September 30, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl
Jan – Dec 2018	1,100	$50.00

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other income (expense):
Commodity derivative settlement gain	$21,357	$24,386	$69,649	$66,564
Mark-to-market gain (loss)	(17,385)	26,013	(81,388)	(12,521)
Commodity derivative instruments gain (loss)	$3,972	$50,399	$(11,739)	$54,043

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2016, and December 31, 2015 (in thousands):

	Level 2
	September 30, 2016	December 31, 2015
Assets
Derivative instruments, current	$19,957	$92,431
Derivative instruments, long term	366	3,463
Total assets	$20,323	$95,894
Liabilities
Derivative instruments, current	$1,476	$—
Derivative instruments, long term	4,341	—
Total liabilities	$5,817	$—

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

Future minimum CO2 purchase commitments as of September 30, 2016, under this purchase agreement, based on prices and volumes in effect at September 30, 2016, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2016	2,484
2017	2,741
Total	$5,225

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

Note 11 — Subsequent Events

Acquisition of Reeves County Properties in the Delaware Basin

On October 4, 2016, Resolute and Resolute Southwest entered into a Purchase and Sale Agreement (the “Firewheel Purchase Agreement”) with Firewheel Energy, LLC (“Firewheel”) pursuant to which Resolute Southwest agreed to acquire certain oil and gas interests in the Delaware Basin in Reeves County, Texas (the “Firewheel Properties”), for consideration to Firewheel consisting of $90 million in cash and 2,114,523 shares of common stock of the Company, par value $0.0001 per share, issued to Firewheel upon the closing of the purchase of the Firewheel Properties (the “Delaware Basin Acquisition”). The closing of the Delaware Basin Acquisition (the “Closing”) occurred on October 7, 2016, effective as of September 1, 2016.

In connection with the Firewheel Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Firewheel, dated October 4, 2016, which became effective as of the Closing and provides the holder(s) of the shares of common stock issued to Firewheel pursuant to the Firewheel Purchase Agreement with certain rights relating to the registration of such shares of common stock under the Securities Act of 1933, as amended. The Registration Rights Agreement requires that the Company file a registration statement with the Securities and Exchange Commission to permit the public resale of such shares of common stock no later than twenty days after the Closing and use its reasonable best efforts to cause such registration statement to become effective no later than one hundred twenty days after the Closing, subject to extension under certain circumstances. The Form S-3 was filed on October 26, 2016.

Preferred Stock Purchase Agreement

On October 4, 2016, the Company entered into a Purchase Agreement (the “Preferred Stock Purchase Agreement”) with BMO Capital Markets Corp. (“Initial Purchaser”), pursuant to which the Company agreed to issue and sell to Initial Purchaser 55,000 shares (the “Firm Securities”) of the Company’s 8⅛% Series B Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred Stock”). The Preferred Stock Purchase Agreement also provided Initial Purchaser an option to purchase up to 7,500 additional shares (together with the Firm Securities, collectively, the “Securities”) of the Convertible Preferred Stock within 30 days of the date of the Preferred Stock Purchase Agreement.

On October 6, 2016, Initial Purchaser exercised its over-allotment option to purchase the additional 7,500 shares of Convertible Preferred Stock in full, bringing the total shares of Convertible Preferred Stock purchased by Initial Purchaser to 62,500, for an aggregate net consideration of $60 million, before offering expenses.

Dividends on the shares of Convertible Preferred Stock will be payable in cash on a cumulative basis when, as and if declared by the Company’s board of directors, at an annual rate of 8⅛% on a liquidation preference of $1,000 per share on January 15, April 15, July 15 and October 15 of each year, beginning on January 15, 2017.

Holders may convert their shares of Convertible Preferred Stock at any time into shares of common stock based on an initial conversion rate of 33.8616 shares of common stock per share of Convertible Preferred Stock (which is equivalent to an initial conversion price of approximately $29.53 per share of the common stock), subject to adjustment as described in the certificate of designations for the Convertible Preferred Stock filed with the Secretary of State of the State of Delaware (the “Certificate”). Under certain circumstances, the Company will increase the conversion rate upon a “fundamental change” as described in the Certificate.

At any time on or after October 15, 2021, the Company may cause a mandatory conversion of the Convertible Preferred Stock into shares of Common Stock as described in the Certificate.

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

Overview

We are a publicly traded, independent oil and gas company with assets located primarily in the Delaware Basin in West Texas and the Paradox Basin in southeast Utah. Our development activity is focused on our 19,989 gross (16,331 net) operated acreage position in what we believe to be the core of the Wolfcamp horizontal play in northern Reeves County, Texas. Our corporate strategy is to drive organic growth in reserves, production and cash flow through development of our Reeves County acreage and opportunistic bolt-on acquisitions in the Delaware Basin while continuing to focus on improving margins in our Paradox Basin properties while de-risking certain future growth projects through selectively targeted capital investment.

During 2015 oil sales comprised approximately 89% of revenue, and our December 31, 2015, estimated net proved reserves were approximately 33.1 million barrels of oil equivalent (“MMBoe”), of which approximately 84% and 76% were proved developed reserves and proved developed producing reserves (“PDP”), respectively. Approximately 87% of our estimated net proved reserves were oil and approximately 93% were oil and natural gas liquids (“NGL”). The December 31, 2015, pre-tax present value discounted at 10% (“PV-10”) of our net proved reserves and the standardized measure of our estimated net proved reserves were $199 million.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded non-cash impairments of the carrying value of our proved oil and gas properties of $120 million, $220 million, $210 million, $198 million, $77 million and $58 million at December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016, respectively, as a result of the ceiling test limitation. No impairment was recorded at June 30, 2016 or September 30, 2016. However, if in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

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

For 2016, our Board of Directors approved a capital budget of between $115 million and $135 million, primarily focused on continuing horizontal development of our Delaware Basin Wolfcamp resource base in Reeves County, Texas, (our “Reeves County Assets”) where we planned to drill and complete a total of nine wells (inclusive of the four wells above). Capital spending in Aneth Field has been limited to acquisition of CO2, upgrades in electrical infrastructure and basic field maintenance. The drilling success achieved in our Reeves County Assets during the first half of 2016 led us to expand our 2016 drilling program by adding five additional wells (for a total of fourteen wells during 2016). Because these additional wells were and will be drilled in the third and fourth quarters, they will not materially contribute to aggregate 2016 production. However, these wells will add to our 2016 exit production rate and will provide momentum to our 2017 production volumes. Our 2016 capital plan reflects our intention to make investments in assets that are accretive to net asset value at current prices and to grow proved reserves and production that will benefit the Company as we move through 2016 and into 2017. Our ability to make these investments results from the significant progress made by the Company in 2015 in lowering operating costs and improving our liquidity position, our 2016 derivative position, and the success of our Reeves County drilling efforts.

On August 1, 2016, we closed the sale of our Reeves County gas gathering and produced water handling and disposal assets. This transaction provided approximately $36 million of net proceeds to Resolute, with $2 million held in escrow and the remaining proceeds used principally to repay all outstanding Revolving Credit Facility debt. On October 7, 2016, we closed the acquisition of certain Reeves County interests in the Delaware Basin for consideration consisting of $90 million in cash and 2,114,523 shares of our common stock. The cash paid for this acquisition was funded in part by net proceeds from the sale of preferred stock and borrowings on our Revolving Credit Facility of approximately $30 million. We will also continue to explore other ways to enhance our liquidity, de-lever our balance sheet and increase drilling activity, including potential asset sales and potential joint ventures. Such strategic initiatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us.

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

Our Revolving Credit Facility, Secured Term Loan Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility, Secured Term Loan Facility and Senior Notes at September 30, 2016.

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

Permian Basin Properties

Our Permian Basin Properties, constituting 23% of net proved reserves as of December 31, 2015, are located in the Permian Basin of west Texas and southeast New Mexico. Our position is divided between two principal project areas: the Delaware Basin project area in Reeves County and the Northwest Shelf project area located in the Denton, Gladiola and Knowles fields in the Northwest Shelf area in Lea County, New Mexico. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, targets the Wolfcamp formation. We believe that growth potential exists from more than 300 gross prospective wells targeting Upper Wolfcamp A and Wolfcamp B formations based on 80-acre spacing and Lower Wolfcamp A on 160-acre spacing. Significant additional opportunity exists from reduced spacing as well as additional subzones. Our other project area, in the Northwest Shelf in Lea County, New Mexico, is centered on conventional production in Denton and South Knowles fields where we are focused on improving field-level economics through production enhancements and operating cost reductions. We are in the process of marketing these fields and expect to dispose of such assets.

During the nine months ended September 30, 2016, we completed 10 gross (7.1 net) wells and had 2 gross (1.5 net) wells awaiting completion operations at quarter end. Furthermore, as of September 30, 2016, we were in the process of drilling 1 gross (0.9 net) well. All such wells are located in the Delaware Basin.

In October 2016 we acquired certain Reeves County interests in the Delaware Basin. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information.

In August 2016 we sold certain midstream asset interests in the Delaware Basin. See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

In December 2015 we sold our Gardendale interests in the Midland Basin for approximately $172 million. The sale was consummated on December 22, 2015, with an effective date of September 1, 2015.

In May 2015 we sold our Howard and Martin County properties in the Permian Basin for approximately $42 million. The sale was consummated on May 1, 2015, with an effective date of March 1, 2015.

Aneth Field Properties

Our Aneth Field Properties constitute 77% of our net proved reserves as of December 31, 2015. Our working interests in Aneth Field, a mature, long-lived oil producing field, are located primarily on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62%, 67.5% and 59%, respectively, at September 30, 2016. The crude oil produced from the Aneth Field Properties is generally characterized as light, sweet crude oil that historically has been highly desired as a refinery blending feedstock. We believe that significantly more oil can be recovered from our Aneth Field Properties through industry standard secondary and tertiary recovery techniques.

The field is connected by pipeline to a refinery located near Gallup, New Mexico that is owned and operated by Western Refining Southwest, Inc., a subsidiary of Western Refining Inc. (“Western”). Western currently purchases all of the non-royalty oil production of Resolute and NNOGC from Aneth Field under a purchase agreement initially entered into in July 2014. On December 31, 2014, the Company entered into an amendment to the agreement which provided for Resolute to receive a price equal to the NYMEX oil price minus a differential of $8.00 per barrel of oil. The amendment also extended the term of the agreement until March 31, 2015 and provided that the term would continue thereafter on a month-to-month basis until terminated by a party with ninety days prior notice. On December 8, 2015, the Company entered into a second amendment to the agreement which provided for a reduction of the differential to $7.50 per barrel of oil. On May 9, 2016, the Company entered into a third amendment to the agreement which provides that Resolute and NNOGC will receive a price equal to NYMEX oil price minus a differential of $7.50 per barrel of oil for the first 6,000 barrels of oil purchased per day and a differential of $5.50 for amounts in excess of 6,000 barrels per day, with such pricing effective on May 1, 2016. If, for any reason, Western is unable to process our oil, there is alternative access to markets through rail and truck facilities or through the FERC-regulated Texas-New Mexico pipeline owned by Western. Furthermore, oil can be trucked to refineries or oil pipelines in southern New Mexico, west Texas or Salt Lake City, Utah.

Divestiture of Wyoming Properties

In October 2015 we sold our Hilight Field interests in Powder River Basin for approximately $55 million. The sale was consummated on October 6, 2015, with an effective date of July 1, 2015.

Our Strategies and Our Competitive Strengths

Business Strategies

Organically Grow Reserves, Production and Cash Flow. Our primary business strategy is to generate growth in reserves, production and cash flow through organic development of the Wolfcamp formation within our Reeves County, Texas, assets in the Delaware Basin.

Focus on the Profitability of Aneth Field. We will continue to focus on cost control and production maintenance in our Aneth Field Properties. In addition, we expect to develop a strategy to de‐risk additional growth opportunities in the field. We anticipate that these efforts will involve the use of third‐party capital and may ultimately result in a reduction of our working interest in the field.

Improve Corporate Profitability. We will continue to focus on improving the profitability of the Company through a multi‐pronged strategy, including, (a) improved unit operating costs resulting from increased production in lower cost areas and divestitures of higher cost properties, (b) improved well economics as we continue to focus on drilling efficiencies, shift to infill drilling which leverages existing infrastructure and realize economies from a larger sustained drilling program, and (c) focus on improving overhead expenses per unit of production and optimizing efficiency within our corporate organization.

Divest of Non‐Core Assets. We have engaged a financial advisor to market our producing properties in southeast New Mexico. These non‐core assets do not contribute to our organic growth strategy. We intend to utilize the proceeds of any disposition to reduce leverage, which we expect will ultimately enable us to accelerate drilling in Reeves County.

Pursue Acquisition Opportunities in Delaware Basin. We will continue to seek out attractive opportunities to expand our acreage and inventory of development locations through strategic acquisitions relying on our more than five year operating history in the Delaware Basin and our strong technical team to identify the best opportunities. The Delaware Basin Acquisition was one such opportunity.

Strategically Use Equity to Reduce Leverage. The Delaware Basin Acquisition was financed with a significant issuance of both common and convertible preferred equity. As we look at additional acquisition opportunities, we will continue to consider the possibility of utilizing equity as consideration or a financing alternative. In addition, should the circumstances warrant, we may consider future issuances of equity to reduce leverage or to finance our drilling activity.

Competitive Strengths

We have a number of strengths that we believe will help us successfully execute our 2016 and longer term business strategies, including:

Multi‐year Portfolio of Significant Organic Drilling and Development Opportunities in One of the Premier U.S. Oil and Gas Producing Basins. We have a significant inventory of drilling and development locations in Reeves County, Texas, in the core of the Delaware Basin portion of the Permian Basin. This part of the Delaware Basin is a premier U.S. onshore oil and gas resource. Based only on zones that have established production from our and nearby horizontal wells, we have identified a substantial inventory of more than 300 gross horizontal well locations in the Wolfcamp A and B. We believe that this inventory will allow us to grow our reserves and production, while generating attractive rates of return at current commodity price projections and our current projected cost structure. Recent developments in the area lead us to conclude that we may be able to increase our drilling opportunity inventory through tighter spacing and increasing the number of productive horizons above and below existing producing zones.

Operational Staff with Deep Expertise; Operating Control of Our Properties. Our operating and technical staff has significant experience in the drilling, completing and operating of horizontal wells. This expertise has led to cost and production enhancements, particularly in Reeves County. The work of our drilling team has led to reductions in drilling days and larger completion designs which we believe ultimately result in more productive and economic wells. In addition, our production operations team has added efficiencies such that our lease operating costs per Boe have declined more than 25% from the second quarter of 2014 to the second quarter of 2016. Because we are the operator of substantially all of our properties we have the ability to more directly control the timing, scope and costs of our activity.

Stable Long‐lived Oil Production from Aneth Field. Our field staff has been operating Aneth Field since before its purchase by the Company. Aneth Field has exhibited a long, shallow decline. With only modest capital expenditures, production has remained essentially flat over the last eight quarters. Additionally, our operating teams have found ways to reduce operating costs since the second quarter of 2014 by more than 25%. Because Aneth Field is held by production, it can serve as a long term source of production and cash flow.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and nine months ended September 30, 2016, in comparison to results for the three and nine months ended September 30, 2015.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Sales:
Oil (MBbl)	1,072	800	2,582	2,538
Gas (MMcf)	1,436	1,439	2,908	4,394
NGL (MBbl)	169	104	313	320
Total sales (MBoe)	1,480	1,144	3,380	3,590
Average daily sales (Boe/d)	16,085	12,439	12,336	13,151
Average Sales Prices:
Oil ($/Bbl)	$39.55	$40.04	$36.27	$44.10
Gas ($/Mcf)	2.49	2.56	1.98	2.48
NGL ($/Bbl)	8.61	8.72	7.59	10.40
Average sales price ($/Boe, excluding commodity derivative settlements)	$32.04	$32.00	$30.12	$35.14
Operating Expenses ($/Boe):
Lease operating	$11.20	$17.89	$13.63	$16.78
Production and ad valorem taxes	3.27	4.75	3.62	4.93
General and administrative	4.84	6.40	7.00	6.17
General and administrative (excluding non-cash compensation expense)	3.94	3.91	5.56	3.82
Cash-settled incentive awards	10.84	0.31	5.41	0.20
Depletion, depreciation, amortization and accretion	8.43	19.14	9.97	22.40

Quarter Ended September 30, 2016, Compared to the Quarter Ended September 30, 2015

Revenue. Revenue from oil and gas activities increased by 30% to $47.4 million during 2016, from $36.6 million during 2015. Of the $10.8 million increase in revenue, approximately $10.7 million was due to increased production and $0.1 million was attributable to increased commodity pricing ($32.04 per Boe in 2016 versus $32.00 per Boe in 2015). Sales volumes increased 29% to 1,480 MBoe during 2016 as compared to 1,144 MBoe during 2015. Pro forma for the 2015 property sales, 2016 production increased 72% due to production from the wells drilled in the last twelve months.

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

Lease operating expenses decreased 19% to $16.6 million during 2016, from $20.5 million during 2015. On a per-unit basis, lease operating expense decreased 37% to $11.20 in 2016 compared to $17.89 in 2015. The significant decrease in unit operating expense is due to the combination of lower total costs attributable to field operating efficiencies, property sales and the significant increase in production.

Production and ad valorem taxes decreased to $4.8 million during 2016, as compared to $5.4 million during 2015 and were less on a per-unit basis. Production and ad valorem taxes were 10.2% of total revenue in 2016 versus 14.8% of total revenue in 2015.

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

General and administrative expenses decreased to $7.2 million during 2016, as compared to $7.3 million during 2015. On a unit-of-production basis, general and administrative expenses decreased 24% as a result of increased production. Cash-based general and administrative expense increased 30% to $5.8 million in 2016 from $4.5 million in 2015. This increase was a result of $0.8 million in reduced corporate overhead reimbursements due to property sales and a $0.5 million increase in professional fees.

Cash-settled incentive award expenses increased to $16.0 million in 2016, as compared to $0.4 million in 2015. This increase was a result of the grant of time- and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program and the achievement of multiple performance targets that are based on the Company’s stock price. The time-based awards will vest and be expensed ratably over three years. The performance-based awards and the stock appreciation rights will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year life. Actual cash payments during the period were $1.4 million.

Depletion, depreciation, amortization and accretion expenses decreased to $12.5 million during 2016, as compared to $21.9 million during 2015. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $8.43 per Boe in 2016 from $19.14 per Boe in 2015 due to a decrease in the 2016 amortization base resulting from the $333 million in ceiling test impairments recorded during the period from July 1, 2015, through March 31, 2016.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded a $198 million non-cash impairment of the carrying value of our proved oil and gas properties at September 30, 2015, as a result of the ceiling test limitation. No impairment was recorded at September 30, 2016. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2016 the gain on oil and gas commodity derivatives was $4.0 million, consisting of $21.4 million of derivative settlement gains offset by $17.4 million of mark-to-market losses. During 2015 the gain on oil and gas commodity derivatives was $50.4 million, consisting of $26.0 million of mark-to-market gains and $24.4 million of derivative settlement gains.

Interest expense in 2016 decreased to $13.3 million from the $16.3 million recorded in 2015. The $3.0 million decrease was primarily due to a lower level of borrowings on the Secured Term Loan Facility and Revolving Credit Facility. The components of our interest expense are as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
8.50% senior notes	$8,500	$8,500
Secured term loan facility	3,607	5,597
Revolving credit facility	177	1,026
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	1,312	1,701
Other, net	25	(1)
Capitalized interest	(349)	(516)
Total interest expense	$13,272	$16,307

Income Tax Benefit (Expense). There was no income tax benefit or expense recognized during 2016 and 2015 primarily as a result of the valuation allowance that was established in 2015.

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

Revenue. Revenue from oil and gas activities decreased by 19% to $101.8 million during 2016, from $126.1 million during 2015. Of the $24.3 million decrease in revenue, approximately $16.9 million was attributable to decreased commodity pricing ($30.12 per Boe in 2016 versus $35.14 per Boe in 2015) and $7.4 million was due to decreased production. Sales volumes decreased 6% to 3,380 MBoe during 2016 as compared to 3,590 MBoe during 2015. Property sales completed during 2015 accounted for more than 100% of the decrease in production. Pro forma for the 2015 property sales, 2016 production increased 29%.

Operating Expenses. Lease operating expenses decreased to $46.1 million during 2016, from $60.2 million during 2015. Approximately 92% of the total decrease was attributable to property sales completed during 2015, while the remainder was due to spending reduction initiatives driven by depressed commodity pricing. On a per-unit basis, lease operating expense decreased 19% to $13.63 in 2016 compared to $16.78 in 2015.

Production and ad valorem taxes decreased to $12.2 million during 2016, as compared to $17.7 million during 2015 and were less on a per-unit basis, due to decreased oil, gas and NGL sales prices. Production and ad valorem taxes were 12.0% of total revenue in 2016 versus 14.0% of total revenue in 2015.

General and administrative expenses increased to $23.7 million during 2016, as compared to $22.2 million during 2015. The $1.5 million, or 7%, increase primarily resulted from $2.7 million in reduced corporate overhead reimbursements due to property sales, $1.4 million in professional fees primarily related to a terminated potential senior notes exchange, $0.5 million in increased corporate overhead, $0.5 million decrease in the portion of general and administrative expenses capitalized, offset by $3.6 million in decreased share based compensation. On a unit-of-production basis, general and administrative expenses increased 13%. Cash-based general and administrative expense increased 37% to $18.8 million in 2016 from $13.7 million in 2015.

Cash-settled incentive award expenses increased to $18.3 million in 2016, as compared to $0.7 million in 2015. This increase was the result of the grant of time- and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program and the achievement of multiple performance targets that are based on the Company’s stock price. The time-based awards will vest and be expensed ratably over three years. The performance-based awards and the stock appreciation rights will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year lives. Actual cash payments during the period were $2.9 million.

Depletion, depreciation, amortization and accretion expenses decreased to $33.7 million during 2016, as compared to $80.4 million during 2015. On a per-unit basis, depreciation, amortization and accretion expenses decreased to $9.97 per Boe in 2016 from $22.40 per Boe in 2015 due to a decrease in the 2016 amortization base resulting from the $333 million in ceiling test impairments recorded during the period from July 1, 2015, through March 31, 2016.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded $58 million and $628 million non-cash impairments of the carrying value of our proved oil and gas properties at September 30, 2016 and September 30, 2015, respectively, as a result of the ceiling test limitation. The March 31, 2016, impairment resulted primarily from lower realized oil prices. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2016 the loss on oil and gas commodity derivatives was $11.7 million, consisting of $81.4 million of mark-to-market losses offset by $69.7 million of derivative settlement gains. During 2015 the gain on oil and gas commodity derivatives was $54.0 million, consisting of $66.6 million of derivative settlement gains offset by $12.6 million of mark-to-market losses.

Interest expense in 2016 decreased to $39.3 million from the $43.3 million recorded in 2015. The $4.0 million decrease was primarily due to a lower level of borrowings on the Secured Term Loan Facility and Revolving Credit Facility offset by lower capitalized interest due to a decrease in unproved property costs with qualifying exploration activity. The components of our interest expense are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
8.50% senior notes	$25,500	$25,500
Secured term loan facility	10,742	14,600
Revolving credit facility	559	3,882
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	3,922	4,815
Other, net	33	65
Capitalized interest	(1,426)	(5,544)
Total interest expense	$39,330	$43,318

Income Tax Benefit (Expense). There was no income tax benefit or expense recognized during 2016, as compared to income tax benefit of $22.4 million, or 3.3% of the loss before income taxes in 2015. The significant difference in the 2016 effective rate was attributable to the valuation allowance established, in addition to noncash executive compensation that is anticipated to be nondeductible for income tax purposes and to permanent differences related to share-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$58,695	$71,312
Cash used in investing activities	(67,059)	(20,607)
Cash provided by (used in) financing activities	(25)	(53,777)

Net cash provided by operating activities was $58.7 million for the first nine months of 2016 as compared to $71.3 million for the 2015 period. The decrease in net cash provided by operating activities in 2016 as compared to 2015 was primarily due to reduced cash flow driven by 2015 property sales and increased general and administrative costs.

Net cash used in investing activities was $67.1 million in 2016 compared to $20.6 million in 2015. The primary investing activity in 2016 was cash used for capital expenditures of $98.3 million. Capital expenditures in 2016 consisted primarily of $87.1 million in drilling activities and infrastructure projects in the Permian Basin, $6.3 million in facility projects in Aneth Field and $4.9 million in CO2 acquisition for Aneth Field. Capital divestitures in 2016 included $33.0 million of proceeds from the the sale of the Reeves County midstream assets. The primary investing activity in 2015 was cash used for capital expenditures of $59.4 million. Capital expenditures in 2015 consisted primarily of $9.1 million in compression and facility projects in Aneth Field, $6.7 million in CO2 acquisition, $39.4 million in drilling activities and infrastructure projects in the Permian Basin and $4.1 million in drilling activities and infrastructure in our Wyoming Properties. Capital divestitures in 2015 included $39.9 million of proceeds from the sale of the Howard and Martin County properties in the Permian Basin and $0.6 million of proceeds from the sale of certain properties in the Bakken trend of North Dakota and acreage in Park County, Wyoming and Andrews County, Texas.

Net cash used in financing activities was less than $0.1 million in 2016 compared to $53.8 million used in financing activities in 2015.

If cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Revolving Credit Facility (if available), issuances of other debt or equity securities or from other sources, such as asset sales. There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in our Revolving Credit Facility, Secured Term Loan Facility or Senior Notes. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to satisfy our obligations under our existing indebtedness, finance the capital expenditures necessary to maintain production or proved reserves or complete acquisitions that may be favorable to us.

Our Revolving Credit Facility and our Secured Term Loan Facility require us to enter into derivative agreements covering a significant portion of our production, as described below under “Revolving Credit Facility.”

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

In October 2016 we completed our fall borrowing base redetermination, and the borrowing base was re-affirmed at $105 million. In addition, the Company made other administrative amendments to the Revolving Credit Facility. As of September 30, 2016, outstanding borrowings under the Revolving Credit Facility were $0. The borrowing base availability is reduced by $3.6 million in conjunction with letters of credit issued at September 30, 2016. In August 2016 we used the proceeds from the sale of our Reeves County midstream assets to repay all amounts then outstanding under the Revolving Credit Facility.

In September 2016 we entered into the thirteenth amendment to the Revolving Credit Facility to amend the restricted payment covenant to permit us to pay up to $5 million annually and $20 million in aggregate in dividends on preferred stock, in addition to the existing restricted payment basket that provided for other restricted payments of up to $5 million annually and $20 million in aggregate (which two baskets may be aggregated).

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

The Revolving Credit Facility includes customary terms and covenants that place limitations on certain types of activities, the payment of dividends, and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility at September 30, 2016.

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

Borrowings under the Secured Term Loan Facility will generally bear interest at adjusted LIBOR plus 10%, with a 1% LIBOR floor. The covenants in the Secured Term Loan Facility require, among other things, maintenance of certain ratios, measured on a quarterly basis, as follows: (i) secured debt to EBITDA of no more than 3.5 to 1.0, (ii) PV-10 of total proved reserves to total secured debt of at least 1.5 to 1.0, and (iii) PV-10 of proved developed reserves to total secured debt of at least 1.0 to 1.0. We were in compliance with all material terms and covenants of the Secured Term Loan Facility at September 30, 2016.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and our existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013 the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all financial covenants under our Senior Notes as of September 30, 2016.

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

Common Stock

In May 2016 Resolute declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.0001 per share.  The Rights trade with, and are inseparable from, the common stock until such time as they become exercisable on the Distribution Date (described below). The Rights are evidenced only by certificates that represent shares of common stock and not by separate certificates. New Rights will accompany any new shares of common stock we issue after May 27, 2016, until the earlier of the Distribution Date described below and the redemption or expiration of the rights.

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

In June 2016 Resolute filed a certificate of amendment to its certificate of incorporation to effect the previously-announced reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 1-for-5 (the “Reverse Stock Split”). The certificate of amendment also reduced the number of authorized shares of common stock from 225,000,000 to 45,000,000. The Reverse Stock Split, including the certificate of amendment, was approved by stockholders at the Company’s 2016 annual meeting of stockholders and by the Company’s Board of Directors. As a result, the Company is now in compliance with the $1.00 per share minimum price requirement of the NYSE. All historical share amounts disclosed have been retroactively adjusted to reflect the Reverse Stock Split.

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

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of September 30, 2016, the fair value of our commodity derivatives was a net asset of $14.5 million.

The following tables represent our commodity swap contracts as of September 30, 2016:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2016	6,575	$80.11	$18,782	5,100	$2.975	$(10)
Jan – Dec 2017	1,528	$51.10	$(149)	2,008	$2.807	$(225)

	NGL (Mont Belvieu)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2016	300	$19.53	$(22)
Jan – Dec 2017	300	$19.53	$(129)

The following tables represent our two-way commodity collar contracts as of September 30, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2016	3,250	$45.00	$51.08	$(163)
Jan – Dec 2017	3,064	$46.15	$57.80	$602

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Oct – Dec 2016	5,400	$2.746	$2.832	$(90)
Jan – Dec 2017	7,340	$2.522	$3.386	$(398)

The following table represents our commodity option contract as of September 30, 2016:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2018	1,100	$50.00	$(3,692)

Interest Rate Risk

At September 30, 2016, we had $0 and $128.3 million of outstanding debt under the Revolving Credit Facility and Secured Term Loan Facility, respectively. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an increase less than $0.1 million in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Nicholas J. Sutton, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended September 30, 2016 does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015. The additional risk factors set forth below are related to the Delaware Basin Acquisition and our Convertible Preferred Stock and Common Stock.

Risks Related to the Delaware Basin Acquisition

The Delaware Basin Acquisition may not achieve its intended results.

We entered into the Firewheel Purchase Agreement with the expectation that the Delaware Basin Acquisition would result in various benefits, growth opportunities and synergies. Achieving the anticipated benefits of any transaction is subject to a number of risks and uncertainties. Title and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse to Firewheel with respect to those problems. We assumed substantially all of the liabilities associated with the acquired properties and will be entitled to indemnification in connection with those liabilities in only limited circumstances and limited amounts. We cannot assure you that such potential remedies will be adequate for any liabilities we incur, and such liabilities could be significant.

As with other acquisitions, the success of the Delaware Basin Acquisition depends on, among other things, the accuracy of our assessment of the reserves associated with the acquired properties, future oil, NGL and gas prices and operating costs and various other factors. These assessments are necessarily inexact. As a result, we may not recover the purchase price for the acquisition from the sale of production from the property or recognize an acceptable return from such sales. Although the properties acquired are subject to many of the risks and uncertainties to which our business and operations are subject, risks associated with the Delaware Basin Acquisition in particular include those associated with the significant size of the transaction relative to our existing operations.

The reserves and production estimates with respect to the properties acquired in the Delaware Basin Acquisition may differ materially from the actual amounts.

The reserves and production estimates with respect to the properties acquired in the Delaware Basin Acquisition are based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines. We cannot assure you that these estimates are accurate.

We will incur significant transaction-related costs in connection with the Delaware Basin Acquisition and the related financing transactions.

We have incurred and expect to incur a number of significant transaction-related costs associated with the Delaware Basin Acquisition and the related financing transactions. We continue to assess the magnitude of these costs and additional unanticipated costs which may be significant.

Risks Related to our Convertible Preferred Stock and Common Stock

We are not obligated to pay dividends on the convertible preferred stock and no payment or adjustment will be made upon conversion for any undeclared or, subject to limited exceptions, unpaid dividends.

Quarterly dividends on the convertible preferred stock are only payable when, as and if declared by our Board or an authorized committee thereof. Our Board is not legally obligated to declare dividends, even if we have funds available for such purposes. Under Delaware law, dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Further, even if adequate surplus is available to pay dividends on the convertible preferred stock, we may not have sufficient cash to pay dividends on the convertible preferred stock.

No allowance or adjustment will be made upon conversion for any undeclared or, subject to limited exceptions, unpaid dividends.

The terms of our Revolving Credit Facility, Secured Term Loan Facility, indenture governing our Senior Notes and other financing agreements will limit our ability to pay dividends on the convertible preferred stock.

The covenants in our Revolving Credit Facility, our Secured Term Loan Facility and the indenture governing our Senior Notes contain, and any indentures and other financing agreements that we enter into in the future may contain, dollar limits and other restrictions on our ability to pay cash dividends on our capital stock. In addition, our Revolving Credit Facility further restricts our ability to pay dividends at any time we have drawn at least 90% of our borrowing base. These limitations may cause us to be unable to pay dividends in cash on the convertible preferred stock unless we can obtain an amendment of such provisions or refinance amounts outstanding under those agreements. We have obtained an amendment to our Revolving Credit Facility to increase the amount of cash dividends we are able to pay on our capital stock, including the convertible preferred stock. However, even with this amendment, we will still have restrictions on the amount of cash dividends that can be paid in all of our existing debt agreements.

We are a holding company and will require cash from our subsidiaries to make dividend and other cash payments on the convertible preferred stock.

Resolute Energy Corporation has insignificant independent assets and no operations. We rely primarily on dividends and other distributions from our subsidiaries to meet our ongoing obligations and provide funds for the payment of cash dividends on the convertible preferred stock to the extent declared by our Board or an authorized committee thereof. There are various legal limitations on the extent to which our subsidiaries can finance or otherwise supply funds to us (by dividend or otherwise). Although we may maintain cash positions for liquidity at the holding company level, if our subsidiaries are unable to supply us with cash over time, we could be unable to pay cash dividends to our preferred or common shareholders. As an equity holder of our subsidiaries, our ability to participate in any distribution of assets of any subsidiary is “structurally subordinate” to the claims of the creditors of that subsidiary.

In the event of our bankruptcy, liquidation, reorganization or other winding-up, our assets will be available to pay obligations on the convertible preferred stock only after all of our indebtedness and other liabilities have been paid. In addition, we are a holding company and the convertible preferred stock will rank structurally junior to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries, as well as the capital stock of our subsidiaries held by third parties. The rights of holders of the convertible preferred stock to participate in the distribution of assets of our subsidiaries will rank junior to the prior claims of that subsidiary’s creditors and any other equity holders other than us. Consequently, if we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on any or all of the convertible preferred stock then outstanding. We and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the convertible preferred stock.

As of September 30, 2016, we had total indebtedness of $528.3 million on an actual basis. As of September 30, 2016, on a pro forma basis after giving effect to the Delaware Basin Acquisition, (i) we would have had total indebtedness of $559.3 million, $159.3 million of which would have been secured and, (ii) we would have had $70.4 million available for borrowing under our Revolving Credit Facility. As of September 30, 2016, we had no outstanding shares of preferred stock and no outstanding capital stock that was senior to or on a parity with the convertible preferred stock.

Our convertible preferred stock will rank junior to each class of capital stock issued in the future the terms of which expressly provide that such capital stock will rank senior to the convertible preferred stock and our convertible preferred stock will rank junior to all of our existing and future indebtedness.

Although our Revolving Credit Facility, our Secured Term Loan Facility and the indenture governing our Senior Notes restrict our ability and the ability of our subsidiaries to incur certain indebtedness, such restrictions are subject to certain exceptions. In addition, the terms of the convertible preferred stock do not prevent us or our subsidiaries from issuing debt or equity securities or incurring indebtedness, except that we may not issue senior preferred stock without the consent of a majority of the outstanding shares of the convertible preferred stock. We have no obligation to consider the specific interests of the holders of our convertible preferred stock in engaging in any such offering or transaction.

We may issue additional series of preferred stock that rank equally to the convertible preferred stock as to dividend payments and liquidation preference.

Neither our amended and restated certificate of incorporation nor the certificate of designations for the convertible preferred stock prohibits us from issuing additional series of preferred stock that would rank equally to the convertible preferred stock as to dividend payments and liquidation preference. Our amended and restated certificate of incorporation provides that we have the authority to issue 1,000,000 shares of preferred stock, including the 62,500 shares of convertible preferred stock. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the convertible preferred stock in the event of our liquidation, winding-up or dissolution. It may also reduce dividend payments on the convertible preferred stock if we do not have sufficient funds to pay dividends on all convertible preferred stock outstanding and outstanding parity preferred stock.

The price of our common stock, and therefore that of the convertible preferred stock, may fluctuate significantly.

The stock prices of companies on the U.S. securities markets have been volatile, increasing or decreasing not only in response to the company financial or operating results, but the general economic trends or events. In addition, stock prices of companies in the oil and gas industry are significantly affected by commodity prices for oil and gas. In particular, our stock price was very volatile during 2015 and 2016, trading between $8.65 and $1.75 per share in 2015 and between $33.08 and $2.35 per share in 2016 (adjusted for the 5 for 1 reverse split effective in July 2016). All of these factors are beyond our control, and could have drastic impacts occurring within short periods of time.

Because the convertible preferred stock is convertible into shares of our common stock, volatile or depressed prices for our common stock could have a similar effect on the trading price of the convertible preferred stock. Holders who have received shares of our common stock upon conversion of their shares of convertible preferred stock will also be subject to the risk of volatility and depressed prices. The market price of our common stock may fluctuate significantly in response to many factors, including those discussed under “Risk Factors” in this report, the caption “Risk Factors” in our 2015 Annual Report and the factors listed in “Cautionary Note Regarding Forward-Looking Statements” in this report.

In addition, the market price of our common stock could also be affected by possible sales of our common stock by investors who view the convertible preferred stock as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that may develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading price of the convertible preferred stock or any common stock that holders receive upon conversion of the convertible preferred stock.

Market interest rates may affect the value of our convertible preferred stock.

One of the factors that will influence the price of our convertible preferred stock will be the dividend yield on our convertible preferred stock relative to market interest rates. An increase in market interest rates could cause the market price of our convertible preferred stock to go down. The trading price of the shares of our convertible preferred stock will also depend on the market for similar securities and the factors affecting our common stock.

Recent regulatory actions may adversely affect the trading price and liquidity of the convertible preferred stock.

Some investors in, and potential purchasers of, the convertible preferred stock may employ, or seek to employ, a convertible arbitrage strategy with respect to the convertible preferred stock. Investors that employ a convertible arbitrage strategy with respect to convertible securities typically implement that strategy by selling short the security underlying the convertible security (i.e., our common stock in the case of the convertible preferred stock) and dynamically adjusting their short position while they hold the convertible security. Investors may also implement this strategy by entering into swaps on the underlying security in lieu of or in addition to short selling the underlying security. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in, or potential purchasers of, the convertible preferred stock to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the convertible preferred stock. This could, in turn, adversely affect the trading price and liquidity of the convertible preferred stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the convertible preferred stock to effect short sales of our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the convertible preferred stock.

In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common stock, in each case on commercially reasonable terms, the trading price and liquidity of the convertible preferred stock may be adversely affected.

Upon conversion of the convertible preferred stock, holders may receive less valuable consideration than expected because the value of our common stock may decline after exercise of conversion rights but before we settle our conversion obligation.

Under the convertible preferred stock, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders shares of convertible preferred stock for conversion until the date we settle our conversion obligation. Upon conversion, we will be required to deliver the shares of our common stock on the third business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares of common stock received will be adversely affected and would be less than the conversion value of the convertible preferred stock on the conversion date.

The conversion rate of the convertible preferred stock may not be adjusted for all dilutive events.

The number of shares of our common stock holders are entitled to receive upon conversion of the convertible preferred stock is subject to adjustment for certain specified events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the certificate of designations for the convertible preferred stock. However, the conversion rate may not be adjusted for other events, such as employee and director option grants or offerings of our common stock or securities convertible into common stock (other than those set forth in the certificate of designations for the convertible preferred stock) for cash or in connection with acquisitions, including the issuance of 2,114,523 shares of our common stock in connection with the Delaware Basin Acquisition, which may adversely affect the market price of our common stock when such shares are registered or become freely transferable. Further, if any of these other events adversely affects the market price of our common stock, we expect it to also adversely affect the market price of our convertible preferred stock.

In addition, the terms of our convertible preferred stock do not restrict our ability to offer common stock or securities convertible into common stock in the future or to engage in other transactions that could dilute our common stock. We have no obligation to consider the interests of the holders of our convertible preferred stock in engaging in any such offering or transaction. If we issue additional shares of common stock, those issuances may materially and adversely affect the market price of our common stock and, in turn, those issuances may adversely affect the trading price of the convertible preferred stock.

The additional shares of our common stock deliverable for shares of convertible preferred stock converted in connection with a fundamental change may not adequately compensate holders.

If a “fundamental change” occurs, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for shares of convertible preferred stock converted in connection with such fundamental change as described under the certificate of designations for the convertible preferred stock. The number of additional shares of our common stock will be determined based on the date on which the fundamental change occurs or becomes effective and the price paid (or deemed to have been paid) per share of common stock in the fundamental change as described under the certificate of designations for the convertible preferred stock. While this feature is designed to compensate holders for any lost option time value of shares of convertible preferred stock, the number of additional shares due upon conversion is only an approximation of this lost option time value and may not adequately compensate holders for losses as a result of such transaction. In addition, if the stock price for such transaction (as determined under the certificate of designations for the convertible preferred stock) is in excess of $100.00 per share, or if such price is less than $25.68 per share, in each case subject to adjustment in the same manner as such stock price, no additional shares will be added to the conversion rate. Our obligation to satisfy the additional shares requirement could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

In addition, holders will have no additional rights upon a fundamental change, other than the right to convert the convertible preferred stock into shares of our common stock at the conversion rate plus additional shares determined under the certificate of designations for the convertible preferred stock.

Some significant restructuring transactions may not constitute a fundamental change but may nevertheless result in holders of the convertible preferred stock losing option time value.

Upon the occurrence of a fundamental change, holders will have the rights described in the certificate of designations for the convertible preferred stock. However, these provisions will not afford protection to holders of convertible preferred stock in the event of other transactions that could adversely affect the value of the convertible preferred stock. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change. In the event of any such transaction, holders would not have the protection afforded by the provisions described in the certificate of designations for the convertible preferred stock, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of convertible preferred stock.

Holders will have no rights with respect to the shares of our common stock underlying the convertible preferred stock until they convert the convertible preferred stock, but may be adversely affected by certain changes made with respect to our common stock.

Holders will have no rights with respect to the shares of our common stock underlying the convertible preferred stock, including voting rights, rights to respond to common stock tender offers, if any, and rights to receive dividends or other distributions on our common stock, if any (in each case, other than through a conversion rate adjustment), prior to the conversion date with respect to a conversion of your convertible preferred stock, but investment in our convertible preferred stock may be negatively affected by these events. Upon conversion, holders will be entitled to exercise the rights of a holder of common stock only as to matters for which the relevant record date occurs on or after the conversion date. For example, in the event that an amendment is proposed to our amended and restated certificate of incorporation or amended and restated bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date, a holder will not be entitled to vote on the amendment (unless it would adversely affect the special rights, preferences, privileges and voting powers of the convertible preferred stock), although will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

Holders will have no voting rights with respect to the convertible preferred stock except under limited circumstances.

Holders do not have voting rights with respect to the convertible preferred stock, except with respect to certain amendments to the terms of the convertible preferred stock, in the case of certain dividend arrearages, in certain other limited circumstances and except as specifically required by Delaware law or by our amended and restated certificate of incorporation. Holders will have no right to vote for any members of our Board, except in the case of certain dividend arrearages.

Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock, substantially dilute existing stockholders and impair our ability to continue to raise funds in new equity offerings.

Future sales of our common stock, or securities convertible into or exercisable for our common stock, in public or private offerings, or the perception that these sales may occur, or the conversion of the convertible preferred stock into shares of our common stock, or the perception that such conversions could occur, could result in substantial dilution to existing stockholders, could potentially adversely affect the trading price of our common stock and could impair our ability to raise capital through future offerings of securities. This is particularly true if such sales occur at depressed stock prices. In addition, the perceived risk of dilution may cause some stockholders to sell their shares, which may further reduce the market price of our common stock. Declines in the market price of our common stock could cause the market price of the convertible preferred stock to decline.

In connection with the Delaware Basin Acquisition, we issued 2,114,523 shares of our common stock to Firewheel. In addition, we entered into a registration rights agreement with Firewheel, upon consummation of the acquisition, provided for customary registration rights and required us to file a resale shelf registration statement within 20 days. We filed this registration statement on October 26, 2016. Upon issuance of these shares, our existing stockholders will face substantial dilution, and the registration of these shares (or these shares becoming otherwise freely transferable) could adversely affect the trading price of our common stock and the market price of the convertible preferred stock. Firewheel (and its assigns) will not be bound by a lock-up agreement.

The ability to transfer our convertible preferred stock may be limited by the absence of a trading market.

Our convertible preferred stock is a new class of securities for which currently there is no trading market. We do not intend to apply for listing of our convertible preferred stock on any securities exchange or stock market. Although the initial purchaser has informed us that it currently intends to make a market in our convertible preferred stock, it is not obligated to do so. In addition, the initial purchaser may discontinue any such market-making at any time without notice. The liquidity of any market for our convertible preferred stock will depend on the number of holders of those shares, the interest of securities dealers in making a market in our convertible preferred stock and other factors. Accordingly, we cannot assure holders as to the development or liquidity of any market for our convertible preferred stock.

Certain rights of the holders of the convertible preferred stock and certain contractual and statutory provisions could delay or prevent an otherwise beneficial takeover or takeover attempt of us and, therefore, the ability of holders of convertible preferred stock to exercise their rights associated with a potential fundamental change.

Certain rights of the holders of the convertible preferred stock could make it more difficult or more expensive for a third party to acquire us. For example, if a fundamental change were to occur, holders of the convertible preferred stock may have the right to convert their convertible preferred stock, in whole or in part, at an increased conversion rate, as described in the certificate of designations for the convertible preferred stock. These features of the convertible preferred stock could increase the cost of acquiring us or otherwise discourage a potential acquiror from acquiring us, including potential acquirors that otherwise seek a transaction with us that would be attractive to you.

We do not currently have, and in the future may not have, sufficient earnings and profits in order for dividends on the convertible preferred stock to be treated as dividends for U.S. federal income tax purposes.

The dividends payable by us on the convertible preferred stock may exceed our current and accumulated earnings and profits, as calculated for U.S. federal income tax purposes. If that occurs, it will result in the amount of the dividends that exceed such earnings and profits being treated for U.S. federal income tax purposes first as a return of capital to the extent of the beneficial owner’s adjusted tax basis in the convertible preferred stock, and the excess, if any, over such adjusted tax basis as capital gain. Such treatment will generally be unfavorable for corporate beneficial owners and may also be unfavorable to certain other beneficial owners.

You may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the convertible preferred stock even though you do not receive a corresponding cash distribution.

The conversion rate of the convertible preferred stock is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, you may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases your proportionate interest in us could be treated as a deemed taxable dividend to you. If a fundamental change occurs, under some circumstances, we will increase the conversion rate for shares of convertible preferred stock converted in connection with such fundamental change. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. If you are a non-U.S. holder, any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the convertible preferred stock.

Non-U.S. holders, in certain situations, could be subject to U.S. federal income tax upon sale or other disposition of our convertible preferred stock or common stock.

We believe that we are a U.S. real property holding corporation for U.S. federal income tax purposes. As a result, “non-U.S. holders” whose ownership of our common stock exceeds certain thresholds would be subject to U.S. federal income tax on gain from the disposition of our common stock and would also be required to file U.S. federal tax returns with respect to such gain. If our common stock is not considered to be “regularly traded” for U.S. federal income tax purposes, such non-U.S. holders may also be subject to a 15% withholding tax on proceeds of a sale or other disposition of our common stock.

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

2016	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share
March 1 – 31	19,525	$3.05
April 1 – 30	1,377	$2.41
May 1 – 31	58	$3.28
June 1 – 30	221	$2.95
August 1 – 31	158	$6.16
September 1 – 30	470	$17.70

1)	All shares purchased in 2016 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common stock under the terms of the Incentive Plan.
2)

As of September 30, 2016, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (281,182 shares), unvested stock options (1,110,000 shares), shares yet to be granted under the Incentive Plan (985,395 shares) and potential Outperformance Shares (97,561 shares).

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

Signature	Capacity	Date

/s/ Nicholas J. Sutton
Nicholas J. Sutton	Chief Executive Officer and Director (Principal Executive Officer)	November 7, 2016

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 7, 2016