Form 10-Q
period 2017-03-31
Resolute Energy Corp
filed 2017-05-03
CIK 1469510

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    No  ☑

As of April 28, 2017, 22,449,356 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things, the anticipated closing date and the expected benefits of the Delaware Basin acquisitions; anticipated capital expenditures in 2017 and the sources of such funding; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; our intention to pursue the disposition of our Aneth Field properties; liquidity and availability of capital including projections of free cash flow; future borrowing base adjustments and the effect thereof; future production, reserve growth and decline rates; our plans and expectations regarding our development activities including drilling, deepening, recompleting, fracing and refracing wells, the number of such potential projects, locations and productive intervals, the rates of return on our acreage and projects; the prospectivity of our properties and acreage; and the anticipated accounting treatment of various activities. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2016, and such things as:

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

•	our ability to successfully divest our Aneth Field properties at favorable prices and the effect of the divestiture on our results of operations and cash flows;
•	our ability to raise permanent long-term financing for our Delaware Basin Bronco acquisition on terms that are acceptable or favorable to us;
•	possible borrowing base reduction under our credit facility as a result of possible disposition of Aneth Field;
•	risks related to our level of indebtedness;
•	our ability to fulfill our obligations under our revolving credit facility, the senior notes and any additional indebtedness we may incur;
•	constraints imposed on our business and operations by our revolving credit facility and senior notes may limit our ability to execute our business strategy;
•	future write downs of reserves and the carrying value of our oil and gas properties;
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
•

the effect of third party activities on our oil and gas operations, including our dependence on third party owned water sourcing, gathering and disposal, oil gathering and gas gathering and processing systems;

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

Production rates, including 24‐hour peak IP rates, 30‐day peak IP rates, 90‐day peak IP rates, 120‐day peak IP rates and 150-day peak IP rates, for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history. These rates are sometimes actual rates and sometimes extrapolated or normalized rates. As such the rates for a particular well may change as additional data becomes available.  Peak production rates are not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose. Equally, the way we calculate and report peak IP rates and the methodologies employed by others may not be consistent, and thus the values reported may not be directly and meaningfully comparable. Lateral lengths described are indicative only. Actual completed lateral lengths depend on various considerations such as lease‐line offsets. Standard length laterals, sometimes referred to as 5,000 foot laterals, are laterals with completed length generally between 4,000 feet and 5,500 feet. Mid‐length laterals, sometimes referred to as 7,500 foot laterals, are laterals with completed length generally between 6,500 feet and 8,000 feet. Long laterals, sometimes referred to as 10,000 foot laterals, are laterals with completed length generally longer than 8,000 feet.

You are urged to consider closely the disclosure in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, in particular the factors described under “Risk Factors.”

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,041	$133,089
Accounts receivable	50,698	55,228
Commodity derivative instruments	3,675	218
Prepaid expenses and other current assets	2,950	3,249
Total current assets	58,364	191,784
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	118,081	121,375
Proved	1,925,489	1,889,111
Other property and equipment	9,774	9,754
Accumulated depletion, depreciation and amortization	(1,662,721)	(1,647,120)
Net property and equipment	390,623	373,120
Other assets:
Restricted cash	23,144	23,137
Other assets	17,426	332
Total assets	$489,557	$588,373
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,870	$8,675
Accrued expenses	45,436	37,507
Accrued revenue payable	19,241	19,801
Accrued interest payable	14,211	5,784
Asset retirement obligations	690	895
Commodity derivative instruments	2,389	8,014
Accrued cash-settled incentive awards	28,143	27,158
Secured term loan facility	—	122,139
Total current liabilities	127,980	229,973
Long term liabilities:
Revolving credit facility	16,540	8,821
Senior notes	397,409	397,154
Asset retirement obligations	16,333	19,457
Commodity derivative instruments	2,096	4,104
Other long term liabilities	5,138	4,611
Total liabilities	565,496	664,120
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized; issued and outstanding 62,500 shares at March 31, 2017 and December 31, 2016, respectively; $62.5 million liquidation preference	—	—
Common stock, $0.0001 par value; 45,000,000 shares authorized; issued and outstanding 22,449,744 and 21,932,842 shares at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	948,112	948,380
Accumulated deficit	(1,024,053)	(1,024,129)
Total stockholders’ deficit	(75,939)	(75,747)
Total liabilities and stockholders’ deficit	$489,557	$588,373

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Oil	$57,659	$17,795
Gas	4,957	978
Natural gas liquids	2,610	229
Total revenue	65,226	19,002
Operating expenses:
Lease operating	18,356	13,817
Production and ad valorem taxes	6,603	3,142
Depletion, depreciation, amortization, and asset retirement obligation accretion	16,035	10,361
Impairment of proved oil and gas properties	—	58,000
General and administrative	10,415	8,968
Cash-settled incentive awards	5,427	798
Total operating expenses	56,836	95,086
Income (loss) from operations	8,390	(76,084)
Other income (expense):
Interest expense, net	(17,697)	(13,075)
Commodity derivative instruments gain	10,840	3,841
Other income (expense)	(60)	6
Total other expense	(6,917)	(9,228)
Net income (loss)	1,473	(85,312)
Preferred stock dividends	(1,397)	—
Net income (loss) available to common shareholders	$76	$(85,312)
Net income (loss) per common share:
Basic	$0.01	$(5.65)
Diluted	0.01	(5.65)
Weighted average common shares outstanding:
Basic	21,738	15,036
Diluted	22,791	15,036

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2017	21,933	$2	63	$—	$948,380	$(1,024,129)	$(75,747)
Issuance of stock, restricted stock and share-based compensation	567	—	—	—	2,881	—	2,881
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(87)	—	—	—	(3,242)	—	(3,242)
Exercise of employee options to purchase common stock	37	—	—	—	93	—	93
Preferred stock dividend	—	—	—	—	—	(1,397)	(1,397)
Net income	—	—	—	—	—	1,473	1,473
Balance as of March 31, 2017	22,450	$2	63	$—	$948,112	$(1,024,053)	$(75,939)

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$1,473	$(85,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	16,035	10,361
Impairment of proved oil and gas properties	—	58,000
Amortization of deferred financing costs and long-term debt premium and discount	7,743	1,303
Share-based compensation	2,973	2,324
Commodity derivative instruments gain	(10,840)	(3,841)
Commodity derivative settlement gain (loss)	(250)	27,748
Change in operating assets and liabilities:
Accounts receivable	10,497	2,332
Other current assets	(6)	126
Accounts payable and accrued expenses	3,222	(5,001)
Accrued interest payable	8,427	8,497
Net cash provided by operating activities	39,274	16,537
Investing activities:
Oil and gas exploration and development expenditures	(42,298)	(23,001)
Proceeds from sale of oil and gas properties	14,183	166
Deposit for Bronco acquisition	(16,000)	—
Other long-term assets	4	13
Purchase of other property and equipment	(20)	(30)
Restricted cash	(737)	(1)
Net cash used in investing activities	(44,868)	(22,853)
Financing activities:
Proceeds from bank borrowings	73,000	—
Repayments of borrowings	(64,000)	—
Repayment of term loan	(128,303)	—
Payment of financing costs	(2,605)	—
Payment of preferred dividend	(1,397)	—
Redemption of restricted stock for employee income taxes	(3,242)	(60)
Proceeds from exercise of employee options to purchase common stock	93	—
Net cash used in financing activities	(126,454)	(60)
Net decrease in cash and cash equivalents	(132,048)	(6,376)
Cash and cash equivalents at beginning of period	133,089	9,297
Cash and cash equivalents at end of period	$1,041	$2,921

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. Materially all of the Company’s operating assets are comprised of properties in the Delaware Basin in west Texas (the “Permian Properties” or “Permian Basin Properties”) and Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”). The Company conducts all of its activities in the United States of America.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include Resolute and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2016. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All significant intercompany transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated subsequent events that occurred after the balance sheet date, through the date of filing.

Significant Accounting Policies

The significant accounting policies followed by Resolute are set forth in Resolute’s consolidated financial statements for the year ended December 31, 2016. These unaudited condensed consolidated financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates Topic 606 (“ASC 606”). ASC 606 supersedes existing revenue recognition requirements under GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. Additional disclosures will be required as to the nature, timing and uncertainty of revenue and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to annual reports beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016.

In May 2016 the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients (“ASU 2016-12”), which updates ASU 2014-09 to clarify core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition. This ASU is required to be adopted using either the retrospective transition method, which requires restating previously reported results or the cumulative effect (modified retrospective) transition method, which utilizes a cumulative-effect adjustment to retained earnings in the period of adoption to account for the prior period effects. We have aggregated and reviewed our contracts that are within the scope of ASC 606. Based on our evaluation to date, there will not be a material impact on our financial statements. However, we anticipate the new standard will result in more robust footnote disclosures. We cannot currently determine the extent of the new footnote disclosures as further clarification is needed for certain practices common to the industry. We will continue to evaluate the impacts that future contracts may have.

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

No impairment was recorded during the three months ended March 31, 2017. However, the Company recorded a non-cash impairment of the carrying value of its oil and gas properties of $58 million as a result of the ceiling test limitation during the three months ended March 31, 2016. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Acquisition of Reeves County Properties in the Delaware Basin

Delaware Basin Bronco Acquisition

On March 3, 2017, Resolute Natural Resources Southwest, LLC (“Buyer” or “Resolute Southwest”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with undisclosed private sellers (“Sellers”) pursuant to which Buyer agreed to acquire certain producing and undeveloped oil and gas properties in the Delaware Basin in Reeves County, Texas (the “Delaware Basin Bronco Acquisition” – previously referred to as the “Orla” acquisition).

Consideration for the acquisition will be $160 million in cash, subject to customary purchase price adjustments. The closing of the acquisition is expected to occur on or about May 15, 2017, and is subject to the satisfaction or waiver of certain customary conditions, including the material accuracy of the representations and warranties of Buyer and Sellers, and performance of covenants.  The Delaware Basin Bronco Acquisition has an effective date of May 1, 2017. The Purchase Agreement contains terms and conditions customary to transactions of this type. Subject to the right of Buyer to be indemnified for certain liabilities for a limited period of time and for breaches of representations, warranties and covenants, Buyer will assume substantially all liabilities associated with the acquired properties. The Purchase Agreement also contains certain customary termination rights for each of Buyer and Sellers.

The properties to be acquired include approximately 4,600 net acres in Reeves County, Texas, consisting of 2,187 net acres adjacent to the Company’s existing operating area in Reeves County and 2,405 net acres in southern Reeves County. In addition, the Company will acquire interests in (i) two operated 4,500 foot lateral horizontal Wolfcamp wells that were producing approximately 800 net Boe per day at the time the Purchase Agreement was signed, (ii) six operated drilled but uncompleted Wolfcamp wells, four of which have lateral lengths of approximately 4,500 feet and two with approximately 7,500 foot laterals; and (iii) one non-operated 10,000 foot lateral Wolfcamp A well that is currently awaiting completion.

The Company is evaluating the optimal long-term financing for the Delaware Basin Bronco Acquisition. In the interim, however, the Company entered into a commitment letter on March 3, 2017, for a $100 million unsecured bridge financing facility with BMO Capital Markets (the “Commitment Letter”). The Commitment Letter provides the Company with the ability to borrow up to $100 million, subject to satisfaction or waiver of customary conditions to closing, for the consummation of the Delaware Basin Bronco Acquisition (“Bridge Commitment”). In the event that the Bridge Commitment is not drawn in connection with the Delaware Basin Bronco Acquisition, then the obligations of the parties under the Commitment Letter terminate.

Delaware Basin Firewheel Acquisition

In October 2016 Resolute and Resolute Southwest entered into a Purchase and Sale Agreement with Firewheel Energy, LLC (“Firewheel”) pursuant to which Resolute Southwest agreed to acquire certain oil and gas interests in the Delaware Basin in Reeves County, Texas (the “Firewheel Properties”), for consideration to Firewheel consisting of $90 million in cash and 2,114,523 shares of common stock of the Company, par value $0.0001 per share, issued to Firewheel upon the closing of the purchase of the Firewheel Properties (the “Delaware Basin Firewheel Acquisition”). The closing of the Delaware Basin Firewheel Acquisition occurred on October 7, 2016.

The Company acquired the Firewheel Properties for $153.2 million. Revenue and expenses related to the acquired properties are included in the consolidated statement of operations on the closing date of the transaction. The Delaware Basin Firewheel Acquisition was accounted for using the acquisition method.

The Company completed its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the following table presents the purchase price allocation of the Delaware Basin Firewheel Acquisition at December 31, 2016, based on the fair values of assets acquired and liabilities assumed (in thousands):

2016
Proved oil and gas properties	$40,900
Unproved oil and gas properties	112,800
Asset retirement obligations assumed	(500)
Total purchase price	$153,200

Divestiture of Southeast New Mexico Properties in the Permian Basin

In February 2017 the Company closed on the sale of its Denton and South Knowles properties in the Northwest Shelf project area in Lea County, New Mexico, for approximately $14.5 million in cash, subject to customary purchase price adjustments. The effective date of this sale was October 1, 2016. The proceeds of the sale were used to reduce amounts outstanding under the Company’s Revolving Credit Facility (as defined in Note 5) and for other corporate purposes. As part of the sale, the Company was also no longer liable for asset retirement obligations of $3.6 million at March 31, 2017.

Divestiture of Midstream Assets in the Delaware Basin

In July 2016 Resolute Southwest entered into a definitive Purchase and Sale Agreement (the “Mustang Agreement”) with Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (collectively, “Caprock”) pursuant to which Resolute Southwest and an existing minority interest holder agreed to sell certain gas gathering and produced water handling and disposal systems owned by them in the Mustang project area in Reeves County, Texas, (“Mustang”) for a cash payment of $35 million, plus certain earn-out payments described below.

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

In July 2016, in connection with the Appaloosa Agreement and the Mustang Agreement, Resolute Southwest also entered into a definitive Earn-out Agreement (the “Earn-out Agreement”), pursuant to which Resolute Southwest will be entitled to receive certain earn-out payments based on drilling and completion activity in Appaloosa and Mustang through 2020 that will deliver gas and produced water into the system. Earn-out payments for each qualifying well will vary depending on the lateral length of the well and the year in which the well is drilled and completed. In March 2017 the Earn-out Agreement was amended by the parties to provide for an increase in earn-out payments for the wells drilled and completed in 2017. Earn-out payments are contingent on future drilling, and therefore will be recognized when received.

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

On April 27, 2017, Resolute Southwest entered into a Crude Oil Connection and Dedication Agreement with Caprock Permian Crude LLC, an affiliate of Caprock Permian Processing LLC and Caprock Field Services LLC. The agreement provides that Caprock will construct the gathering systems, pipelines and other infrastructure for the gathering of crude oil from our Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute Southwest has agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock. For the first five years of the agreement, the crude oil will be delivered to Midland Station under a joint tariff arrangement between Caprock and Plains Pipeline, L.P. On May 2, 2017, Resolute Southwest also entered into a Crude Oil Purchase Contract with Plains Marketing, L.P. providing for the sale to Plains of substantially all of the crude oil produced from the Mustang and Appaloosa areas for a price equal to an indexed market price less a $1.75 transportation differential that will cover the joint tariff payable to Caprock under the Crude Oil Connection and Dedication Agreement.

Pro Forma Financial Information

The unaudited pro forma financial information for the three months ended March 31, 2016 reflects Resolute’s results as if the Delaware Basin Firewheel Acquisition and the sale of the Delaware Basin Midstream Assets had occurred on January 1, 2016 (in thousands, except per share amounts):

Three Months Ended
March 31, 2016
Revenue	$20,404
Loss from operations	(76,967)
Net loss	(86,389)

Net loss per share
Basic and diluted	$(5.04)
Weighted average common shares outstanding
Basic and diluted	17,151

Note 4 — Earnings per Share

The Company computes basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Net income (loss) available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net income. Potentially dilutive shares consist of the incremental shares and options issuable under the Company’s 2009 Performance Incentive Plan (the “Incentive Plan”) as well as common shares issuable upon the assumed conversion of the Convertible Preferred Stock (as defined in Note 7). The treasury stock method is used to measure the dilutive impact of potentially dilutive shares.

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Potential dilutive restricted stock	3,625	410
Anti-dilutive securities	2,116	1,137

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) available to common stockholders	$203	$(85,312)

Basic weighted average common shares outstanding	21,738	15,036
Add: dilutive effect of non-vested restricted stock	172	—
Add: dilutive effect of options	881	—
Diluted weighted average common shares outstanding	22,791	15,036

Basic and diluted net income (loss) per common share	$0.01	$(5.65)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	March 31, 2017
Revolving credit facility	$19,000	$—	$(2,460)	$16,540
8.50% senior notes	400,000	920	(3,511)	397,409
Total long-term debt	$419,000	$920	$(5,971)	$413,949

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2016
Revolving credit facility	$10,000	$—	$(1,179)	$8,821
Secured term loan facility	128,303	(4,882)	(1,282)	122,139
8.50% senior notes	400,000	985	(3,831)	397,154
Total long-term debt	$538,303	$(3,897)	$(6,292)	$528,114
Current portion of secured term loan facility	128,303	(4,882)	(1,282)	122,139
Long-term debt	$410,000	$985	$(5,010)	$405,975

For the three months ended March 31, 2017 and 2016, the Company incurred interest expense on long-term debt of $17.7 million and $13.1 million, respectively. Approximately $9.7 million in interest expense was incurred in 2017 as a result of the extinguishment of the Secured Term Loan Facility (as defined below) on January 3, 2017. The Company capitalized $2.5 million and $0.4 million of interest expense during the three months ended March 31, 2017 and 2016, respectively.

Revolving Credit Facility

On February 17, 2017, the Company entered into the Third Amended and Restated Credit Agreement with a syndicate of banks led by Bank of Montreal, as Administrative Agent, Capital One, National Association, as syndication agent, and Barclays Bank PLC, ING Capital LLC and SunTrust Bank, as co-documentation agents (the “Revolving Credit Facility”).  In connection with entering into the Revolving Credit Facility, the Company repaid all amounts outstanding under the Second Amended and Restated Credit Agreement, dated as of April 15, 2015, by and among Resolute Energy Corporation, as borrower, certain subsidiaries of Resolute Energy Corporation, as Guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as amended, and terminated that agreement.

The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders, which was initially set at $150 million. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. The Revolving Credit Facility matures in February 2021, unless there is a maturity of material indebtedness prior to such date.

The Revolving Credit Facility includes covenants that require, among other things, that Resolute maintains a ratio of current assets to current liabilities of no less than 1.0 to 1.0 and a ratio of funded debt to EBITDA of no more than 4.0 to 1.0. The Revolving Credit Facility prohibits us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period (not to exceed a term of 60 months for any such derivative arrangement). The Revolving Credit Facility also includes customary additional terms and covenants that place limitations on certain types of activities, the payment of dividends, and that require satisfaction of certain financial tests. Resolute was in compliance with the terms and covenants of the Revolving Credit Facility at March 31, 2017.

 As of March 31, 2017, outstanding borrowings under the Revolving Credit Facility were $19 million with a weighted average interest rate of 6.0%, under a borrowing base of $150 million. Pursuant to the spring borrowing base redetermination, the borrowing base has been increased to $225 million, effective April 17, 2017.

To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, Resolute would be required to eliminate that excess within 120 days following that determination. The Revolving Credit Facility is guaranteed by all of Resolute’s subsidiaries and is collateralized by substantially all of the assets of the Company’s Aneth Field and Delaware Basin assets held by Resolute Aneth, LLC and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

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

Secured Term Loan Agreement

In December 2014 Resolute and certain of its subsidiaries, as guarantors, entered into a second lien Secured Term Loan Agreement with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which the Company borrowed $150 million (the “Secured Term Loan Facility”). In May 2015 Resolute and certain of its subsidiaries, as guarantors, entered into an Amendment to the Secured Term Loan Agreement and Increased Facility Activation Notice-Incremental Term Loans (the “Amendment”) with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which the Company borrowed an additional $50 million of second lien term debt (the “Incremental Term Loans”) under its Secured Term Loan Facility.

In December 2015 the Company retired $70 million of the amount outstanding under the Secured Term Loan Facility following the sale of certain properties in the Midland Basin in accordance with mandatory prepayment provisions stipulated in the Secured Term Loan Facility.

On January 3, 2017, the Company repaid approximately $132 million constituting all amounts due under the Term Loan Facility (including prepayment fees of $3.5 million), with a portion of the proceeds from its previously announced common stock offering that closed on December 23, 2016. In addition $6.2 million of deferred financing costs and original issue discount were expensed as part of the extinguishment. The Secured Term Loan Facility was terminated in connection with the repayment.

Senior Notes

In 2012 the Company consummated two private placements of senior notes with principal totaling $400 million (the “Senior Notes”). The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the Senior Notes payable semiannually in cash on May 1 and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and the Company’s existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013 the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of March 31, 2017.

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

As previously disclosed in its Current Report on Form 8-K filed on April 28, 2016, during the month of February 2016 the Company was approached by certain holders of the Senior Notes to engage in discussions with the Company regarding a potential debt exchange, financing or other transaction involving the Senior Notes. The Company and the noteholders did not reach an agreement on such a transaction and the Company has terminated all discussions with noteholders regarding any such transaction but may engage in other such discussions in the future.

The fair value of the Senior Notes at March 31, 2017, was estimated to be $404.8 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant, unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2017 and 2016, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to the valuation allowance established, in addition to state income taxes and estimated permanent differences.

There was no provision for income taxes during the three months ended March 31, 2017 and 2016.

The Company had no reserve for uncertain tax positions as of March 31, 2017. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company’s analysis, it was concluded that as of March 31, 2017, a valuation allowance should be established against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of March 31, 2017 and 2016, of $309.7 million and $274.7 million, respectively, on its long-term deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2017 and December 31, 2016, the Company had 62,500 shares of preferred stock issued and outstanding.

In October 2016, the Company entered into a Purchase Agreement (the “Preferred Stock Purchase Agreement”) with BMO Capital Markets Corp. (“Initial Purchaser”), pursuant to which the Company agreed to issue and sell to Initial Purchaser 55,000 shares (the “Firm Securities”) of the Company’s 8⅛% Series B Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred Stock”) and, at Initial Purchaser’s option, up to 7,500 additional shares of Convertible Preferred Stock (together with the Firm Securities, collectively, the “Securities”). The Initial Purchaser exercised its over-allotment option to purchase the additional 7,500 shares of Convertible Preferred Stock in full, bringing the total shares of Convertible Preferred Stock purchased by Initial Purchaser to 62,500, for an aggregate net consideration of $60 million, before offering expenses.

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

As of March 31, 2017, the Company had accumulated undeclared preferred dividends of $1.1 million. A preferred dividend of $1.3 million was declared on April 12, 2017, and paid on April 17, 2017.

Common Stock

The authorized common stock of the Company consists of 45,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At March 31, 2017 and December 31, 2016, the Company had 22,449,744 and 21,932,842 shares of common stock issued and outstanding, respectively.

In May 2016, Resolute adopted a stockholder rights plan and in connection with such plan declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.0001 per share. The Rights trade with, and are inseparable from, the common stock until such time as they become exercisable on the distribution date. The Rights are evidenced only by certificates that represent shares of common stock and not by separate certificates. New Rights will accompany any new shares of common stock issued after May 27, 2016, until the earlier of the distribution date and the redemption or expiration of the rights.

Each Right allows its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $4.50, once the Rights become exercisable. Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights. The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of our outstanding common stock, or, if earlier, 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person. The stockholder rights plan has been submitted for approval by the Company’s stockholders at the 2017 annual meeting scheduled to be held on May 12, 2017. In the event that the plan is not approved, then it would expire by its terms on May 16, 2017.

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

During the fourth quarter of 2016, the Company issued 4,370,000 shares of common stock in a public offering at $38.00 per share for net proceeds of $160.9 million, after deducting fees and estimated expenses. The net proceeds were used to repay outstanding borrowings under the Secured Term Loan Facility and Revolving Credit Facility.

Long Term Employee Incentive Plan

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

In July 2009, the Company adopted the 2009 Long Term Performance Incentive Plan (“Incentive Plan”), providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of shares of common stock that may be issued under the Incentive Plan is 3,451,548 (which includes the additional 620,000 shares under Amendment No. 2 to the incentive plan approved by the Company’s stockholders in June 2015 and the 1,000,000 shares under Amendment No. 3 in the incentive plan approved by the Company’s stockholders in May 2016). An amendment to the Incentive Plan to increase the number of shares available for issuance thereunder by 1,450,000 shares has been submitted for approval by the Company’s stockholders at the 2017 annual meeting scheduled to be held on May 12, 2017.

In February 2016 the Board and its Compensation Committee approved long-term incentive awards to employees and non-employee directors for 2016 consisting of a combination of stock options, cash-settled stock appreciation rights and restricted cash grants under the Incentive Plan. The 2016 long-term incentive awards to employees and non-employee directors consisted of grants of (i) options with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019 for employees and in one installment on March 8, 2017 for non-employee directors, (ii) cash-settled stock appreciation rights with a ten-year term, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019 for employees and in one installment on March 8, 2017 for non-employee directors, (iii) time-vested restricted cash awards, vesting in three equal annual installments on March 8 of 2017, 2018 and 2019, and (iv) restricted stock vesting on March 8, 2017 to non-employee directors.

For the three months ended March 31, 2017 and 2016, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Time-based restricted stock awards	$1,500	$1,777
TSR awards	916	337
Stock option awards	457	189
Total share-based compensation expense	2,873	2,303

Time-based restricted cash awards	279	649
Performance-based restricted cash awards	507	38
Cash-settled stock appreciation awards	4,641	111
Total cash-based compensation expense	5,427	798

Total Incentive Plan compensation expense	$8,300	$3,101

As of March 31, 2017, the Company held unrecognized share-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Time-based restricted stock awards	$14,608	2.8
TSR awards	9,302	2.9
Stock option awards	1,266	1.7
Total unrecognized compensation expense	$25,176

Equity Awards

Equity awards consist of service-based and performance-based restricted stock units and stock options under the Incentive Plan. All historical exercise, base and threshold prices disclosed have been retroactively adjusted to reflect the Reverse Stock Split.

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three or four equal annual installments at specified dates based on continued employment. Shares issued to non-employee directors vest in one year based on continued service. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 15% which are updated periodically based on actual employee turnover. During the three months ended March 31, 2017, the Company granted 372,720 shares of time-based restricted stock to employees and non-employee directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the three months ended March 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	151,781	$25.07
Granted	372,720	43.92
Vested	(111,379)	28.40
Forfeited	(1,592)	44.26
Non-vested, end of period	411,530	$41.17

TSR Awards

In February 2017 the Board and its Compensation Committee awarded performance-based restricted shares to senior employees and executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of twelve peer companies. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that do not vest as of the final vesting date will be forfeited on such date.

The Board and its Compensation Committee also granted rights to earn additional shares of common stock upon achievement of a higher TSR Percentile (“Outperformance Shares”). The Outperformance Shares are earned in increasing increments based on a TSR Percentile attained over a specified threshold. Outperformance Shares may be earned on any vesting date to the extent that the applicable TSR Percentile ranking thresholds are met in three installments on the one-, two- and three-year anniversaries of the grant date. Outperformance Shares that are earned at a vesting date will be issued to the recipient; however, prior to such issuance, the recipient is not entitled to stockholder rights with respect to Outperformance Shares. Outperformance Shares that are eligible to be earned but remain unearned on a vesting date become eligible to be earned again on the next vesting date. The right to earn any theretofore unearned Outperformance Shares terminates immediately following the final vesting date. The Performance-Vested Shares and the Outperformance Shares are referred to as the “TSR Awards.”

The compensation expense to be recognized for the TSR Awards was measured based on the estimated fair value at the date of grant using a Monte Carlo simulation model and utilizes estimated forfeiture rates between 0% and 2% which are updated periodically based on actual employee turnover.

The valuation model for TSR Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2017	49.07% - 108.21%	0%	0.83% - 1.45%

The following table summarizes the changes in non-vested TSR Awards for the three months ended March 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	97,561	$66.60
Granted	131,379	77.23
Vested	(97,561)	66.60
Forfeited	(481)	77.21
Non-vested, end of period	130,898	$77.23

There were no TSR awards granted during the three months ended March 31, 2016. In addition to the vested TSR awards above, 63,024 outperformance shares were also earned and vested during the three months ended March 31, 2017, related to the TSR awards granted in 2014.

Stock Option Awards

Options issued to employees to purchase shares of common stock vest in three equal annual installments at specified dates based on continued employment with a ten year term. The compensation expense to be recognized for the option awards was measured based on the Company’s estimated fair value at the date of grant using a Black-Scholes pricing model as well as estimated forfeiture rates between 0% and 15%, no dividends, expected stock price volatility ranging from 63% to 67% and a risk-free rate ranging between 1.75% and 2.27%.

The following table summarizes the option award activity for the three months ended March 31, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, beginning of period	1,052,513	$4.03
Granted	—	—
Exercised	(37,684)	3.36
Forfeited	(9,081)	3.48
Outstanding, end of period	1,005,748	$4.06	8.6	$36,548
Exercisable, end of period	301,712	$4.05	8.6	$10,967

The weighted average grant date fair value of options granted during the three months ended March 31, 2016, was $1.93. No options were granted during the three months ended March 31, 2017. The total intrinsic value for options exercised during the three months ended March 31, 2017, was $1.4 million. No options were exercised during the three months ended March 31, 2016.

Liability Awards

Liability awards consist of awards that are settled in cash instead of shares, as discussed below. The fair value of those instruments at a single point in time is not a forecast of what the estimated fair value of those instruments may be in the future.

Cash-settled Stock Appreciation Rights

A stock appreciation right is the right to receive an amount in cash equal to the excess, if any, of the fair market value of a share of common stock on the date on which the right is exercised over its base price. The February 2016 grants of cash-settled stock appreciation rights hold base prices of $2.65 per share (as to 486,373 rights) and $2.915 per share (as to 1,216,479 rights). The awards granted to employees vest in three equal annual installments and have a ten-year term. The awards granted to non-employee directors vest in one year based on continued service and also have a ten-year term. The compensation expense to be recognized for the cash-settled stock appreciation rights was measured utilizing estimated forfeiture rates between 0% and 15% which will be updated periodically based on actual employee turnover. The fair value of the cash-settled stock appreciation rights as of March 31, 2017, was $63.2 million, of which $22.4 million has been expensed.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. Time-based restricted cash issued to non-employee directors vests in one year based on continued service. The compensation expense to be recognized for the time-based restricted cash awards was measured utilizing estimated forfeiture rates between 0% and 20% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of March 31, 2017, was $9.7 million, of which $5.0 million has been expensed.

Performance-Based Restricted Cash Awards

The performance criteria for the performance-based restricted cash awards granted in May 2015 are based on future prices of the Company’s common stock trading at or above specified thresholds. If and as certain stock price thresholds are met, using a 60 trading day average, various multiples of the performance-vested cash award will be attained. The first stock price hurdle was at $10.00 at which the award was payable at 1x, and the highest stock price hurdle was $40.00 at which the award was payable at a multiple of 6x. Interim hurdles and multiples between these end points are set forth in the governing agreements. As of March 31, 2017, all of the stock price hurdles up to $40.00 have been met. A time vesting element will apply to the performance-vested cash awards such that attained multiples will not be paid out earlier than upon satisfaction of a three-year vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria would need to be satisfied. Once a time vesting date passes, the employee is entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples have been achieved provided the employee continues to be employed by the Company. Any multiples achieved following 100% time vesting would be paid within 60 days of such achievement.

The estimated fair value of the performance-based restricted cash awards as of March 31, 2017, was $16.8 million of which $14.5 million has been expensed, based upon the three-year vesting. The fair value was estimated using an option pricing model for a cash or nothing call, an estimated forfeiture rate of 5% and an average effective term of less than one year. As the fair value of liability awards is required to be re-measured at each period end, amounts recognized in future periods will vary.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Asset retirement obligations at beginning of period	$20,352	$19,238
Additional liability incurred / acquired	47	8
Accretion expense	433	437
Liabilities settled / sold	(3,729)	(1)
Revisions to previous estimates	(80)	—
Asset retirement obligations at end of period	17,023	19,682
Less: current asset retirement obligations	(690)	(1,068)
Long-term asset retirement obligations	$16,333	$18,614

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

As of March 31, 2017, the fair value of the Company’s commodity derivatives was a net liability of $0.8 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of March 31, 2017:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)		NGL (Mont Belvieu)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu	Bbl per Day	Weighted Average Swap Price per Bbl
Apr – Dec 2017	3,022	$53.69	1,357	$2.770	300	$19.53

The following table represents Resolute’s two-way commodity collar contracts as of March 31, 2017:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
Apr – Dec 2017	2,500	$47.54	$59.40	7,910	$2.504	$3.336

The following table represents Resolute’s three-way oil collar contracts as of March 31, 2017:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
Remaining Term	Bbl per Day	Short Put Price per Bbl	Floor Price per Bbl	Ceiling Price per Bbl
Apr – Dec 2017	1,500	$40.00	$50.00	$60.10

The following table represents Resolute’s three-way gas collar contracts as of March 31, 2017:

	Gas (NYMEX Henry Hub)
		Weighted Average Short	Weighted Average Floor	Weighted Average
Remaining Term	MMBtu per Day	Put Price per MMBtu	Price per MMBtu	Ceiling Price per MMBtu
Apr – Dec 2017	1,998	$2.692	$3.192	$3.746

The following table represents Resolute’s commodity option contract as of March 31, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl
Jan – Dec 2018	1,100	$50.00

Subsequent to March 31, 2017, Resolute entered into additional gas swap contracts as summarized below:

	Gas (NYMEX Henry Hub)
Commodity Swaps	MMBtu per Day	Weighted Average Swap Price per MMBtu
Jun 2017	7,000	3.245
Jul – Sep 2017	9,000	3.340
Sep – Nov 2017	10,000	3.442

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Other income (expense):
Commodity derivative settlement gain (loss)	$(250)	$27,748
Mark-to-market gain (loss)	11,090	(23,907)
Commodity derivative instruments gain	$10,840	$3,841

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2017, and December 31, 2016 (in thousands):

	Level 2
	March 31, 2017	December 31, 2016
Assets
Derivative instruments, current	$3,675	$218
Derivative instruments, long term	—	—
Total assets	$3,675	$218
Liabilities
Derivative instruments, current	$2,389	$8,014
Derivative instruments, long term	2,096	4,104
Total liabilities	$4,485	$12,118

As of March 31, 2017, the maximum amount of loss in the event of all counterparties defaulting was $0.1 million.

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

Future minimum CO2 purchase commitments as of March 31, 2017, under this purchase agreement, based on prices and volumes in effect at March 31, 2017, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2017	4,125
2018	5,475
Total	$9,600

The terms of the CO2 contract, as amended in Amendment No. 3 to the Kinder Morgan Product Sale and Purchase Contract dated July 1, 2007, contains a unit price floor, below which the price cannot fall. As a result, the Company is exposed to the risk of paying higher than the market rate for CO2 in a climate of declining oil and CO2 prices. Based on this floor pricing term, the Company has determined that this contract contains an embedded derivative. However, assuming the prices in effect as of March 31, 2017, the fair value of this embedded derivative would be less than $0.1 million.

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

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the accompanying financial statements and the related notes contained elsewhere in this report. References to “Resolute,” “the Company,” “we,” “ours,” and “us” refer to Resolute Energy Corporation and its subsidiaries.

Overview

We are a publicly traded, independent oil and gas company with assets located primarily in the Delaware Basin in west Texas and Aneth Field located in the Paradox Basin in southeast Utah. Our development activity is focused on our 20,000 gross (16,400 net) operated acreage position in what we believe to be the core of the Wolfcamp horizontal play in northern Reeves County, Texas. Our corporate strategy is to drive organic growth in reserves, production and cash flow through development of our Reeves County acreage and opportunistic bolt-on acquisitions in the Delaware Basin while continuing to focus on improving margins in our Aneth Field Properties while de-risking certain future growth projects through selectively targeted capital investment.

During 2016 oil sales comprised approximately 90% of revenue, and our December 31, 2016 estimated net proved reserves were approximately 60.3 million barrels of oil equivalent (“MMBoe”), of which approximately 62% and 59% were proved developed reserves and proved developed producing reserves (“PDP”), respectively. Approximately 73% of our estimated net proved reserves were oil and approximately 85% were oil and natural gas liquids (“NGL”). The December 31, 2016, pre-tax present value discounted at 10% (“PV-10”) of our net proved reserves and the standardized measure of our estimated net proved reserves were $344 million.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a non-cash impairment of the carrying value of our proved oil and gas properties of $58 million at March 31, 2016, as a result of the ceiling test limitation. No impairment was recorded as of March 31, 2017. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

For 2017 we expect to incur capital expenditures of $210 to $240 million, primarily focused on following our successful 2016 performance in the Delaware Basin with a two rig drilling program spudding 22 gross wells. We expect the 2017 program to accomplish a number of important initiatives for the Company. We will further delineate our development inventory as we drill wells across our acreage block, conduct multiple spacing tests and complete wells in multiple landing zones in the Wolfcamp A as well as in the Wolfcamp B. The success of this program will help confirm the more than 365 Wolfcamp A and B development locations we believe exist in our Mustang and Appaloosa project areas. We also expect that substantially all of our acreage will be held by production by the end of 2017.

We expect to outspend our cash flows from operations during 2017. A deterioration of commodity prices from current levels could negatively affect our results of operations, financial condition and future development plans. We may change our 2017 capital investment forecast during the year as a result of, among other things, a decline in commodity prices, drilling results, cost increases, or unfavorable changes in our borrowing capacity. We may also change our capital expenditure plan depending upon our ability to consummate the Delaware Basin Bronco Acquisition and additional capital activity associated with those assets and/or the potential divestiture of our Aneth Field assets.

On August 1, 2016, we closed the sale of our Reeves County gas gathering and produced water handling and disposal assets. This transaction provided approximately $36 million of net proceeds to Resolute, with $2 million held in escrow and the remaining proceeds used principally to repay all then outstanding Revolving Credit Facility debt. In connection with such sale, we also entered into long-term gas gathering and processing and water gathering and disposal agreements with the purchaser of such assets. On October 7, 2016, we closed the acquisition of certain Reeves County interests in the Delaware Basin for consideration consisting of $90 million in cash and 2,114,523 shares of our common stock. The cash paid for this acquisition was funded in part by net proceeds from the sale of preferred stock and borrowings on our Revolving Credit Facility. On December 23, 2016, we closed our public stock offering of 4,370,000 shares of common stock. The net proceeds from the offering, after deducting fees and estimated expenses, were approximately $160.9 million. With a portion of these proceeds, on January 3, 2017, we repaid approximately $132 million constituting all amounts due under the term loan facility (including prepayment fees). The second lien secured term loan facility (the “Secured Term Loan Facility”) was terminated in connection with the repayment. We will also continue to explore other ways to enhance our liquidity, de-lever our balance sheet and increase drilling activity, including potential asset sales and potential joint ventures. Such strategic initiatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us.

On February 22, 2017, we closed on the sale of our Denton and South Knowles properties in the Northwest Shelf project area in Lea County, New Mexico, for approximately $14.5 million in cash, subject to customary purchase price adjustments. The effective date of this sale was October 1, 2016. The proceeds of the sale will be used for general corporate purposes. As part of the sale, the Company was also no longer liable for asset retirement obligations of $3.6 million at March 31, 2017.

On March 3, 2017, Resolute Natural Resources Southwest, LLC, a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement with undisclosed private sellers pursuant to which Buyer agreed to acquire certain producing and undeveloped oil and gas properties in the Delaware Basin in Reeves County, Texas (the “Bronco” acquisition; previously referred to as the “Orla” acquisition).

Consideration for the Bronco acquisition will be $160 million in cash, subject to customary purchase price adjustments. The closing of the Bronco acquisition is expected to occur on or about May 15, 2017, and is subject to the satisfaction or waiver of certain customary conditions, including the material accuracy of the representations and warranties of Buyer and Sellers, and performance of covenants. The Delaware Basin Bronco Acquisition has an effective date of May 1, 2017. The Purchase Agreement contains terms and conditions customary to transactions of this type. Subject to the right of Buyer to be indemnified for certain liabilities for a limited period of time and for breaches of representations, warranties and covenants, Buyer will assume substantially all liabilities associated with the acquired properties. The Purchase Agreement also contains certain customary termination rights for each of Buyer and Sellers.

The properties to be acquired include approximately 4,600 net acres in Reeves County, Texas, consisting of 2,187 net acres adjacent to the Company’s existing operating area in Reeves County and 2,405 net acres in southern Reeves County. In addition, the Company will acquire interests in (i) two operated 4,500 foot lateral horizontal Wolfcamp wells that were producing approximately 800 net Boe per day when the Purchase Agreement was signed, (ii) six operated drilled but uncompleted Wolfcamp wells, four of which have lateral lengths of approximately 4,500 feet and two with approximately 7,500 foot laterals; and (iii) one non-operated 10,000 foot lateral Wolfcamp A well that is currently awaiting completion.

The closing of the Bronco acquisition will result in a short term rise in our level of indebtedness on an absolute basis and in relation to our cash flows. The interim increase in indebtedness does not represent a change in philosophy as to the appropriate level of leverage for the Company. We believe that we are well positioned financially to move forward with both the acquisition and our Delaware Basin development program. In the near term, sources of liquidity include our recently increased $225 million borrowing base, the potential to access the capital markets, or the ability to draw our existing bridge facility. Longer term, we expect the sale of Aneth Field to be a significant deleveraging event. We expect to return to our target leverage levels by the fourth quarter of 2017 or earlier. In the meantime, we are working with our bank group to secure a precautionary amendment to ensure that we remain in compliance with our covenants under our Revolving Credit Facility during this interim period of increased indebtedness.

To complete our repositioning as a pure-play Delaware Basin company, Resolute’s board of directors has approved a process to pursue the sale of the Company’s Aneth Field assets. The potential disposition of Aneth Field, if consummated, would provide meaningful additional capital to Resolute. This capital can be deployed either to our Delaware Basin drilling program where we see our highest rates of return or as a component of the optimal long-term financing for the Delaware Basin Bronco Acquisition. The Company has engaged Petrie Partners, LLC and Barclays Capital Inc. to act as financial advisors in the sales process launched in April 2017.

On April 27, 2017, Resolute Southwest entered into a Crude Oil Connection and Dedication Agreement with Caprock Permian Crude LLC, an affiliate of Caprock Permian Processing LLC and Caprock Field Services LLC. The agreement provides that Caprock will construct the gathering systems, pipelines and other infrastructure for the gathering of crude oil from our Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute Southwest has agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock. For the first five years of the agreement, the crude oil will be delivered to Midland Station under a joint tariff arrangement between Caprock and Plains Pipeline, L.P. On May 2, 2017, Resolute Southwest also entered into a Crude Oil Purchase Contract with Plains Marketing, L.P. providing for the sale to Plains of substantially all of the crude oil produced from the Mustang and Appaloosa areas for a price equal to an indexed market price less a $1.75 transportation differential that will cover the joint tariff payable to Caprock under the Crude Oil Connection and Dedication Agreement.

Our Revolving Credit Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility and Senior Notes at March 31, 2017.

Our management uses a variety of financial and operational measurements to analyze our operating performance, including but not limited to, production levels, pricing and cost trends, reserve trends, operating and general and administrative expenses, operating cash flow and Adjusted EBITDA. The analysis of these measurements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Permian Basin Properties

Our Permian Basin Properties, constituting 59% of net proved reserves as of December 31, 2016, are located in the Permian Basin of west Texas. Our project area located in the Delaware Basin portion of the Permian Basin, in Reeves County, targets the Wolfcamp formation. We believe that growth potential exists from more than 365 gross prospective wells targeting upper Wolfcamp A, lower Wolfcamp A and Wolfcamp B formations. Significant additional opportunity exists from reduced spacing as well as additional subzones. For 2017 the Board has approved a two rig drilling program spudding 22 gross wells. This capital program does not contemplate additional potential drilling or completion activities following the anticipated consummation of the Delaware Basin Bronco Acquisition.

During the three months ended March 31, 2017, we completed 4 gross (4.0 net) wells and had 4 gross (3.9 net) wells awaiting completion operations at quarter end. Furthermore, as of March 31, 2017, we were in the process of drilling 1 gross (0.9 net) well. All such wells are located in the Delaware Basin.

In February 2017 we sold our Denton and South Knowles properties in the Northwest Shelf project area in the Permian Basin. See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

In October 2016 we acquired certain Reeves County interests in the Delaware Basin. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information.

In August 2016 we sold certain midstream asset interests in the Delaware Basin. See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

Aneth Field Properties

Our Aneth Field Properties constituted 41% of our net proved reserves as of December 31, 2016. Our working interests in Aneth Field, a mature, long-lived oil producing field, are located primarily on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62.4%, 67.5% and 58.6%, respectively, at March 31, 2017.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three months ended March 31, 2017, in comparison to results for the three months ended March 31, 2016.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Net Sales:
Oil (MBbl)	1,213	668
Gas (MMcf)	1,922	594
NGL (MBbl)	240	53
Total sales (MBoe)	1,773	820
Average daily sales (Boe/d)	19,702	9,016
Average Sales Prices:
Oil ($/Bbl)	$47.52	$26.63
Gas ($/Mcf)	2.58	1.64
NGL ($/Bbl)	10.89	4.30
Average sales price ($/Boe, excluding commodity derivative settlements)	$36.78	$23.16
Operating Expenses ($/Boe):
Lease operating	$10.35	$16.84
Production and ad valorem taxes	3.72	3.83
General and administrative	5.87	10.93
General and administrative (excluding non-cash compensation expense)	4.28	8.24
Cash-settled incentive awards	3.06	0.97
Depletion, depreciation, amortization and accretion	9.04	12.63

Quarter Ended March 31, 2017, Compared to the Quarter Ended March 31, 2016

Revenue. Revenue from oil and gas activities increased by 243% to $65.2 million during 2017, from $19.0 million during 2016. Of the $46.2 million increase in revenue, approximately $24.1 million was attributable to increased commodity pricing ($36.78 per Boe in 2017 versus $23.16 per Boe in 2016) and $22.1 million was attributable to increased production. Sales volumes increased 116% to 1,773 MBoe during 2017 as compared to 820 MBoe during 2016, principally as a result of production from newly drilled wells in the Delaware Basin.

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

Lease operating expenses increased 33% to $18.4 million during 2017, from $13.8 million during 2016. On a per-unit basis, lease operating expense decreased 39% to $10.35 per Boe in 2017 compared to $16.84 per Boe in 2016. The significant decrease in per unit operating expense is primarily due to the significant increase in production.

Production and ad valorem taxes increased to $6.6 million during 2017, as compared to $3.1 million during 2016, but were less on a per-unit basis as compared to 2016. Production and ad valorem taxes were 10.1% of total revenue in 2017 versus 16.5% of total revenue in 2016. The lower production and ad valorem taxes as a percentage of revenue in 2017 as compared to 2016 is attributable to the increase in the percentage of revenue realized in the State of Texas which has a lower tax rate than the Aneth Field properties.

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

General and administrative expenses increased to $10.4 million during 2017, as compared to $9.0 million during 2016. The $1.4 million, or 16% increase, primarily resulted from increases in short term incentive compensation which had been reduced during 2015 and 2016 in response to lower commodity prices. On a per-unit basis, general and administrative expenses decreased to $5.87 per Boe in 2017 from the $10.93 per Boe in 2016. Cash-based general and administrative expense was $7.6 million, or $4.28 per Boe, in 2017 compared to $6.8 million, or $8.24 per Boe, in 2016.

Cash-settled incentive award expense increased to $5.4 million in 2017, as compared to $0.8 million in 2016. This increase was the result of the grant of time- and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program and the achievement of multiple performance targets that are based on the Company’s stock price. The time-based awards will vest and be expensed ratably over three years. The performance-based awards and stock appreciation rights will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year lives. Actual cash payments during the period were $3.6 million.

Depletion, depreciation, amortization and accretion expenses increased to $16.0 million during 2017, as compared to $10.4 million during 2016. Conversely, on a per-unit basis, depreciation, amortization and accretion expenses decreased to $9.04 per Boe in 2017 from $12.63 per Boe in 2016 due primarily to the significant increase in proved reserve quantities.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded a $58 million non-cash impairment of the carrying value of our proved oil and gas properties at March 31, 2016, as a result of the ceiling test limitation. No impairment was recorded at March 31, 2017. If in future periods a negative impact continues on one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2017 the gain on oil and gas commodity derivatives was $10.8 million, consisting of $11.1 million of mark-to-market gains partially offset by $0.3 million of derivative settlement losses. During 2016 the gain on oil and gas commodity derivatives was $3.8 million, consisting of $27.7 million of derivative settlement gains offset by $23.9 million mark-to-market losses.

Interest expense in 2017 increased to $17.7 million from the $13.1 million recorded in 2016. The increase in interest expense was primarily due to the penalties incurred related to the repayment of the Secured Term Loan offset by increases in amounts capitalized. The components of our interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
8.50% senior notes	$8,500	$8,500
Secured term loan facility	3,631	3,568
Revolving credit facility	314	145
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	7,743	1,303
Other, net	13	(2)
Capitalized interest	(2,504)	(439)
Total interest expense	$17,697	$13,075

As a result of the prepayment of the Secured Term Loan Facility on January 3, 2017, we recognized $9.7 million of interest costs (comprised of amortization of the original issue discount, deferred financing costs and prepayment fees) in the first quarter of 2017.

Income Tax Benefit (Expense).  No income tax benefit or expense was recognized during the three months ended March 31, 2017 or 2016 due to the deferred tax asset valuation allowance previously provided by the Company.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$39,274	$16,537
Cash used in investing activities	(44,868)	(22,853)
Cash provided by (used in) financing activities	(126,454)	(60)

Net cash provided by operating activities was $39.3 million for the first three months of 2017 as compared to $16.5 million for the 2016 period. The increase in net cash provided by operating activities in 2017 as compared to 2016 was primarily due to increased revenue resulting from higher production volumes.

Net cash used in investing activities was $44.9 million in 2017 compared to $22.9 million in 2016. The primary investing activity in 2017 was cash used for capital expenditures of $42.3 million. Capital expenditures in 2017 consisted primarily of $39.8 million in drilling activities and infrastructure projects in the Permian Basin, $1.5 million in facility projects in Aneth Field and $1.0 million in CO2 acquisition for Aneth Field. Capital divestitures in 2017 included $14.2 million of net proceeds primarily from the sale of the New Mexico Properties. The primary investing activity in 2016 was cash used for capital expenditures of $23.0 million. Capital expenditures in 2016 consisted primarily of $18.1 million in drilling activities and infrastructure projects in the Permian Basin, $3.3 million in compression and facility projects in Aneth Field and $1.6 million in CO2 acquisition.

Net cash used in financing activities $126.5 million in 2017 compared to $0.1 million used in financing activities in 2016. The primary financing activity in 2017 was the repayment of $128.3 million of principal on the Secured Term Loan, partially offset by $9.0 million in net borrowings under the Revolving Credit Facility.

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

The closing of the Bronco acquisition will result in a short term rise in our level of indebtedness on an absolute basis and in relation to our cash flows. The interim increase in indebtedness does not represent a change in philosophy as to the appropriate level of leverage for the Company. We believe that we are well positioned financially to move forward with both the acquisition and our Delaware Basin development program. In the near term, sources of liquidity include our recently increased $225 million borrowing base, the potential to access the capital markets, or the ability to draw our existing bridge facility. Longer term, we expect the sale of Aneth Field to be a significant deleveraging event. We expect to return to our target leverage levels by the fourth quarter of 2017 or earlier. In the meantime, we are working with our bank group to secure a precautionary amendment to ensure that we remain in compliance with our covenants under our Revolving Credit Facility during this interim period of increased indebtedness.

Our Revolving Credit Facility requires us to enter into derivative agreements covering a significant portion of our production, as described below under “Revolving Credit Facility.”

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

Revolving Credit Facility

On February 17, 2017, we entered into the Third Amended and Restated Credit Agreement with a syndicate of banks led by Bank of Montreal, as Administrative Agent, Capital One, National Association, as syndication agent, and Barclays Bank PLC, ING Capital LLC and SunTrust Bank, as co-documentation agents.  In connection with entering into the Revolving Credit Facility, we repaid all amounts outstanding under the Second Amended and Restated Credit Agreement, dated as of April 15, 2015, by and among Resolute Energy Corporation, as Borrower, certain subsidiaries of Resolute Energy Corporation, as Guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as amended, and terminated that agreement.

The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders in their sole discretion, which was initially set at $150 million. The determination of the borrowing base takes into consideration the estimated value of our oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is re-determined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either the Company or the lenders may request an interim redetermination. The Revolving Credit Facility matures in February 2021, unless there is a maturity of material indebtedness prior to such date.

The Revolving Credit Facility is guaranteed by all of our subsidiaries and is collateralized by substantially all of the assets of the Company’s Aneth Field and Delaware Basin assets held by Resolute Aneth, LLC and Resolute Natural Resources Southwest, LLC, which are wholly-owned subsidiaries of the Company.

Pursuant to the spring borrowing base redetermination, the borrowing base has been increased to $225 million, effective April 17, 2017.

The Revolving Credit Facility includes covenants that require, among other things, that we maintain a ratio of current assets to current liabilities of no less than 1.0 to 1.0 and a ratio of total funded debt to EBITDA of no more than 4.0 to 1.0. The Revolving Credit Facility prohibits us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period (not to exceed a term of 60 months for any such derivative arrangement).

To the extent that the borrowing base, as adjusted from time to time, exceeds the outstanding balance, no repayments of principal are required prior to maturity. However, should the borrowing base be set at a level below the outstanding balance, we would be required to eliminate that excess over the 120 days following that determination.

Each borrowing under the Revolving Credit Facility accrues interest at either (a) the London Interbank Offered Rate, plus a margin that ranges from 3.0% to 4.0% or (b) the Alternative Base Rate defined as the greater of (i) the Administrative Agent’s Prime Rate (ii) the Federal Funds Effective Rate plus 0.5% or (iii) an adjusted LIBOR plus a margin for the Alternate Base Rate that ranges from 2.0% to 3.0%. Each such margin is based on the level of utilization under the borrowing base.

We were in compliance with all material terms and covenants of the Revolving Credit Facility at March 31, 2017.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from our subsidiaries, except those imposed by applicable law.

Secured Term Loan Agreement

In December 2014 we entered into a second lien Secured Term Loan Agreement with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which we borrowed $150 million. In May 2015 Resolute and certain of its subsidiaries, as guarantors, entered into an Amendment to the Secured Term Loan Agreement and Increased Facility Activation Notice-Incremental Term Loans with Bank of Montreal, as administrative agent, and the lenders party thereto, pursuant to which the Company borrowed an additional $50 million of Incremental Term Loans under its Secured Term Loan Facility.

In December 2015 we retired $70 million of the amount outstanding under the Secured Term Loan Facility following the sale of certain properties in the Midland Basin in accordance with mandatory prepayment provisions stipulated in the Secured Term Loan Facility.

On January 3, 2017, we paid approximately $132 million constituting all amounts due under the Secured Term Loan Facility (including prepayment fees of $3.5 million), with a portion of the proceeds from the previously announced common stock offering that closed on December 23, 2016. In addition $6.2 million of deferred financing costs and original issue discount were expensed as part of the extinguishment. The Secured Term Loan Facility was terminated in connection with the repayment.

Senior Notes

In 2012 we consummated two private placements of senior notes with principal totaling $400 million. The Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the notes payable semiannually in cash on May and November 1 of each year.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and our existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013 the Company registered the Senior Notes with the Securities and Exchange Commission by filing an amendment to the registration statement on Form S-4 enabling holders of the Senior Notes to exchange the privately placed Senior Notes for publically registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all material terms and covenants under our Senior Notes as of March 31, 2017.

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

The Senior Notes are redeemable by us on not less than 30 or more than 60 days prior notice, at redemption prices set forth in the Indenture. If a change of control occurs, each holder of the Senior Notes will have the right to require that we purchase all of such holder’s Senior Notes in an amount equal to 101% of the principal of such Senior Notes, plus accrued and unpaid interest, if any, to the date of the purchase. In light of the significantly lower interest rate environment currently compared to when the Senior Notes were first issued, the Company is evaluating a potential refinance of the Senior Notes.

Preferred Stock

In October 2016, the Company entered into a Purchase Agreement (the “Preferred Stock Purchase Agreement”) with BMO Capital Markets Corp. (“Initial Purchaser”), pursuant to which the Company agreed to issue and sell to Initial Purchaser 55,000 shares (the “Firm Securities”) of the Company’s 8⅛% Series B Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred Stock”) and, at Initial Purchaser’s option, up to 7,500 additional shares of Convertible Preferred Stock (together with the Firm Securities, collectively, the “Securities”). The Initial Purchaser exercised its over-allotment option to purchase the additional 7,500 shares of Convertible Preferred Stock in full, bringing the total shares of Convertible Preferred Stock purchased by Initial Purchaser to 62,500, for an aggregate net consideration of $60 million, before offering expenses.

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

As of March 31, 2017, the Company had accumulated undeclared preferred dividends of $1.1 million. A preferred dividend of $1.3 million was declared on April 12, 2017 and paid on April 17, 2017.

Commitment Letter

The Company is evaluating the optimal long-term financing for the Delaware Basin Bronco Acquisition. In the interim, however, the Company entered into a commitment letter on March 3, 2017, for a $100 million unsecured bridge financing facility with BMO Capital Markets (the “Commitment Letter”). The Commitment Letter provides the Company with the ability to borrow up to $100 million, subject to satisfaction or waiver of customary conditions to closing, for the consummation of the Delaware Basin Bronco Acquisition. In the event that the Bridge Commitment is not drawn in connection with the Delaware Basin Bronco Acquisition, then the obligations of the parties under the Commitment Letter terminate.

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

Under the terms of our Revolving Credit Agreement, as amended and restated February 17, 2017, the form of derivative instruments to be entered into is at our discretion, but they are not to exceed (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties after such two year period, utilizing economic parameters specified in our credit agreement, including escalated prices and costs.

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of March 31, 2017, the fair value of our commodity derivatives was a net liability of $0.8 million.

The following table represents our oil swap contracts as of March 31, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2017	3,022	$53.69	$1,656

 The following table represents our gas swap contracts as of March 31, 2017:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2017	1,357	$2.770	$(162)

The following table represents our NGL swap contracts as of March 31, 2017:

	NGL (Mont Belvieu)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2017	300	$19.53	$(230)

The following table represents our two-way oil collar contracts as of March 31, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2017	2,500	$47.54	$59.40	$720

The following table represents our two-way gas collar contracts as of March 31, 2017:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2017	7,910	$2.504	$3.336	$(633)

The following table represents our three-way oil collar contracts as of March 31, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2017	1,500	40.00	$50.00	$60.10	$535

The following table represents our three-way gas collar contracts as of March 31, 2017:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Short Put Price per MMBtu	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2017	1,998	$2.692	$3.192	$3.746	$21

The following table represents our commodity option contract as of March 31, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2018	1,100	$50.00	$(2,717)

Subsequent to March 31, 2017, Resolute entered into additional gas swap contracts as summarized below:

	Gas (NYMEX Henry Hub)
Commodity Swaps	MMBtu per Day	Weighted Average Swap Price per MMBtu
Jun 2017	7,000	3.245
Jul – Sep 2017	9,000	3.340
Sep – Nov 2017	10,000	3.442

Interest Rate Risk

At March 31, 2017, we had $19 million of outstanding debt under the Revolving Credit Facility. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an increase of less than $0.1 million in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Credit Risk and Contingent Features in Derivative Instruments

We are exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties are current or former lenders under our Revolving Credit Facility. For these contracts, we are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. Our derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. Master Agreement. Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. We have set-off provisions with our Revolving Credit Facility lenders that, in the event of counterparty default, allow us to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of Richard F. Betz, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended March 31, 2017 does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016. The additional risk factor set forth below is related to the Bronco Acquisition and potential Aneth disposition.

We plan to reposition Resolute to a pure-play Delaware Basin company by disposing of our Aneth Field Properties, we may be unable to successfully divest our Aneth Field Properties at favorable prices and the divesture could materially adversely affect our business, financial position, results of operations or cash flows.

We have announced that have begun pursing a process focused on the disposition of our Aneth Field Properties in order to reposition us as a pure-play Delaware Basin company. The disposition of Aneth Field Properties, if consummated, would provide meaningful additional capital to the Company. This capital could be deployed either to our Delaware Basin drilling program where we see our highest rates of return or as a component of the optimal long-term financing for the Delaware Basin Bronco Acquisition.

Aneth Field is currently a substantial part of our operations, and sales of oil and gas from Aneth Field represent a substantial part of our total cash flow. At December 31, 2016, Aneth Field held approximately 41% of our net proved reserves and averaged production of 6,161 Boe per day in 2016, of which approximately 95% was oil. During 2016, Aneth Field had sales of 2,132 MBbl of oil and 739 MMcf gas with average realized prices of $36.37 per Bbl of oil and $1.31 per Mcf of gas with average production costs of $20.24 per Boe of lease operating expenses and $4.31 per Boe of production and ad valorem taxes. Additionally at December 31, 2016, Aneth Field consisted of 43,218 developed gross acres or 67.1% of our total developed gross acreage and 27,157 developed net acres or 60.5% of our total developed net acreage.

A sale of our Aneth Field Properties may be affected by market conditions outside of our control, such as:

•	market demand;
•	price of oil and gas;
•	availability of financing or other sources of funding available to potential purchasers;
•	general economic and political outlook of the United States;
•	identification of potential purchasers and negotiation of sales agreements;
•	willingness of the purchasers to assume certain agreements and liabilities associated with the assets offered for sale; and
•	approval of the transaction from the Navajo Nation.

Our ability to divest of Aneth Field Properties, the timing of such divestment, and the price we may ultimately receive may be affected by the foregoing or other factors. Additionally, there can be no assurances that our subsequent investments in the Delaware Basin from the proceeds and the redeployment of resources made available by the sale of our Aneth Field Properties will meet our internal production and profitability projections for a pure-play Delaware Basin strategy or even meet current production and profitability projections were we not to divest the Aneth Field Properties. We currently depend in part on the cash flow generated by our Aneth Field Properties for the payment of our indebtedness, and if we do not meet our internal projections and experience lower cash flow due to sale of our Aneth Field Properties, it may materially adversely affect our ability make payments on our outstanding indebtedness. Consequently, the sale of our Aneth Field Properties could materially adversely affect our business, financial position, results of operations or cash flows.

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

2017	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share
March 1 – 31	84,835	$38.22

1) All shares purchased in 2017 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common shares under the terms of the Incentive Plan.

2) As of March 31, 2017, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (542,428 shares), outstanding stock options (1,005,748 options), shares yet to be granted under the Incentive Plan (467,124 shares) and potential Outperformance Shares (130,898 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1

Purchase and Sale Agreement entered into March 3, 2017 by and between CP Exploration II, LLC and Petrocap CPX, LLC as sellers and Resolute Natural Resources Southwest, LLC as buyer effective May 1, 2017 (filed herewith). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

Signature	Capacity	Date

/s/ Richard F. Betz
Richard F. Betz	Chief Executive Officer and Director (Principal Executive Officer)	May 3, 2017

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 3, 2017