Form 10-Q
period 2017-06-30
Resolute Energy Corp
filed 2017-08-07
CIK 1469510

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 22,478,996 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statements. Forward-looking statements included in this report relate to, among other things; anticipated production in 2017; anticipated gas to oil ratios in 2017; anticipated capital expenditures and activity in 2017 and the sources of such funding; our financial condition and management of the Company in the current commodity price environment; future financial and operating results; the proposed disposition of our Aneth Field properties and the timing of executing definitive documents and closing thereof; liquidity and availability of capital; future borrowing base adjustments and the effect thereof; expected timing of drilling and completion of pad wells and the timing of the production contribution thereof; future production, reserve growth and decline rates; our plans and expectations regarding our development activities including drilling and completing wells, the number of such potential projects, locations and productive intervals, the rates of return on our acreage and projects; the potential impact of well interference and the effectiveness of operational adjustments to mitigate it; the prospectivity of our properties and acreage; and the anticipated accounting treatment of various activities. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2016, and such things as:

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

•	our ability to achieve the growth and benefits we expect from our acquisitions;
•	our ability to successfully divest our Aneth Field properties at a favorable price and the effect of the divestiture on our results of operations and cash flows;
•	the success of the development plan for and production from our oil and gas properties;
•	the completion, timing and success of drilling on our properties;
•	the timing and amount of future production of oil and gas;
•	possible borrowing base reduction under our credit facility as a result of possible disposition of Aneth Field;
•	risks related to our level of indebtedness;
•	our ability to fulfill our obligations under our revolving credit facility, the senior notes and any additional indebtedness we may incur;
•	constraints imposed on our business and operations by our revolving credit facility and senior notes may limit our ability to execute our business strategy;
•	future write downs of reserves and the carrying value of our oil and gas properties;
•

acquisitions and other business opportunities (or lack thereof) that may be presented to and pursued by us, and the risk that any opportunity currently being pursued will fail to consummate or encounter material complications;

•	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;
•	our future cash flow, liquidity and financial position;
•	the success of our business and financial strategy, derivative strategies and plans;risks associated with rising interest rates;
•	risks associated with all of our Aneth Field oil production being purchased by a single customer and connected to such customer with a pipeline that we do not own or control;
•	inaccuracies in reserve estimates;

•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;
•	the amount, nature and timing of our capital expenditures, including future development costs;
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

•	the concentration of our credit risk as the result of depending on one primary oil purchaser in the Delaware Basin for the next five years;
•	our operating costs and other expenses;
•	our success in marketing oil and gas;
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

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,099	$133,089
Accounts receivable	73,443	55,228
Commodity derivative instruments	7,770	218
Prepaid expenses and other current assets	2,377	3,249
Total current assets	84,689	191,784
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	246,421	121,375
Proved	2,046,355	1,889,111
Other property and equipment	12,150	9,754
Accumulated depletion, depreciation and amortization	(1,684,673)	(1,647,120)
Net property and equipment	620,253	373,120
Other assets:
Restricted cash	23,162	23,137
Commodity derivative instruments	412	—
Other assets	33	332
Total assets	$728,549	$588,373
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$24,333	$8,675
Accrued expenses	68,254	37,507
Accrued revenue payable	24,645	19,801
Accrued cash-settled incentive awards	22,941	27,158
Accrued interest payable	7,779	5,784
Asset retirement obligations	1,354	895
Commodity derivative instruments	1,217	8,014
Secured term loan facility	—	122,139
Total current liabilities	150,523	229,973
Long term liabilities:
Revolving credit facility	96,883	8,821
Senior notes	522,998	397,154
Asset retirement obligations	16,835	19,457
Commodity derivative instruments	1,974	4,104
Other long term liabilities	1,568	4,611
Total liabilities	790,781	664,120
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized; issued and outstanding 62,500 shares at June 30, 2017 and December 31, 2016; $62.5 million liquidation preference	—	—
Common stock, $0.0001 par value; 45,000,000 shares authorized; issued and outstanding 22,465,108 and 21,932,842 shares at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	951,129	948,380
Accumulated deficit	(1,013,363)	(1,024,129)
Total stockholders’ deficit	(62,232)	(75,747)
Total liabilities and stockholders’ deficit	$728,549	$588,373

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Oil	$60,703	$33,483	$118,362	$51,278
Gas	7,216	1,210	12,173	2,188
Natural gas liquids	3,107	697	5,717	926
Total revenue	71,026	35,390	136,252	54,392
Operating expenses:
Lease operating	19,890	15,689	38,246	29,506
Production and ad valorem taxes	6,331	4,248	12,934	7,390
Depletion, depreciation, amortization, and asset retirement obligation accretion	22,333	10,865	38,368	21,226
Impairment of proved oil and gas properties	—	—	—	58,000
General and administrative	9,472	7,530	19,887	16,498
Cash-settled incentive awards	(1,413)	1,435	4,014	2,233
Total operating expenses	56,613	39,767	113,449	134,853
Income (loss) from operations	14,413	(4,377)	22,803	(80,461)
Other income (expense):
Interest expense, net	(8,779)	(12,983)	(26,476)	(26,058)
Commodity derivative instruments gain (loss)	7,458	(19,552)	18,298	(15,711)
Other income	136	6	76	12
Total other expense	(1,185)	(32,529)	(8,102)	(41,757)
Net income (loss)	13,228	(36,906)	14,701	(122,218)
Preferred stock dividends	(2,538)	—	(3,935)	—
Net income (loss) available to common shareholders	$10,690	$(36,906)	$10,766	$(122,218)
Net income (loss) per common share:
Basic	$0.49	$(2.44)	$0.49	$(8.10)
Diluted	0.47	(2.44)	$0.47	$(8.10)
Weighted average common shares outstanding:
Basic	21,917	15,155	21,828	15,096
Diluted	22,894	15,155	22,836	15,096

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2017	21,933	$2	63	$—	$948,380	$(1,024,129)	$(75,747)
Issuance of stock, restricted stock and share-based compensation	567	—	—	—	5,867	—	5,867
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(89)	—	—	—	(3,295)	—	(3,295)
Exercise of employee options to purchase common stock	54	—	—	—	177	—	177
Preferred stock dividend	—	—	—	—	—	(3,935)	(3,935)
Net income	—	—	—	—	—	14,701	14,701
Balance as of June 30, 2017	22,465	$2	63	$—	$951,129	$(1,013,363)	$(62,232)

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$14,701	$(122,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and asset retirement obligation accretion	38,368	21,226
Impairment of proved oil and gas properties	—	58,000
Amortization of deferred financing costs and long-term debt premium and discount	8,263	2,610
Share-based compensation	5,951	3,733
Commodity derivative instruments (gain) loss	(18,298)	15,711
Commodity derivative settlement gain	1,406	48,292
Change in operating assets and liabilities:
Accounts receivable	(11,366)	(5,338)
Other current assets	(113)	(400)
Accounts payable and accrued expenses	11,252	1,828
Accrued interest payable	1,995	29
Net cash provided by operating activities	52,159	23,473
Investing activities:
Oil and gas exploration and development expenditures	(118,484)	(60,568)
Purchase of oil and gas properties	(161,264)	—
Proceeds from sale of oil and gas properties	20,292	(32)
Purchase of other property and equipment	(2,396)	(69)
Restricted cash	(25)	(1,638)
Other long-term assets	8	25
Net cash used in investing activities	(261,869)	(62,282)
Financing activities:
Proceeds from bank borrowings	213,000	57,500
Repayments of borrowings	(123,000)	(27,500)
Proceeds from issuance of senior notes	126,875	—
Repayment of term loan	(128,303)	—
Payment of financing costs	(5,068)	—
Payment of preferred dividend	(2,666)	—
Redemption of restricted stock for employee income taxes	(3,295)	(64)
Proceeds from exercise of employee options to purchase common stock	177	—
Net cash provided by financing activities	77,720	29,936
Net decrease in cash and cash equivalents	(131,990)	(8,873)
Cash and cash equivalents at beginning of period	133,089	9,297
Cash and cash equivalents at end of period	$1,099	$424

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. The Company’s operating assets are comprised of properties in the Delaware Basin in west Texas (the “Delaware Basin Properties”) and Aneth Field located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”). The Company conducts all of its activities in the United States of America.

Resolute Energy Corporation, the stand-alone parent entity, has insignificant independent assets and no operations. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from its subsidiaries, except those imposed by applicable law.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include Resolute and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2016. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All intercompany transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Recent Accounting Pronouncements

In January 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. Early adoption is permitted. The Company has elected to early adopt this standard in the second quarter of 2017.

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates Topic 606 (“ASC 606”). ASC 606 supersedes existing revenue recognition requirements under GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. Additional disclosures will be required as to the nature, timing and uncertainty of revenue and cash flows from contracts with customers. In August 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to annual reports beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016.

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

Accounts Receivable

The Company’s accounts receivable consist of the following as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Trade receivables	$24,564	$14,898
Revenue receivables	40,323	32,817
Derivative receivables	1,098	5,695
Other receivables	7,458	1,818
Total accounts receivable	$73,443	$55,228

The Company’s accounts receivable consist mainly of receivables from oil, gas, and natural gas liquids (“NGL”) purchasers and from joint interest owners on properties the Company operates. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. Generally, the Company’s oil and gas receivables are due within fifteen days and are collected in less than two months, and the Company historically has had limited receivables that were not collected.

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability. As of June 30, 2017 and December 31, 2016, the Company had no allowance for doubtful accounts recorded.

Oil and Gas Properties

Pursuant to full cost accounting rules, Resolute is required to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components impacting the calculation are commodity prices, reserve quantities and associated production, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and all related income tax effects.

No impairment was recorded for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded non-cash impairments of its oil and gas properties of $0 and $58 million, respectively, as a result of the ceiling test limitation. If in future periods a negative factor impacts one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Note 3 — Acquisitions and Divestitures

Acquisition of Reeves County Properties in the Delaware Basin

Delaware Basin Bronco Acquisition

On March 3, 2017, Resolute Natural Resources Southwest, LLC (“Resolute Southwest”), a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement with CP Exploration II, LLC and Petrocap CPX, LLC pursuant to which Resolute Southwest agreed to acquire certain undeveloped and developed oil and gas properties in the Delaware Basin in Reeves County, Texas (the “Delaware Basin Bronco Acquisition”). The closing of the Delaware Basin Bronco Acquisition occurred on May 15, 2017, with an effective date of May 1, 2017.

The acquisition was accounted for as an asset acquisition, and therefore, the properties were recorded based on the fair value of the total consideration transferred on the acquisition date and transaction costs were capitalized as a component of the cost of the assets acquired. The Company acquired these properties for $161.3 million, which it financed substantially with proceeds received from the offering of $125 million of 8.50% Senior Notes due 2020 (as defined in Note 5) that closed in May 2017. The Company recorded $144.8 million of the total consideration transferred as unproved oil and gas property.

The properties acquired include approximately 4,600 net acres in Reeves County, Texas, which were considered predominantly unproved, consisting of 2,187 net acres adjacent to the Company’s existing operating area in Reeves County and 2,405 net acres in southern Reeves County.

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

The Company acquired the Firewheel Properties for $153.2 million. Revenue and expenses related to the acquired properties are included in the consolidated statement of operations on the closing date of the transaction. The Delaware Basin Firewheel Acquisition was accounted for as a business combination using the acquisition method.

The Company completed its assessment of the fair values of the assets acquired and liabilities assumed. Accordingly, the following table presents the purchase price allocation of the Delaware Basin Firewheel Acquisition at the indicated date below, based on the fair values of assets acquired and liabilities assumed (in thousands):

December 31, 2016
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

In August 2016 Resolute Southwest closed the transactions contemplated by the Mustang Agreement and the Appaloosa Agreement. Resolute Southwest received aggregate consideration of approximately $36 million (including earn-out payments earned as of the closing). As the sale did not significantly alter the relationship between capital costs and proved reserves, no gain or loss was recognized.

The net proceeds of the midstream sale were used to repay amounts outstanding under the Company’s Revolving Credit Facility (as defined in Note 5) and for general corporate purposes.

In July 2016, in connection with the Appaloosa Agreement and the Mustang Agreement, Resolute Southwest also entered into a definitive Earn-out Agreement (the “Earn-out Agreement”), pursuant to which Resolute Southwest will be entitled to receive certain earn-out payments based on drilling and completion activity in Appaloosa and Mustang through 2020 that will deliver gas and produced water into the system. Earn-out payments for each qualifying well will vary depending on the lateral length of the well and the year in which the well is drilled and completed. In March 2017 the Earn-out Agreement was amended by the parties to provide for an increase in earn-out payments for the wells drilled and completed in 2017. Earn-out payments are contingent on future drilling, and therefore will be recognized when earned.

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

In April 2017, Resolute Southwest entered into a Crude Oil Connection and Dedication Agreement with Caprock Permian Crude LLC (“Caprock Crude”), an affiliate of Caprock. The agreement provides that Caprock Crude will construct the gathering systems, pipelines and other infrastructure for the gathering of crude oil from our Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute Southwest has agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock Crude for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock Crude. For the first five years of the agreement, the crude oil will be delivered to Midland Station under a joint tariff arrangement between Caprock Crude and Plains Pipeline, L.P. In April 2017, Resolute Southwest also entered into a Crude Oil Purchase Contract with Plains Marketing, L.P. providing for the sale to Plains of substantially all of the crude oil produced from the Mustang and Appaloosa areas for a price equal to an indexed market price less a $1.75 transportation differential that will cover the joint tariff payable to Caprock Crude under the Crude Oil Connection and Dedication Agreement.

Pro Forma Financial Information

The unaudited pro forma financial information for the three and six months ended June 30, 2016 reflects Resolute’s results as if the Delaware Basin Firewheel Acquisition and the sale of the Delaware Basin Midstream Assets had occurred on January 1, 2016 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Revenue	$38,319	$58,723
Loss from operations	(4,142)	(81,783)
Net loss	(36,865)	(123,929)

Net loss per share
Basic and diluted	$(2.13)	$(7.20)
Weighted average common shares outstanding
Basic and diluted	17,270	17,211

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Potential dilutive restricted stock	3,782	917	3,704	663
Anti-dilutive securities	2,116	1,474	2,116	1,305

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) available to common stockholders	$10,690	$(36,906)	$10,766	$(122,218)

Basic weighted average common shares outstanding	21,917	15,155	21,828	15,096
Add: dilutive effect of non-vested restricted stock	118	—	138	—
Add: dilutive effect of options	859	—	870	—
Diluted weighted average common shares outstanding	22,894	15,155	22,836	15,096

Basic net income (loss) per common share	$0.49	$(2.44)	$0.49	$(8.10)
Diluted net income (loss) per common share	$0.47	$(2.44)	$0.47	$(8.10)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	June 30, 2017
Revolving credit facility	$100,000	$—	$(3,117)	$96,883
8.50% senior notes	525,000	2,650	(4,652)	522,998
Total long-term debt	$625,000	$2,650	$(7,769)	$619,881

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2016
Revolving credit facility	$10,000	$—	$(1,179)	$8,821
Secured term loan facility	128,303	(4,882)	(1,282)	122,139
8.50% senior notes	400,000	985	(3,831)	397,154
Total long-term debt	$538,303	$(3,897)	$(6,292)	$528,114
Current portion of secured term loan facility	128,303	(4,882)	(1,282)	122,139
Long-term debt	$410,000	$985	$(5,010)	$405,975

For the three months ended June 30, 2017 and 2016, the Company incurred interest expense on long-term debt of $8.8 million and $13.0 million, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred interest expense on long-term debt of $26.5 million and $26.1 million, respectively. Approximately $9.7 million in interest expense was incurred in 2017 as a result of the extinguishment of the Secured Term Loan Facility (as defined below) on January 3, 2017. Additionally, $1.0 million in interest expense was incurred in 2017 as a result of the fees associated with the $100 million unsecured bridge facility with BMO Capital Markets that terminated because the facility was never drawn in connection with the Delaware Basin Bronco Acquisition. The Company capitalized $3.7 million and $0.6 million of interest expense during the three months ended June 30, 2017 and 2016, respectively. The Company capitalized $6.2 million and $1.1 million of interest expense during the six months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, the Company paid cash for interest expense in the amount of $14.7 million and $20.1 million, respectively. During the six months ended June 30, 2017 and 2016, the Company paid cash for interest expense in the amount of $16.2 million and $23.4 million, respectively.

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

Pursuant to the spring borrowing base redetermination, the borrowing base was increased to $225 million, effective April 17, 2017.

On May 8, 2017, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement. The First Amendment, among other things, amended the leverage ratio covenant to increase the maximum ratio to (a) 4.50:1.00 for the fiscal quarter ending June 30, 2017, (b) 4.25:1.00 for the fiscal quarter ending September 30, 2017 and (c) 4.00:1.00 for the fiscal quarters ending thereafter. Furthermore, the amendment provided that the borrowing base shall automatically be reduced by 25% of all unsecured indebtedness of the Company in excess of $500 million. As a result of the issuance of the Incremental Senior Notes (defined below) on May 9, 2017, the borrowing base was reduced to $218.8 million. The Revolving Credit Facility includes other covenants that require, among other things, that Resolute maintains a ratio of current assets to current liabilities of no less than 1.00 to 1.00. The Revolving Credit Facility prohibits us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period (not to exceed a term of 60 months for any such derivative arrangement). The Revolving Credit Facility also includes customary additional terms and covenants that place limitations on certain types of activities, the payment of dividends, and that require satisfaction of certain financial tests. Resolute was in compliance with the terms and covenants of the Revolving Credit Facility at June 30, 2017.

 As of June 30, 2017, outstanding borrowings under the Revolving Credit Facility were $100 million with a weighted average interest rate of 4.64%, under a borrowing base of $218.8 million.

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

On January 3, 2017, the Company repaid approximately $132 million constituting all amounts due under the Secured Term Loan Facility (including prepayment fees of $3.5 million), with a portion of the proceeds from its previously announced common stock offering that closed on December 23, 2016. In addition $6.2 million of deferred financing costs and original issue discount were expensed as part of the extinguishment. The Secured Term Loan Facility was terminated in connection with the repayment.

Senior Notes

In 2012 the Company consummated two private placements of senior notes with principal totaling $400 million (the “Original Senior Notes”). The Original Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the Original Senior Notes payable semiannually in cash on May 1 and November 1 of each year.

On May 9, 2017, the Company consummated a private placement of senior notes totaling an additional $125 million aggregate principal amount of the Company’s 8.50% Senior Notes due 2020 (the “Incremental Senior Notes”), under the same indenture as the Original Senior Notes that were previously issued (collectively referred to as the “Senior Notes”). The net proceeds of the offering of the Incremental Senior Notes, after reflecting the purchasers’ discounts and commissions, and estimated offering expenses, were approximately $125.4 million. The closing of the Incremental Senior Notes occurred on May 12, 2017.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and the Company’s existing subsidiaries (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013 and July 2017 the Company registered the exchange of the Original Senior Notes and the Incremental Senior Notes, respectively, with the Securities and Exchange Commission pursuant to registration statements on Form S-4 that enabled holders of the Senior Notes to exchange the privately placed Senior Notes for registered Senior Notes with substantially identical terms. All of the Original Senior Notes and Incremental Senior Notes have been exchanged for publically registered Senior Notes. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of June 30, 2017.

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

The fair value of the Senior Notes at June 30, 2017, was estimated to be $522.5 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant, unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2017 and 2016, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to income before income taxes. This difference relates primarily to the valuation allowance established, in addition to state income taxes and estimated permanent differences.

There was no provision for income taxes during the three and six months ended June 30, 2017 and 2016.

The Company had no reserve for uncertain tax positions as of June 30, 2017. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company’s analysis, it was concluded that as of June 30, 2017, a valuation allowance should be established against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of June 30, 2017 and December 31, 2016, of $304.2 million and $309.6 million, respectively, on its long-term deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2017 and December 31, 2016, the Company had 62,500 shares of preferred stock issued and outstanding.

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

A preferred dividend of $1.3 million was declared on June 19, 2017, and paid on July 17, 2017, to holders of record at the close of business on July 1, 2017.

Common Stock

The authorized common stock of the Company consists of 45,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At June 30, 2017 and December 31, 2016, the Company had 22,465,108 and 21,932,842 shares of common stock issued and outstanding, respectively.

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

Each Right allows its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $4.50, once the Rights become exercisable. Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights. The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 20% or more of our outstanding common stock, or, if earlier, 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person. The stockholder rights plan was approved by the Company’s stockholders at the 2017 annual meeting in May 2017.

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

Long Term Employee Incentive Plan

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

In July 2009, the Company adopted the 2009 Long Term Performance Incentive Plan, providing for long-term share-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The share-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of shares of common stock that may be issued under the Incentive Plan is 4,901,548 (which includes the 1,000,000 shares under Amendment No. 3 to the Incentive Plan approved by the Company’s stockholders in May 2016 and the 1,450,000 shares under Amendment No. 4 to the Incentive Plan approved by the Company’s stockholders in May 2017).

For the three and six months ended June 30, 2017 and 2016, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Time-based restricted stock awards	$1,551	$941	$3,051	$2,719
TSR awards	1,387	219	2,303	556
Stock option awards	39	247	496	436
Total share-based compensation expense	2,977	1,407	5,850	3,711

Time-based restricted cash awards	627	1,040	906	1,690
Performance-based restricted cash awards	698	89	1,205	127
Cash-settled stock appreciation awards	(2,738)	306	1,903	416
Total cash-based compensation expense	(1,413)	1,435	4,014	2,233

Total Incentive Plan compensation expense	$1,564	$2,842	$9,864	$5,944

As of June 30, 2017, the Company held unrecognized share-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Time-based restricted stock awards	$13,187	2.5
TSR awards	7,915	2.7
Stock option awards	1,227	1.5
Total unrecognized compensation expense	$22,329

Equity Awards

Equity awards consist of service-based and performance-based restricted stock and stock options under the Incentive Plan. All historical exercise, base and threshold prices disclosed have been retroactively adjusted to reflect the Reverse Stock Split.

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three equal annual installments at specified dates based on continued employment. Shares issued to non-employee directors vest in one year based on continued service. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 15% which are updated periodically based on actual employee turnover. During the six months ended June 30, 2017, the Company granted 372,720 shares of time-based restricted stock to employees and non-employee directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the six months ended June 30, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	151,781	$25.07
Granted	372,720	43.92
Vested	(115,264)	28.70
Forfeited	(2,117)	43.91
Non-vested, end of period	407,120	$41.20

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

The Board and its Compensation Committee also granted rights to earn additional shares of common stock upon achievement of a higher TSR Percentile (“Outperformance Shares”). The Outperformance Shares are earned in increasing increments based on a TSR Percentile attained over a specified threshold. Outperformance Shares may be earned on any vesting date to the extent that the applicable TSR Percentile ranking thresholds are met in three installments on the one-, two- and three-year anniversaries of the grant date. Outperformance Shares that are earned at a vesting date will be issued to the recipient; however, prior to such issuance, the recipient is not entitled to stockholder rights with respect to Outperformance Shares. Outperformance Shares that are eligible to be earned but remain unearned on a vesting date become eligible to be earned again on the next vesting date. The right to earn any unearned Outperformance Shares terminates immediately following the final vesting date. The Performance-Vested Shares and the Outperformance Shares are referred to as the “TSR Awards.”

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

The following table summarizes the changes in non-vested TSR Awards for the six months ended June 30, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	97,561	$66.60
Granted	131,379	77.23
Vested	(97,561)	66.60
Forfeited	(481)	77.21
Non-vested, end of period	130,898	$77.23

There were no TSR awards granted during the six months ended June 30, 2016. In addition to the vested TSR awards above, 63,024 outperformance shares were also earned and vested during the six months ended June 30, 2017, related to the TSR awards granted in 2014.

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

The following table summarizes the option award activity for the six months ended June 30, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, beginning of period	1,052,513	$4.03
Exercised	(55,438)	4.07
Forfeited	(11,033)	3.52
Outstanding, end of period	986,042	$4.03	8.4	$25,376
Exercisable, end of period	397,719	$4.75	8.2	$9,949

The weighted average grant date fair value of options granted during the six months ended June 30, 2016, was $1.93. No options were granted during the six months ended June 30, 2017. The total intrinsic value for options exercised during the six months ended June 30, 2017, was $2.0 million. No options were exercised during the six months ended June 30, 2016.

Liability Awards

Liability awards consist of awards that are settled in cash instead of shares, as discussed below. The fair value of those instruments at a single point in time is not a forecast of what the estimated fair value of those instruments may be in the future.

Cash-settled Stock Appreciation Rights

A stock appreciation right is the right to receive an amount in cash equal to the excess, if any, of the fair market value of a share of common stock on the date on which the right is exercised over its base price. The February 2016 grants of cash-settled stock appreciation rights hold base prices of $2.65 per share (as to 486,373 rights) and $2.915 per share (as to 1,216,479 rights). The awards granted to employees vest in three equal annual installments and have a ten-year term. The awards granted to non-employee directors vest in one year based on continued service and also have a ten-year term. The compensation expense to be recognized for the cash-settled stock appreciation rights was measured utilizing estimated forfeiture rates between 0% and 15% which will be updated periodically based on actual employee turnover. The fair value of the cash-settled stock appreciation rights as of June 30, 2017, was $45.7 million, of which $20.0 million has been expensed.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. Time-based restricted cash issued to non-employee directors vests in one year based on continued service. The compensation expense to be recognized for the time-based restricted cash awards was measured utilizing estimated forfeiture rates between 0% and 25% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of June 30, 2017, was $9.5 million, of which $5.6 million has been expensed.

Performance-Based Restricted Cash Awards

The performance criteria for the performance-based restricted cash awards granted in May 2015 are based on future prices of the Company’s common stock trading at or above specified thresholds. If and as certain stock price thresholds are met, using a 60 trading day average, various multiples of the performance-vested cash award will be attained. The first stock price hurdle was at $10.00 at which the award was payable at 1x, and the highest stock price hurdle was $40.00 at which the award was payable at a multiple of 6x. Interim hurdles and multiples between these end points are set forth in the governing agreements. As of June 30, 2017, all of the stock price hurdles up to $40.00 have been met. A time vesting element will apply to the performance-vested cash awards such that attained multiples will not be paid out earlier than upon satisfaction of a three-year vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria would need to be satisfied. Once a time vesting date passes, the employee is entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples have been achieved provided the employee continues to be employed by the Company. Any multiples achieved following 100% time vesting would be paid within 60 days of such achievement.

The estimated fair value of the performance-based restricted cash awards as of June 30, 2017, was $16.8 million of which $15.2 million has been expensed, based upon the three-year vesting. The fair value was estimated using an option pricing model for a cash or nothing call, an estimated forfeiture rate of 5% and an average effective term of less than one year. As the fair value of liability awards is required to be re-measured at each period end, amounts recognized in future periods will vary.

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

The following table provides a reconciliation of Resolute’s asset retirement obligations for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Asset retirement obligations at beginning of period	$20,352	$19,238
Additional liability incurred / acquired	168	15
Accretion expense	814	882
Liabilities settled / sold	(3,822)	—
Revisions to previous estimates	677	—
Asset retirement obligations at end of period	18,189	20,135
Less: current asset retirement obligations	(1,354)	(1,069)
Long-term asset retirement obligations	$16,835	$19,066

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

The Company utilizes fixed price swaps, basis swaps, option contracts and two- and three-way collars. These instruments generally entitle Resolute (the floating price payer in most cases) to receive settlement from the counterparty (the fixed price payer in most cases) for each calculation period in amounts, if any, by which the settlement price for the scheduled trading days applicable to each calculation period is less than the fixed strike price or floor price. The Company would pay the counterparty if the settlement price for the scheduled trading days applicable to each calculation period exceeds the fixed strike price or ceiling price. The amount payable by Resolute, if the floating price is above the fixed or ceiling price is the product of the notional contract quantity and the excess of the floating price over the fixed or ceiling price per calculation period. The amount payable by the counterparty, if the floating price is below the fixed or floor price, is the product of the notional contract quantity and the excess of the fixed or floor price over the floating price per calculation period. A three-way collar consists of a two-way collar contract combined with a put option contract sold by the Company with a strike price below the floor price of the two-way collar. The Company receives price protection at the purchased put option floor price of the two-way collar if commodity prices are above the sold put option strike price. If commodity prices fall below the sold put option strike price, the Company receives the cash market price plus the variance between the two put option strike prices. This type of instrument captures more value in a rising commodity price environment, but limits the benefits in a downward commodity price environment. Basis swaps, when used in connection with fixed price swaps, are used to fix the price differential between the NYMEX commodity price and the index price at which the production is sold.

As of June 30, 2017, the fair value of the Company’s commodity derivatives was a net asset of $5.0 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of June 30, 2017:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)		NGL (Mont Belvieu)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu	Bbl per Day	Weighted Average Swap Price per Bbl
Jul – Dec 2017	3,000	$53.93	13,000	$3.431	300	$19.53

The following table represents Resolute’s two-way commodity collar contracts as of June 30, 2017:

	Oil (NYMEX WTI)			Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
Jul – Dec 2017	2,500	$47.80	$60.19	9,250	$2.477	$3.263

The following table represents Resolute’s three-way oil collar contracts as of June 30, 2017:

	Oil (NYMEX WTI)
		Weighted Average	Weighted Average	Weighted Average
Remaining Term	Bbl per Day	Short Put Price per Bbl	Floor Price per Bbl	Ceiling Price per Bbl
Jul – Dec 2017	1,500	$40.00	$50.00	$60.10

The following table represents Resolute’s three-way gas collar contracts as of June 30, 2017:

	Gas (NYMEX Henry Hub)
		Weighted Average Short	Weighted Average Floor	Weighted Average
Remaining Term	MMBtu per Day	Put Price per MMBtu	Price per MMBtu	Ceiling Price per MMBtu
Jul – Dec 2017	1,750	$2.721	$3.221	$3.850

The following table represents Resolute’s commodity option contracts as of June 30, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl
Jan – Dec 2018	1,100	$55.00
Jan – Dec 2019	1,100	$62.85

Subsequent to June 30, 2017, Resolute entered into additional oil swap contracts as summarized below:

	Oil (NYMEX WTI)
Commodity Swaps	Bbl per Day	Weighted Average Swap Price per Bbl
Jan – Dec 2018	1,500	50.07

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other income (expense):
Commodity derivative settlement gain	$1,656	$20,544	$1,406	$48,292
Mark-to-market gain (loss)	5,802	(40,096)	16,892	(64,003)
Commodity derivative instruments gain (loss)	$7,458	$(19,552)	$18,298	$(15,711)

Credit Risk in Derivative Instruments

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2017, and December 31, 2016 (in thousands):

	Level 2
	June 30, 2017	December 31, 2016
Assets
Derivative instruments, current	$7,770	$218
Derivative instruments, long term	412	—
Total assets	$8,182	$218
Liabilities
Derivative instruments, current	$1,217	$8,014
Derivative instruments, long term	1,974	4,104
Total liabilities	$3,191	$12,118

As of June 30, 2017, the maximum amount of loss in the event of all counterparties defaulting was $5.0 million.

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

Future minimum CO2 purchase commitments as of June 30, 2017, under this purchase agreement, based on prices and volumes in effect at June 30, 2017, are as follows (in thousands):

CO2 Purchase
Year	Commitments
2017	2,760
2018	5,475
Total	$8,235

The terms of the CO2 contract, as amended in Amendment No. 3 to the Kinder Morgan Product Sale and Purchase Contract dated July 1, 2007, contains a unit price floor, below which the price cannot fall. As a result, the Company is exposed to the risk of paying higher than the market rate for CO2 in a climate of declining oil and CO2 prices. Based on this floor pricing term, the Company has determined that this contract contains an embedded derivative. However, assuming the prices in effect as of June 30, 2017, the fair value of this embedded derivative would be immaterial.

Cooperative Agreement with Navajo Nation Oil and Gas Company

Resolute is party to a cooperative agreement with Navajo Nation Oil and Gas Company (“NNOGC”) related to the Aneth Field Properties (the “Cooperative Agreement”). Pursuant to the Cooperative Agreement, as modified on March 9, 2017, NNOGC holds an option to purchase an additional 10% of Resolute’s interest in the Aneth Field Properties. The option is exercisable until 60 days following July 1, 2017, or ten days following the determination of fair value, at the fair market value of such interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the accompanying financial statements and the related notes contained elsewhere in this report. References to “Resolute,” “the Company,” “we,” “our,” and “us” refer to Resolute Energy Corporation and its subsidiaries.

Overview

We are a publicly traded, independent oil and gas company with assets located primarily in the Delaware Basin in west Texas and Aneth Field located in the Paradox Basin in southeast Utah. Our development activity is focused on our 27,200 gross (21,000 net) operated acreage position in what we believe to be the core of the Wolfcamp horizontal play in northern Reeves County, Texas. Our corporate strategy is to drive organic growth in reserves, production and cash flow through development of our Reeves County acreage and opportunistic bolt-on acquisitions in the Delaware Basin and continuing to focus on divesting our Aneth Field Properties while de-risking certain future growth projects through selectively targeted capital investment.

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

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. We recorded a non-cash impairment of the carrying value of our proved oil and gas properties of $58 million during the six months ended June 30, 2016, as a result of the ceiling test limitation. No impairment was recorded during the six months ended June 30, 2017. If in future periods a negative factor impacts one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, we may incur further full cost ceiling impairment related to our oil and gas properties in such periods.

For 2017 the Board approved a capital expenditure plan of $210 to $240 million primarily focused on a two rig drilling program spudding 22 gross wells in the Delaware Basin. This original capital program did not contemplate the Bronco Acquisition or any related capital activities. When we include approximately $37 million in net capital allocated to Bronco, approximately $15 million in increased capital associated with the acquisition of incremental working interests in certain second quarter wells and unbudgeted outside-operated wells, we are now increasing our 2017 capital guidance range to $270 million to $285 million. We expect to spud the last well in our originally announced 22 well drilling plan early in the fourth quarter. While we do not believe it would be prudent at this time to add a third rig to our program, our advanced drilling pace does give us the opportunity to expand the program with our existing rigs. Were we to keep both rigs running through year end it would result in up to five additional spuds in 2017. We will be evaluating this option over the coming months.

We expect our 2017 capital program to accomplish a number of important initiatives for the Company. We will further delineate our development inventory as we drill wells across our acreage block, conduct multiple spacing tests and complete wells in multiple landing zones in the Wolfcamp A as well as in the Wolfcamp B and C. We anticipate that substantially all of our acreage will be held by production by the end of 2017.

During the second quarter we experienced a limited number of instances of well interference, primarily in Appaloosa, as we completed infill wells in close proximity to older producing wells in the same horizon. We estimate these events reduced production for the quarter marginally. These types of events are not atypical for development in the Permian Basin and have been reported by other operators as well. We have made operational adjustments with the objective of reducing these impacts in the future. First, we anticipate that our future drilling will be done in groups of two to four wells followed by sequential frac operations on all of the wells in the group. We believe this shift to pad drilling will result in savings of between $0.5 and $1.0 million dollars per pad. Second, we have moved to increase the density of perforation clusters in our frac design. We do not expect this to change our overall proppant loading or completion costs. The goal of this revised design is to give us a more effective completion in the near wellbore environment while reducing the instances where individual fractures reach out long distances and negatively affect adjacent wells. The shift to pad drilling is expected to modestly impact production growth in the second half of the year as a small number of completions are delayed. Including our Bronco completion program, we remain comfortable with our previously announced 2017 production guidance of 24,000 to 28,000 Boe per day, prior to any adjustment that may be required as a result of closing on the proposed Aneth divestiture. Additionally, we have experienced a modest shift in our oil percentage resulting from our mix of producing wells. Looking at our legacy assets we remain comfortable with our percentage oil guidance of 65%. However, as we bring additional Bronco wells on line we have observed gas to oil ratios consistent with Mustang, which has increased our blended gas to oil ratio marginally. Including anticipated production from Bronco, the Company’s 2017 percentage oil may decline by one to two percent.

We will likely outspend our cash flows from operations during 2017. A deterioration of commodity prices from current levels could negatively affect our results of operations, financial condition and future development plans. We may reduce our 2017 capital investment forecast during the year as a result of, among other things, a decline in commodity prices, drilling results, cost increases, or unfavorable changes in our borrowing capacity. We may also change our capital expenditure plan depending upon additional capital activity associated with the Delaware Basin Bronco assets and/or the potential divestiture of our Aneth Field assets. We will also continue to explore other ways to enhance our liquidity, de-lever our balance sheet and increase drilling activity, including potential asset sales and potential joint ventures. Such strategic initiatives are considered on an ongoing basis and decisions related thereto will be made if the terms are determined to be advantageous to us.

On August 1, 2016, we closed the sale of our Reeves County gas gathering and produced water handling and disposal assets. This transaction provided approximately $36 million of net proceeds to Resolute, with the remaining proceeds used principally to repay all then-outstanding Revolving Credit Facility debt. In connection with such sale, we also entered into long-term gas gathering and processing and water gathering and disposal agreements with the purchaser of such assets. On October 7, 2016, we closed the acquisition of certain Reeves County interests in the Delaware Basin for consideration consisting of $90 million in cash and 2,114,523 shares of our common stock. The cash paid for this acquisition was funded in part by net proceeds from the sale of preferred stock and borrowings on our Revolving Credit Facility. On December 23, 2016, we closed our public stock offering of 4,370,000 shares of common stock. The net proceeds from the offering, after deducting fees and estimated expenses, were approximately $160.9 million. With a portion of these proceeds, on January 3, 2017, we repaid approximately $132 million constituting all amounts due under the Secured Term Loan Facility (including prepayment fees). The Secured Term Loan Facility was terminated in connection with the repayment.

On February 22, 2017, we closed on the sale of our Denton and South Knowles properties in the Northwest Shelf project area in Lea County, New Mexico, for approximately $14.5 million in cash, subject to customary purchase price adjustments. The effective date of this sale was October 1, 2016. The proceeds of the sale were used for general corporate purposes. As part of the sale, the Company was also no longer liable for asset retirement obligations of $3.6 million at March 31, 2017.

On April 27, 2017, Resolute Southwest entered into a Crude Oil Connection and Dedication Agreement with Caprock Crude, an affiliate of Caprock. The agreement provides that Caprock Crude will construct the gathering systems, pipelines and other infrastructure for the gathering of crude oil from our Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute Southwest has agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock Crude for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock Crude. For the first five years of the agreement, the crude oil will be delivered to Midland Station under a joint tariff arrangement between Caprock Crude and Plains Pipeline, L.P. On April 27, 2017, Resolute Southwest also entered into a Crude Oil Purchase Contract with Plains Marketing, L.P. providing for the sale to Plains of substantially all of the crude oil produced from the Mustang and Appaloosa areas for a price equal to an indexed market price less a $1.75 transportation differential that will cover the joint tariff payable to Caprock Crude under the Crude Oil Connection and Dedication Agreement.

On March 3, 2017, Resolute Southwest entered into a Purchase and Sale Agreement with CP Exploration II, LLC and Petrocap CPX, LLC pursuant to which Resolute Southwest agreed to acquire certain producing and undeveloped oil and gas properties in the Delaware Basin in Reeves County, Texas. The closing of the Delaware Basin Bronco Acquisition occurred on May 15, 2017, with an effective date of May 1, 2017. The acquisition was accounted for as an asset acquisition. The Company acquired these properties for $161.3 million, which it financed substantially with proceeds received from the offering of $125 million of 8.50% Senior Notes due 2020 that closed in May 2017. The properties acquired included approximately 4,600 net acres in Reeves County, Texas, which were considered predominantly unproved, consisting of 2,187 net acres adjacent to the Company’s existing operating area in Reeves County and 2,405 net acres in southern Reeves County.

The closing of the Incremental Senior Notes issuance related to the Delaware Basin Bronco Acquisition resulted in a short term rise in our level of indebtedness on an absolute basis and in relation to our cash flows. The interim increase in indebtedness does not represent a change in philosophy as to the appropriate level of leverage for the Company. We believe that we are well positioned financially to move forward with our Delaware Basin development program. We expect the proposed sale of Aneth Field to be a significant deleveraging event. We secured a precautionary amendment to ensure that we remain in compliance with our covenants under our Revolving Credit Facility during this interim period of increased indebtedness.

To complete our repositioning as a pure-play Delaware Basin company, Resolute’s board of directors has approved a process to pursue the sale of the Company’s Aneth Field assets. The potential disposition of Aneth Field, if consummated, would provide meaningful additional capital to Resolute that initially would be used to reduce leverage. The Company has engaged Petrie Partners, LLC and Barclays Capital Inc. to act as financial advisors in the sales process launched in April 2017. We recently completed a thorough marketing process that resulted in multiple acceptable bids. We are currently in negotiations on definitive documentation with our preferred counterparty. We expect to announce a signing of such documents in the third quarter with the objective of closing the transaction in the fourth quarter.

Our Revolving Credit Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility and Senior Notes at June 30, 2017.

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

During the six months ended June 30, 2017, we completed 15 gross (13.1 net) wells and had 8 gross (4.0 net) wells awaiting completion at quarter end. Furthermore, as of June 30, 2017, we were in the process of drilling 3 gross (2.9 net) wells. All such wells are located in the Delaware Basin.

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information on the following events:

•	In May 2017 we acquired certain Reeves County interests in the Delaware Basin.
•	In February 2017 we sold our Denton and South Knowles properties in the Northwest Shelf project area in the Permian Basin.
•	In October 2016 we acquired certain Reeves County interests in the Delaware Basin.
•	In August 2016 we sold certain midstream asset interests in the Delaware Basin.

Aneth Field Properties

Our Aneth Field Properties constituted 41% of our net proved reserves as of December 31, 2016. Our working interests in Aneth Field, a mature, long-lived oil producing field, are located primarily on the Navajo Reservation in southeast Utah. We own a majority of the working interests in, and are the operator of, three federal production units which constitute the Aneth Field Properties. These are the Aneth Unit, the McElmo Creek Unit and the Ratherford Unit, in which we own working interests of 62.4%, 67.5% and 58.6%, respectively, at June 30, 2017.

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

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and six months ended June 30, 2017, in comparison to results for the three and six months ended June 30, 2016.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales:
Oil (MBbl)	1,400	842	2,613	1,510
Gas (MMcf)	2,881	877	4,803	1,472
NGL (MBbl)	336	91	576	144
Total sales (MBoe)	2,216	1,080	3,989	1,900
Average daily sales (Boe/d)	24,355	11,865	22,041	10,441
Average Sales Prices:
Oil ($/Bbl)	$43.36	$39.75	$45.29	$33.95
Gas ($/Mcf)	2.50	1.38	2.53	1.49
NGL ($/Bbl)	9.25	7.64	9.93	6.41
Average sales price ($/Boe, excluding commodity derivative settlements)	$32.05	$32.78	$34.15	$28.62
Operating Expenses ($/Boe):
Lease operating	$8.97	$14.53	$9.59	$15.53
Production and ad valorem taxes	2.86	3.93	3.24	3.89
General and administrative	4.27	6.97	4.98	8.68
General and administrative (excluding non-cash compensation expense)	2.95	5.74	3.54	6.82
Cash-settled incentive awards	(0.64)	1.33	1.01	1.18
Depletion, depreciation, amortization and accretion	10.08	10.06	9.62	11.17

Quarter Ended June 30, 2017, Compared to the Quarter Ended June 30, 2016

Revenue. Revenue from oil and gas activities increased by 101% to $71.0 million during 2017, from $35.4 million during 2016. Of the $35.6 million increase in revenue, approximately $37.2 million was attributable to increased production, offset by $1.6 million attributable to decreased commodity pricing ($32.05 per Boe in 2017 versus $32.78 per Boe in 2016). Sales volumes increased 105% to 2,216 MBoe during 2017 as compared to 1,080 MBoe during 2016, principally as a result of production from newly drilled and completed wells in the Delaware Basin.

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

Lease operating expenses increased 27% to $19.9 million during 2017, from $15.7 million during 2016. On a per-unit basis, lease operating expense decreased 38% to $8.97 per Boe in 2017 compared to $14.53 per Boe in 2016. The significant decrease in per unit operating expense is primarily due to the significant increase in production from mid-length and long lateral horizontal wells in the Delaware Basin, which increased by a greater percentage than the associated lease operating expense.

Production and ad valorem taxes increased to $6.3 million during 2017, as compared to $4.2 million during 2016, but were less on a per-unit basis as compared to 2016. Production and ad valorem taxes were 8.9% of total revenue in 2017 versus 12.0% of total revenue in 2016. The lower production and ad valorem taxes as a percentage of revenue in 2017 as compared to 2016 are attributable to the increase in the percentage of revenue realized in the State of Texas, which has a lower tax rate than the Aneth Field properties. This decrease is also the result of the timing of the assessment of ad valorem taxes, as they are assessed on January 1st of each year, based on the producing wells at that point in time and are not updated for wells that come online throughout the year.

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

General and administrative expenses increased to $9.5 million during 2017, as compared to $7.5 million during 2016. The $2.0 million, or 26% increase, primarily resulted from increases in share based compensation due to a shift in 2017 from granting cash-based to equity-based long-term incentive awards. On a per-unit basis, general and administrative expenses decreased to $4.27 per Boe in 2017 from the $6.97 per Boe in 2016. Cash-based general and administrative expense was $6.5 million, or $2.95 per Boe, in 2017 compared to $6.2 million, or $5.74 per Boe, in 2016.

Cash-settled incentive award expense is comprised of the expense related to the grant of time- and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program. The time-based awards will vest and be expensed ratably over three years. The performance-based awards and stock appreciation rights will vest ratably over three years but their fair value will be re-measured at each period end over their ten-year lives.

Cash-settled incentive award expense decreased to a credit of $1.4 million in 2017, as compared to expense of $1.4 million in 2016. This decrease was the result of a decrease in the fair value related to the grant of cash-settled stock appreciation rights under the long-term incentive program. Actual cash payments during the 2017 period were $7.7 million.

Depletion, depreciation, amortization and accretion expenses increased to $22.3 million during 2017, as compared to $10.9 million during 2016 as a result of the 105% increase in production. On a per-unit basis, depreciation, amortization and accretion expenses remained relatively unchanged at $10.08 per Boe in 2017 compared to $10.06 per Boe in 2016.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities and associated production, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. No impairment was recorded during the three months ended June 30, 2017 and 2016. If in future periods a negative factor impacts one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2017, the gain on oil and gas commodity derivatives was $7.5 million, consisting of $5.8 million of mark-to-market gains and $1.7 million of derivative settlement gains. During 2016 the loss on oil and gas commodity derivatives was $19.6 million, consisting of $40.1 million of mark-to-market losses offset by $20.5 million of derivative settlement gains.

Interest expense in 2017 decreased to $8.8 million from the $13.0 million recorded in 2016. The decrease in interest expense was primarily due to the termination of the Secured Term Loan Facility and increases in amounts capitalized offset by interest incurred on the May 2017 issuance of the 8.50% Incremental Senior Notes. The components of our interest expense are as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
8.50% senior notes	$9,946	$8,500
Secured term loan facility	—	3,568
Revolving credit facility	989	237
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	520	1,307
Bridge facility commitment fee and other, net	991	9
Capitalized interest	(3,667)	(638)
Total interest expense	$8,779	$12,983

In the second quarter of 2017, $1.0 million in interest expense was incurred in 2017 as a result of the fees associated with the $100 million unsecured bridge facility with BMO Capital Markets that terminated because the facility was never drawn in connection with the Delaware Basin Bronco Acquisition.

Income Tax Benefit (Expense).  No income tax benefit or expense was recognized during the three months ended June 30, 2017 and 2016 due to the deferred tax asset valuation allowance previously established by the Company.

Six Months Ended June 30, 2017, Compared to the Six Months Ended June 30, 2016

Revenue. Revenue from oil and gas activities increased by 151% to $136.3 million during 2017, from $54.4 million during 2016. Of the $81.9 million increase in revenue, approximately $59.8 million was attributable to increased production and $22.1 million was attributable to increased commodity pricing ($34.15 per Boe in 2017 versus $28.62 per Boe in 2016). Sales volumes increased 110% to 3,989 MBoe during 2017 as compared to 1,900 MBoe during 2016, principally as a result of production from newly drilled and completed wells in the Delaware Basin.

Operating Expenses. Lease operating expenses increased to $38.2 million during 2017, from $29.5 million during 2016. On a per-unit basis, lease operating expense decreased 38% to $9.59 in 2017 compared to $15.53 in 2016. The significant decrease in per-unit operating expense is primarily due to the significant increase in production from mid-length and long lateral horizontal wells in the Delaware Basin, which increased by a greater percentage than the associated lease operating expense.

Production and ad valorem taxes increased to $12.9 million during 2017, as compared to $7.4 million during 2016 and were less on a per-unit basis, compared to 2016. Production and ad valorem taxes were 9.5% of total revenue in 2017 versus 13.6% of total revenue in 2016. The lower production and ad valorem taxes as a percentage of revenue in 2017 as compared to 2016 are attributable to the increase in the percentage of revenue realized in the State of Texas, which has a lower tax rate than the Aneth Field properties. This decrease is also the result of the timing of the assessment of ad valorem taxes, as they are assessed on January 1st of each year, based on the producing wells at that point in time and are not updated for wells that come online throughout the year.

General and administrative expenses increased to $19.9 million during 2017, as compared to $16.5 million during 2016. The $3.4 million, or 21%, increase primarily resulted from an increase in share-based compensation expense due to a shift in 2017 from granting cash-based to equity-based long-term incentive awards and a restoration of short-term incentive compensation which had been reduced during 2016 in response to lower commodity prices, offset by an increase in the portion of general and administrative expenses capitalized. On a unit-of-production basis, general and administrative expenses decreased 43%. Cash-based general and administrative expense was $14.1 million, or $3.54 per Boe, in 2017 compared to $13.0 million, or $6.82 per Boe, in 2016.

Cash-settled incentive award expense increased to $4.0 million in 2017, as compared to $2.2 million in 2016. This increase was the result of the achievement of multiple performance targets that are based on the Company’s stock price under the performance-based restricted cash awards and cash-settled stock appreciation rights. Actual cash payments during the 2017 period were $11.3 million.

Depletion, depreciation, amortization and accretion expenses increased to $38.4 million during 2017, as compared to $21.2 million during 2016, principally as a result of the 110% increase in production period over period. Conversely, on a per-unit basis, depletion, depreciation, amortization and accretion expenses decreased to $9.62 per Boe in 2017 from $11.17 per Boe in 2016 due substantially to reserve quantities increasing by a greater percentage than the associated capitalized costs period over period.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. We recorded a non-cash impairment of the carrying value of our proved oil and gas properties of $58 million during the six months ended June 30, 2016, as a result of the ceiling test limitation. No impairment was recorded during the six months ended June 30, 2017. If in future periods a negative factor impacts one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur further full cost ceiling impairment related to its oil and gas properties in such periods.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2017 the gain on oil and gas commodity derivatives was $18.3 million, consisting of $16.9 million of mark-to-market gains and $1.4 million of derivative settlement gains. During 2016 the loss on oil and gas commodity derivatives was $15.7 million, consisting of $64.0 million of mark-to-market losses offset by $48.3 million of derivative settlement gains.

Interest expense in 2017 increased to $26.5 million from the $26.1 million recorded in 2016. The increase in interest expense was primarily due to the penalties incurred related to the repayment of the Secured Term Loan Facility and the issuance of the 8.50% Incremental Senior Notes offset by a reduction due to the extinguishment of the Secured Term Loan Facility as well as increases in the amount capitalized. The components of our interest expense are as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
8.50% senior notes	$18,446	$17,000
Secured term loan facility	3,631	7,135
Revolving credit facility	1,303	383
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	8,263	2,609
Bridge facility commitment fee and other, net	1,004	8
Capitalized interest	(6,171)	(1,077)
Total interest expense	$26,476	$26,058

Approximately $9.7 million in interest expense was incurred in 2017 as a result of the extinguishment of the Secured Term Loan Facility on January 3, 2017. Additionally, $1.0 million in interest expense was incurred in 2017 as a result of the fees associated with the $100 million unsecured bridge facility with BMO Capital Markets that terminated because the facility was never drawn in connection with the Delaware Basin Bronco Acquisition.

Income Tax Benefit (Expense).  No income tax benefit or expense was recognized during the six months ended June 30, 2017 and 2016 due to the deferred tax asset valuation allowance previously established by the Company.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$52,159	$23,473
Cash used in investing activities	(261,869)	(62,282)
Cash provided by financing activities	77,720	29,936

Net cash provided by operating activities was $52.2 million in 2017 as compared to $23.5 million for the 2016 period. The increase in net cash provided by operating activities in 2017 as compared to 2016 was primarily due to increased revenue resulting from higher production volumes.

Net cash used in investing activities was $261.9 million in 2017 compared to $62.3 million in 2016. The primary investing activities in 2017 were cash used for acquisitions of $161.3 million and capital expenditures of $118.5 million. Capital expenditures in 2017 consisted primarily of $113.2 million in drilling activities and infrastructure projects in the Permian Basin, $3.2 million in facility projects in Aneth Field and $2.1 million in CO2 acquisition for Aneth Field. Capital divestitures in 2017 included $13.1 million of net proceeds primarily from the sale of the New Mexico Properties and $6.1 million of cash receipts related to the Earnout Agreement entered into in connection with the divestiture of the midstream assets in the Delaware Basin. The primary investing activity in 2016 was cash used for capital expenditures of $60.6 million. Capital expenditures in 2016 consisted primarily of $51.9 million in drilling activities and infrastructure projects in the Permian Basin, $5.4 million in facility projects in Aneth Field and $3.3 million in CO2 acquisition for Aneth Field.

Net cash provided by financing activities was $77.7 million in 2017 compared to $29.9 million in 2016. The primary financing activities in 2017 were $126.9 million of proceeds received from the issuance of the Incremental Senior Notes and $90 million in net borrowings under the Revolving Credit Facility, offset by the repayment of $128.3 million of principal on the Secured Term Loan.

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

The closing of the Incremental Senior Notes issuance related to the Delaware Basin Bronco acquisition resulted in a short term rise in our level of indebtedness on an absolute basis and in relation to our cash flows. The interim increase in indebtedness does not represent a change in philosophy as to the appropriate level of leverage for the Company. We believe that we are well positioned financially to move forward with our Delaware Basin development program. We expect the proposed sale of Aneth Field to be a significant deleveraging event. We were able to secure a precautionary amendment to ensure that we remain in compliance with our covenants under our Revolving Credit Facility during this interim period of increased indebtedness.

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

Pursuant to the spring borrowing base redetermination, the borrowing base was increased to $225 million, effective April 17, 2017.

On May 8, 2017, the Company entered into the First Amendment to the Third Amended and Restated Revolving Credit Agreement. The First Amendment, among other things, amended the leverage ratio covenant to increase the maximum ratio to (a) 4.50:1.00 for the fiscal quarter ending June 30, 2017, (b) 4.25:1.00 for the fiscal quarter ending September 30, 2017, and (c) 4.00:1.00 for fiscal quarters ending thereafter. Furthermore, the amendment provided that the borrowing base shall automatically be reduced by 25% of all unsecured indebtedness of the Company in excess of $500 million. As a result of the Incremental Senior Notes on May 9, 2017 the borrowing base was reduced to $218.8 million. The Revolving Credit Facility includes other covenants that require, among other things, that we maintain a ratio of current assets to current liabilities of no less than 1.00 to 1.00. The Revolving Credit Facility prohibits us from entering into derivative arrangements for more than (i) 85% of our anticipated production from proved properties in the next two years and (ii) the greater of 75% of our anticipated production from proved properties or 85% of our production from projected proved developed producing properties after such two year period (not to exceed a term of 60 months for any such derivative arrangement). The Revolving Credit Facility also includes customary additional terms and covenants that place limitations on certain types of activities, the payment of dividends, and that require satisfaction of certain financial tests.

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

We were in compliance with all material terms and covenants of the Revolving Credit Facility at June 30, 2017.

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

On January 3, 2017, we paid approximately $132 million constituting all amounts due under the Secured Term Loan Facility (including prepayment fees of $3.5 million), with a portion of the proceeds from the previously announced common stock offering that closed on December 23, 2016. In addition, $6.2 million of deferred financing costs and original issue discount were expensed as part of the extinguishment. The Secured Term Loan Facility was terminated in connection with the repayment.

Senior Notes

In 2012 we consummated two private placements of senior notes with principal totaling $400 million. The Original Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the notes payable semiannually in cash on May and November 1 of each year.

On May 9, 2017, the Company consummated a private placement of senior notes totaling $125 million aggregate principal amount of the Company’s 8.50% Incremental Senior Notes due 2020. The Incremental Senior Notes constituted an additional issuance of notes under the same indenture as the Original Senior Notes that were previously issued. The net proceeds of the offering of the Senior Notes, after reflecting the purchasers’ discounts and commissions, and estimated offering expenses, were approximately $125.4 million. The closing of the Incremental Senior Notes occurred on May 12, 2017.

The Senior Notes were issued under an Indenture among the Company and our existing subsidiaries in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013 and July 2017 the Company registered the exchange of the Original Senior Notes and the Incremental Senior Notes, respectively, with the Securities and Exchange Commission pursuant to registration statements on Form S-4 that enabled holders of the Senior Notes to exchange the privately placed Senior Notes for registered Senior Notes with substantially identical terms. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all material terms and covenants under our Senior Notes as of June 30, 2017.

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

Preferred Stock

In October 2016, the Company entered into a Purchase Agreement with BMO Capital Markets Corp., pursuant to which the Company agreed to issue and sell to Initial Purchaser 55,000 shares of the Company’s 8⅛% Series B Cumulative Perpetual Convertible Preferred Stock, par value $0.0001 per share and, at Initial Purchaser’s option, up to 7,500 additional shares of Convertible Preferred Stock. The Initial Purchaser exercised its over-allotment option to purchase the additional 7,500 shares of Convertible Preferred Stock in full, bringing the total shares of Convertible Preferred Stock purchased by Initial Purchaser to 62,500, for an aggregate net consideration of $60 million, before offering expenses.

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

A preferred dividend of $1.3 million was declared on June 19, 2017 and paid on July 17, 2017, to holders of record at the close of business on July 1, 2017.

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

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of June 30, 2017, the fair value of our commodity derivatives was a net asset of $5.0 million.

The following table represents our oil swap contracts as of June 30, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	3,000	$53.93	$3,948

 The following table represents our gas swap contracts as of June 30, 2017:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	13,000	$3.431	$788

The following table represents our NGL swap contracts as of June 30, 2017:

	NGL (Mont Belvieu)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	300	$19.53	$(115)

The following table represents our two-way oil collar contracts as of June 30, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	2,500	$47.80	$60.19	$1,531

The following table represents our two-way gas collar contracts as of June 30, 2017:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	9,250	$2.477	$3.263	$(323)

The following table represents our three-way oil collar contracts as of June 30, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	1,500	40.00	$50.00	$60.10	$1,077

The following table represents our three-way gas collar contracts as of June 30, 2017:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Short Put Price per MMBtu	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Jul – Dec 2017	1,750	$2.721	$3.221	$3.850	$58

The following table represents our commodity option contracts as of June 30, 2017:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Jan – Dec 2018	1,100	$55.00	$(1,071)
Jan – Dec 2019	1,100	$62.85	$(902)

Subsequent to June 30, 2017, we entered into additional oil swap contracts as summarized below:

	Oil (NYMEX WTI)
Commodity Swaps	BBl per Day	Weighted Average Swap Price per Bbl
Jan – Dec 2018	1,500	50.07

Interest Rate Risk

At June 30, 2017, we had $100 million of outstanding debt under the Revolving Credit Facility. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Credit Risk in Derivative Instruments

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

Our management, with the participation of Richard F. Betz, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended June 30, 2017 does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016. The additional risk factor set forth below is related to the potential Aneth disposition.

We plan to reposition Resolute to a pure-play Delaware Basin company by disposing of our Aneth Field Properties, we may be unable to successfully divest our Aneth Field Properties at a favorable price and the divesture could materially adversely affect our business, financial position, results of operations or cash flows.

We have been pursing a process focused on the disposition of our Aneth Field Properties in order to reposition us as a pure-play Delaware Basin company. The disposition of Aneth Field Properties, if consummated, would provide meaningful additional capital to the Company. This capital would be deployed initially to reduce leverage.

Aneth Field has been a meaningful part of our operations, and sales of oil and gas from Aneth Field represented a meaningful part of our total cash flow. At December 31, 2016, Aneth Field held approximately 41% of our net proved reserves and averaged production of 6,161 Boe per day in 2016 (representing 44% of total Company production), of which approximately 95% was oil. During 2016, Aneth Field had sales of 2,132 MBbl of oil and 739 MMcf of gas with average realized prices of $36.37 per Bbl of oil and $1.31 per Mcf of gas with average production costs of $20.24 per Boe of lease operating expenses and $4.31 per Boe of production and ad valorem taxes. Additionally at December 31, 2016, Aneth Field consisted of 43,218 developed gross acres or 67.1% of our total developed gross acreage and 27,157 developed net acres or 60.5% of our total developed net acreage.

For the six months ended June 30, 2017, Aneth Field averaged production of 5,938 Boe per day (representing 27% of total Company production). These 2017 sales were comprised of 1,034 MBbl of oil and 245 MMcf of gas with average realized prices of $43.19 per Bbl of oil and $1.85 per Mcf of gas with average production costs of $21.65 per Boe of lease operating expenses and $5.31 per Boe of production and ad valorem taxes.

A sale of our Aneth Field Properties may be affected by market conditions outside of our control, such as:

•	market demand;
•	price of oil and gas;
•	availability of financing or other sources of funding available to potential purchasers;
•	general economic and political outlook of the United States;
•	identification of potential purchasers and negotiation of definitive purchase and sale agreements;
•	willingness of the purchasers to assume certain agreements and liabilities associated with the assets offered for sale; and
•	approval of the transaction from the Navajo Nation.

Our ability to divest of Aneth Field Properties, the timing of such divestiture, and the price we may ultimately receive may be affected by the foregoing or other factors. Additionally, there can be no assurances that our subsequent investments in the Delaware Basin from the proceeds and the redeployment of resources made available by the sale of our Aneth Field Properties will meet our internal production and profitability projections for a pure-play Delaware Basin strategy or even meet current production and profitability projections were we not to divest the Aneth Field Properties. We currently depend in part on the cash flow generated by our Aneth Field Properties for the payment of our indebtedness, and if we do not meet our internal projections and experience lower cash flow due to sale of our Aneth Field Properties, it may materially adversely affect our ability make payments on our outstanding indebtedness. Consequently, the sale of our Aneth Field Properties could materially adversely affect our business, financial position, results of operations or cash flows.

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

2017	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share
March 1 – 31	84,835	$38.22
April 1 – 30	1,088	$41.76
May 1 – 31	154	$38.09
June 1 – 30	32	$40.69

1) All shares purchased in 2017 were to offset tax withholding obligations that occur upon the vesting and delivery of outstanding common shares under the terms of the Incentive Plan.

2) As of June 30, 2017, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (538,018 shares), outstanding stock options (986,042 options), shares yet to be granted under the Incentive Plan (1,919,601 shares) and potential Outperformance Shares (130,898 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1

Crude Oil Connection and Dedication Agreement entered into April 27, 2017 by and between Caprock Permian Crude LLC, as carrier, and Resolute Natural Resources Southwest, LLC, as producer (filed herewith). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

10.2

Crude Oil Purchase Contract entered into April 27, 2017 by and between Resolute Natural Resources Southwest, LLC as seller and Plains Marketing, L.P., as buyer (filed herewith). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

Signature	Capacity	Date

/s/ Richard F. Betz
Richard F. Betz	Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2017

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 7, 2017