Form 10-K/A
period 2017-12-31
Resolute Energy Corp
filed 2018-04-27
CIK 1469510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34464

RESOLUTE ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-0659371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Lincoln Street, Suite 2800 Denver, CO	80203
(Address of principal executive offices)	(Zip code)

(303) 534-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☒   No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 25, 2018, 23,160,664 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

The following documents are incorporated by reference herein: None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018 (the “Original Report”) by Resolute Energy Corporation (the “Company,” “we,” “our” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. This Form 10-K/A amends and restates in their entirety Items 10, 11, 12, 13 and 14 of part III of the Original Report and the exhibit index set forth in Part IV of the Original Report and includes certain exhibits as noted thereon. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

Pursuant to the rules of the SEC, this Form 10-K/A contains the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this 10-K/A and this 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. The cover page of the Original Report is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 12, 2018, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

The section of this Form 10-K/A entitled “Compensation Committee Report” is not deemed to be part of or incorporated by reference by any general statement incorporating by reference this Form 10K/A into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

RESOLUTE ENERGY CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

December 31, 2017

i

FORWARD-LOOKING STATEMENTS

This Form 10-K/A includes forward-looking statements. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management, and involve external risks and uncertainties, including, but not limited to, those described under “Risk Factors” in our Original Report. Forward-looking statements may include information and statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Factors that could cause actual results to differ from these forward-looking statements include, but are not limited to, those discussed elsewhere in this Form 10-K/A. You should not put undue reliance on any forward-looking statements. Except as required by applicable law or regulation, we do not have any intention or obligation to update forward-looking statements.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors (the “Board” or “Board of Directors”) and the executive officers of the Company are:

Name	Director Class	Age	Position
Nicholas J. Sutton	III	73	Executive Chairman of the Board
Richard F. Betz	I	56	Chief Executive Officer and Director
Tod C. Benton	II	61	Director
James E. Duffy	I	67	Director
Thomas O. Hicks, Jr.	II	40	Director
Gary L. Hultquist	III	74	Director
Janet W. Pasque	III	60	Director
William K. White	I	76	Director
Theodore Gazulis	—	63	Executive Vice President and Chief Financial Officer
Michael N. Stefanoudakis	—	47	Executive Vice President, Corporate Development / Strategy, General Counsel and Secretary
Bob D. Brady, Jr.	—	60	Executive Vice President, Operations
James A. Tuell	—	58	Senior Vice President and Chief Accounting Officer

Our certificate of incorporation provides that members of the Board are to be divided into three classes. The Board currently consists of three Class I directors (Richard F. Betz, James E. Duffy and William K. White), two Class II directors (Thomas O. Hicks, Jr. and Tod C. Benton) and three Class III directors (Nicholas J. Sutton, Gary L. Hultquist and Janet W. Pasque). The term of the Class III directors will expire at the 2018 annual meeting of stockholders. The term of the Class I directors will expire at the 2019 annual meeting of stockholders, and the term of the Class II directors will expire at the 2020 annual meeting of stockholders. Our certificate of incorporation provides that successors to the class of directors whose terms expire at an annual meeting shall be elected for three-year terms. Our certificate of incorporation and applicable rules of the New York Stock Exchange (the “NYSE”) contemplate that the number of directors in each class will be as nearly equal in number as possible.

Set forth below is biographical information about each of the Company’s executive officers and directors.

Nicholas J. Sutton has been Executive Chairman of the Board of the Company since January 2017. Prior to that he was Chairman of the Board and Chief Executive Officer since the Company’s formation in July 2009. Mr. Sutton was the Chief Executive Officer of the predecessor to Resolute Energy Corporation and its various subsidiaries and affiliates (collectively referred to as “Predecessor Resolute”) since the formation of these entities beginning in 2004 and remains on the boards of directors and boards of managers of those entities. Mr. Sutton was a co-founder, Chairman and Chief Executive Officer of HS Resources, a NYSE-listed company, from 1987 until the company’ s successful sale to Kerr-McGee Corporation in late 2001 for $1.8 billion (or $66 per share). From 2002 until the formation of Predecessor Resolute in 2004, Mr. Sutton was a director of Kerr-McGee Corporation. From 2006 until 2014, Mr. Sutton served as a director of Tidewater, Inc. Mr. Sutton earned his undergraduate degree in engineering from Iowa State University and his law degree from the University of California, Hastings College of the Law. He also is a graduate of the Owner/President Management Program at the Harvard University Graduate Business School. As an engineer, Mr. Sutton worked for one of the leading technology companies in the Silicon Valley. While in law school he interned for the United States Attorney for the Northern District of California and for the Presiding Justice of the California Court of Appeal, Division I. After law school he worked as a law clerk to the Chief Justice of the California Supreme Court. Following that he worked for a large law firm until co-founding the predecessor of HS Resources in 1979. Additionally, Mr. Sutton served our country as a U.S. Army officer in Vietnam. Mr. Sutton is also a member of the Society of Petroleum Engineers and of the American Association of Petroleum Geologists and he also is a member of the California Bar Association (inactive status). In determining Mr. Sutton’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in the oil and gas industry and his track record in growing public oil and gas companies, including managing acquisition programs, as well as his role in the founding of Predecessor Resolute, including his role in the September 25, 2009 business combination with Hicks Acquisition Company I, Inc. (the “Resolute Transaction”). The Board has also considered his experience serving on the boards of directors of other public companies in the oil and gas industry. In addition, the Board has considered that Mr. Sutton has degrees in engineering and law, and he graduated from the Owner/President Management program at the Harvard University Graduate Business School, giving him expertise in many of the areas of importance to the Company.

Richard F. Betz has been Chief Executive Officer and Director of the Company since January 2017. Mr. Betz was Chief Operating Officer from March 2012 until December 2016, was Senior Vice President, Strategy and Planning of the Company from September 2009 to March 2012, and was Vice President—Business Development of the Company from July 2009 to September 2009. He had been Vice President, Business Development of Predecessor Resolute since their founding in 2004. From September 2001 to January 2004, Mr. Betz was involved in various financial consulting activities related to the energy industry. Prior to that, Mr. Betz spent 17 years with Chase Securities and successor companies, where he was involved primarily in oil and gas corporate finance. Mr. Betz was a Managing Director in the oil and gas investment banking coverage group with primary responsibility for mid-cap exploration and production companies as well as leveraged finance and private equity. In that capacity, Mr. Betz worked with the HS Resources management team for approximately 12 years. Mr. Betz received a B.S. in Finance from Villanova University and an MBA from the Wharton School at the University of Pennsylvania. In determining Mr. Betz’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in the finance, banking and operational aspects of the oil and gas industry.

Tod C. Benton was appointed to the Board in August 2017. Mr. Benton has been a member of the Compensation Committee and the Audit Committee since August 2017. Mr. Benton served as a Vice Chair for the Energy Group of BMO Capital Markets in the U.S. from February 2014 through July 2017. As a Vice Chair, Mr. Benton served primarily as a senior relationship contact for key relationships. Mr. Benton retired from BMO Capital Markets effective July 31, 2017. From February 2007 through January 2014, Mr. Benton was Head of Energy Investment Banking in the U.S. for BMO Capital Markets. Mr. Benton managed the Energy Investment Banking team, with coverage of approximately 100 energy clients. During that time, Mr. Benton was involved in numerous M&A, A&D, equity and debt capital markets transactions. During this time, Mr. Benton initiated a banking relationship with Resolute and served as the primary coverage banker. From July 2004 through January 2007, Mr. Benton was Head of Corporate Banking for Energy, Utilities and Chemicals at Deutsche Bank. As head of the group, Mr. Benton managed a team of corporate bankers with a focus on the energy sector. During this time, Deutsche Bank initiated a relationship with Resolute that was managed by Mr. Benton. Mr. Benton was a Managing Director at JP Morgan and predecessor companies from November 1987 through July 2004. During that time, Mr. Benton worked predominately with oil and gas companies as an advisor and capital raising partner. As a senior member of the leveraged finance group, Mr. Benton was involved in acquisition finance and general capital-raising for small to large cap energy companies. During this time, Mr. Benton worked closely with the HS Resources management team on a number of transactions. Mr. Benton holds a B.S. in Civil Engineering from Youngstown State University and an M.B.A. in Finance from the University of Houston. In determining Mr. Benton’s qualifications to serve on the Board, the Board has considered among other things, his broad experience and expertise in finance and his broad knowledge of the oil and gas sector.

James E. Duffy was elected to the Board in September 2009. Mr. Duffy has been a member of the Compensation and Audit Committees since September 2009, and between September 2009 and December 2009 was also a member of the Corporate Governance/Nominating Committee. He is a co-founder and, since 2003, Chairman of ReadyMax, Inc. (f/k/a StreamWorks Products Group, Inc.), a private consumer products development company that manufactures products for the industrial safety, specialty tool and outdoor recreation industries. From 1990 to 2001, he served as Chief Financial Officer and director of HS Resources until its sale to Kerr-McGee Corporation. Prior to that time, he served as Chief Financial Officer and Director of a division of Tidewater, Inc. He was also a general partner in a boutique investment banking business specializing in the oil and gas business, and began his career with Arthur Young & Co. in San Francisco. He is a certified public accountant. In determining Mr. Duffy’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in oil and gas finance, accounting and banking, as well as his position as chief financial officer of two public oil and gas companies and his service as an audit manager for a major accounting firm with engagement responsibility for public and private entities.

Thomas O. Hicks, Jr. was elected to the Board in September 2009. Mr. Hicks has been a member of the Corporate Governance/Nominating Committee since September 2009. Between September 2009 and December 2009, he was also a member of the Compensation Committee. Mr. Hicks is a Partner of Hicks Holdings LLC, having joined at its inception in 2005. Hicks Holdings LLC is a Dallas-based family holding company for the Hicks family and a private investment firm which owns and manages real estate assets and makes corporate acquisitions. Mr. Hicks was a vice president of Hicks Acquisition Company I, Inc. from February 2007 through September 2009 and was its secretary from August 2007 to September 2009. He also served as Secretary and Vice President of Hicks Acquisition Company II, Inc. from October 2010 to July 2011. Mr. Hicks is a Founding Partner of Scout SSG, LLC, an investment firm looking primarily to deploy capital into distressed and other special situations. Mr. Hicks is Chairman of America First Action PAC. He is also Chairman of America First Policies and on the national advisory board for Turning Point USA. Mr. Hicks has been a director of Drilling Tools International Holdings, Inc. since January 2012, and was a director of Sight Sciences, Inc. from October 2015 to July 2017, Replacement Parts Holdings LLC, the parent of Standard Industrial Manufacturing Partners LLC d/b/a Standard Pump, from July 2016 to June 2017 and also served as a director of Carol’s Daughter Holding, LLC from April 2014 to November 2014. He also served several roles for the Texas Rangers Baseball Club and the Dallas Stars Hockey Club from 2004 through 2011. From 2001 to 2003, Mr. Hicks was an analyst at Greenhill & Co. LLC, a New York-based merchant banking firm. On May 24, 2010, Texas Rangers Baseball Partners filed a voluntary petition for bankruptcy and on May 28, 2010, a group of creditors filed an involuntary bankruptcy petition against Rangers Equity Holdings, L.P. and Rangers Equity Holdings GP, LLC. In determining Mr. Hicks’s qualifications to serve on the Board, the Board has considered, among other things, his wide-ranging business experience and expertise in sales, banking and management.

Gary L. Hultquist was appointed to the Board in February 2014. Mr. Hultquist has been a member of the Compensation Committee and the Corporate Governance/Nominating Committee since February 2014, and a member of the Audit Committee since March 2015. Mr. Hultquist has served as Chair of the Compensation Committee since 2015. Mr. Hultquist has been a Director of NYSE-listed Kinder Morgan, Inc. (KMI) since December 2014. Prior to the merger of KMI and Kinder Morgan Energy Partners, L.P. (KMP) in November 2014 (the “Merger”), Mr. Hultquist had been a Director of Kinder Morgan G.P., Inc., the General Partner of KMP, since 1999, where he served as Lead Independent Director, Chair of the Compensation Committee and Member of the Audit Committee and Nominating and Governance Committee. He also served as Chair of the Special Committee of Independent Directors of KMP for the $44 billion Merger. KMI has extensive oil and gas operations in the Permian Basin. KMI also operates crude oil and gas liquids pipelines in the Permian Basin and is currently building and operating the Gulf Coast Express Pipeline. From 1995 to 1997, Mr. Hultquist served on the Board of Directors and as Chair of the Audit Committee of OnTrak Systems, Inc. during its IPO and subsequent merger with NASDAQ-listed Lam Research for over $400 million. He also served as board member and advisor to Rodel, Inc. during its acquisition by Rohm and Haas. Mr. Hultquist has also served on the boards of directors of several private companies. From 1986 to 2017, he served as an international investment banker and strategic advisor to public and private corporate clients in the U.S., Europe and Asia, handling corporate financings, mergers and acquisitions. Previously, Mr. Hultquist practiced law in San Francisco and Silicon Valley for over 13 years. Currently, Mr. Hultquist is President of Kriisa Research, Inc., a development-stage company pursuing renewable energy technology for the Energy Harvesting, Internet of Things and Smart Devices markets. Mr. Hultquist holds securities licenses 7, 63 and 24 (General Securities Principal) from FINRA and is a member of the California Bar Association (inactive status). He received his B.S. degree in Accounting-Finance from Northwest Missouri State University and serves as a Director of the Northwest Foundation, Inc., which develops and stewards philanthropic resources for the benefit of the University and its students. He received a J.D. degree from the University of Missouri Law School and attended the George Washington University Law School’s LLM in Taxation program. Additionally, Mr. Hultquist served over four years on active duty as an officer in the U.S. Army, including a tour of duty in Vietnam. In determining Mr. Hultquist’s qualifications to serve on the Board, the Board has considered, among other things his board experience in the energy industry, which includes Board oversight of extensive oil and natural gas operations in the Permian Basin and experience as Chair of a Compensation Committee, Lead Independent Director and Chair of a Special Committee of Independent Directors, his experience and expertise in the legal and finance aspects of the energy industry, his independence and his performance and contributions during his service to the Board generally and as Chair of the Company’s Compensation Committee.

Janet W. Pasque was appointed to the Board in August 2017. Ms. Pasque has been a member of the Compensation Committee and the Corporate Governance/Nominating Committee since August 2017. Ms. Pasque was identified by members of the Board and executive management as a desirable candidate to the Board based on her extensive industry experience and history with the Company. Ms. Pasque has been involved in various consulting activities related to the energy industry from January 2011 to December 2016. Ms. Pasque was Senior Vice President, Land and Development of the Company from September 2009 to December 2010, and was Vice President–Land of the Company from July 2009 to September 2009. Prior to that time, she was Vice President, Land of Predecessor Resolute since its founding in 2004. Ms. Pasque served as a land consultant from 2003 until the founding of Resolute Holdings in 2004. Following the acquisition of HS Resources by Kerr-McGee in 2001 until 2003, Ms. Pasque managed the land functions at Kerr-McGee Rocky Mountain Corp. From 1993 until the acquisition of the company in 2001, Ms. Pasque was a Vice President of HS Resources where she had responsibility for the land department and joint responsibility for the company’s exploration activities. Prior to joining HS Resources in 1993, Ms. Pasque was a consultant to a privately funded drilling venture focused on exploration in the Rocky Mountain region. Ms. Pasque also worked for Champlin Petroleum Company and Texaco Inc. focused on land acquisitions and drilling agreements in California, Alaska and the Rocky Mountain region. Ms. Pasque received a B.S. in Business Administration with a concentration in Finance and Real Estate from Colorado State University. In determining Ms. Pasque’s qualifications to serve on the Board, the Board considered, among other things, her experience and expertise in land management, business development and the exploration aspects of the oil and gas industry, her diverse and relevant skills, her familiarity with Resolute, her independence and her performance and contributions during her service to Resolute.

William K. White was elected to the Board in April 2014. Mr. White has been a member of the Compensation Committee and the Corporate Governance/Nominating Committee since April 2014, and a member of the Audit Committee since March 2015. Mr. White, a retired oil and gas executive, also serves as Chairman of the Audit Committee and Audit Committee financial expert. Since April 17, 2017, Mr. White has served on the Board of Directors of Vantage Energy Acquisition Corp. (“VEAC”) and as a member of the Audit Committee and Chairman of the Compensation Committee. VEAC is a Special Purpose Acquisition Company formed to acquire oil and gas assets and/or entities. He was a Director of the General Partner of Eagle Rock Energy Partners, L.P. from October 2006 to October 2015, at which time the company was merged into another entity. While a Director of Eagle Rock, he served as Chairman of the Audit Committee and was a member of the Compensation and Conflicts committees at several points in time. In December 2012, Mr. White joined the Board of Directors of NGP Capital Resource Company as an Independent Director, where he also served on the Compensation, Audit, Conflicts and Nominating and Governance Committees. In the fourth quarter of 2014, NGP Capital Resource Company changed investment managers and Mr. White, along with the existing directors, resigned from the Board of Directors as part of the transaction. From September 1996 to November 2002, Mr. White was Vice President, Finance and Administration and Chief Financial Officer for Pure Resources, Inc., an NYSE-listed independent oil and gas producer. In determining Mr. White’s qualifications to serve on the Board, the Board has considered, among other things, his experience and expertise in oil and gas finance, accounting and banking, as well as his previous senior executive officer and director positions at several public oil and gas companies.

Theodore Gazulis has been Executive Vice President and Chief Financial Officer since March 2012, was Senior Vice President and Chief Financial Officer of the Company from September 2009 to March 2012, and was Vice President of Finance, Chief Financial Officer and Treasurer of the Company from July 2009 to September 2009. He was Vice President—Finance, Chief Financial Officer, Treasurer and Assistant Secretary of Predecessor Resolute since their founding in 2004. Mr. Gazulis served as a Vice President of HS Resources from 1984 until its merger with Kerr-McGee Corporation in 2001. Mr. Gazulis had primary responsibility for HS Resources’ capital markets activity and for investor relations and information technology. Subsequent to HS Resources’ acquisition by Kerr-McGee Corporation and prior to the formation of Predecessor Resolute, Mr. Gazulis was a private investor and also undertook assignments with two privately-held oil and gas companies. Prior to joining HS Resources, he worked for Amoco Production Company and Sohio Petroleum Company. Mr. Gazulis received an AB with Distinction from Stanford University and an MBA from the UCLA Anderson Graduate School of Management. Mr. Gazulis is a member of the American Association of Petroleum Geologists.

Michael N. Stefanoudakis has been Executive Vice President, Corporate Development/Strategy, General Counsel and Secretary since November 1, 2017 and prior to that time was Executive Vice President, General Counsel and Secretary since February 7, 2017. From July 2010 to February 6, 2017, he served as Senior Vice President, Secretary and General Counsel of the Company. From April 2009 until June 2010, Mr. Stefanoudakis served as Senior Vice President, Secretary and General Counsel of StarTek, Inc., an NYSE-listed company in the business processing outsourcing industry. From 2006 to 2008, Mr. Stefanoudakis was Vice President and General Counsel at BioFuel Energy Company, a NASDAQ-listed company in the ethanol production industry. From 2004 to 2006, Mr. Stefanoudakis served as Vice President and General Counsel of Patina Oil & Gas Corporation, an NYSE listed oil and gas exploration company, until its merger with Noble Energy, Inc. Prior to his public company experience, Mr. Stefanoudakis spent eight years as a practicing attorney, most recently at the legal firm Hogan & Hartson LLP (now Hogan Lovells). Mr. Stefanoudakis graduated from the University of San Diego with a B.A. in Economics in 1993 and from Harvard Law School with a J.D. in 1996. He is admitted to the practice of law in Colorado and is a member of local, state and national bar associations.

Bob D. Brady, Jr. has been Executive Vice President, Operations of the Company since November 1, 2017, and prior to that was Senior Vice President, Operations since May 2015. From June 2010 until May 2015, Mr. Brady held the position of Vice President and served as the Company’s Operations Manager from March 2006 until May 2010. Mr. Brady previously served as Drilling Manager and Engineer for El Paso Production Company and Medicine Bow Energy Corporation (acquired by El Paso) from February 2004 until March 2006. Mr. Brady was Vice President of Engineering and Operations for Double Eagle Petroleum Company from April 2002 until February 2004. Prior to working for Double Eagle, Mr. Brady was Operations Manager for Prima Oil & Gas Company from November 2000 until April 2002. Prior to working for Prima, Mr. Brady was Vice President of Engineering and Operations for Evergreen Operating Company. He has 34 years of experience in oil and gas industry operations. He graduated from the Colorado School of Mines in 1984 with a Bachelor of Science degree in Petroleum Engineering. He has been a member of the Society of Petroleum Engineers since 1982.

James A. Tuell has been Senior Vice President and Chief Accounting Officer of the Company since May 2015, and prior to that was Vice President and Chief Accounting Officer since June 2010. From December 2009 until May 2010, Mr. Tuell served as the Company’s Interim Chief Accounting Officer. Prior to joining Resolute, Mr. Tuell owned and operated an accounting and finance consultancy which served Resolute and numerous other independent energy companies from January 2009 through December 2009 and from July 2001 to February 2004. Mr. Tuell served as a director of Infinity Energy Resources, Inc. from April 2005 until June 2008. He also served in various officer capacities with Infinity Energy Resources, Inc. from March 2005 through August 2007, including as President, Chief Operating Officer, Chief Executive Officer, Principal Financial and Accounting Officer and Executive Vice President. Mr. Tuell also served as President of Infinity Oil & Gas of Wyoming, Inc. and Infinity Oil and Gas of Texas, Inc., wholly-owned subsidiaries of Infinity Energy Resources, Inc., from February 2004 and June 2004, respectively, until May 2007. From 1996 through July 2001, Mr. Tuell served as Controller and Chief Accounting Officer of Basin Exploration, Inc. From 1994 through 1996, he served as Vice President and Controller of Gerrity Oil & Gas Corporation. Mr. Tuell was employed by the independent accounting firm of Price Waterhouse from 1981 through 1994, most recently as a Senior Audit Manager. He earned a B.S. in accounting from the University of Denver and is a certified public accountant.

Family Relationships

There are no family relationships among any of the Company’s directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. To our knowledge, based solely on a review of the copies of such reports available to us and written representations from our executive officers and directors that no other reports were required, we believe that all reporting obligations of our officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the year ended December 31, 2017.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its directors, officers and employees that complies with the rules and regulations of the NYSE and the SEC. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, at www.resoluteenergy.com, under the “Investor Relations” tab, subheading “Corporate Governance.” All amendments to, and waivers granted under, the Company’s code of ethics will be disseminated on the Company’s website in the manner required by SEC and NYSE rules.

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

The Board meets regularly to review significant developments affecting the Company and to act on matters requiring its approval. The Board held sixteen meetings in 2017 and acted an additional seven times by written consent. No director attended fewer than 75% of the total number of meetings of the Board and committees on which he or she served during his or her period of service in 2017.

Directors are encouraged, but not required, to attend the annual meeting of stockholders. Messrs. Sutton, Betz (in his capacity as an executive officer) and Piccone attended the 2017 annual stockholders’ meeting, and Messrs. Duffy, Hicks, Hultquist and White participated telephonically.

Board Committees

The composition and primary responsibilities of the Audit Committee, the Compensation Committee and the Corporate Governance/Nominating Committee are described below.

Audit Committee

The Company has a separately designated Audit Committee, the members of which are Messrs. Hultquist, Duffy, Benton and White, with Mr. White serving as Chairman. The primary function of the Audit Committee is to assist the Board in its oversight of the Company’s financial reporting process. Among other things, the committee is responsible for overseeing our internal audit function and our oil and gas reserve determination process, reviewing and selecting our independent registered public accounting firm and reviewing our accounting practices and policies, and to serve as an independent and objective party to monitor the financial reporting process. The Board has determined that each of Messrs. Hultquist, Duffy, Benton and White qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K and that each member of the committee is independent under applicable NYSE rules and for purposes of SEC Rule 10A-3, and “financially literate” for purposes of applicable NYSE rules. See “Directors and Executive Officers” for a summary of the business experience of each member of the committee. During 2017, the Audit Committee held seven meetings.

Compensation Committee

The Company has a separately designated Compensation Committee, which currently consists of Ms. Pasque and Messrs. Duffy, Hultquist, Benton and White, with Mr. Hultquist serving as Chairman. The Compensation Committee’s primary function is to discharge the Board’s responsibilities relating to the compensation of our Chief Executive Officer and to make recommendations to the Board regarding the compensation of our other executive officers. Among other things, the committee reviews and approves corporate goals and objectives for setting Chief Executive Officer compensation, evaluates the performance of the Chief Executive Officer in light of those goals and objectives and sets the compensation of the Chief Executive Officer and the Executive Chairman. In February 2012, the Compensation Committee initially engaged Longnecker and Associates (“L&A”) as its independent compensation consultant and L&A remains in that capacity currently. The Board has determined that each member of the committee is (i) independent under applicable NYSE rules, (ii) a “non-employee director” as defined in Rule 16b-3 under the Exchange Act and (iii) other than Ms. Pasque, an “outside director” as defined in Section 162(m) of the Internal Revenue Code (the “Code”). During 2017, the Compensation Committee held nine meetings and acted one time by written consent.

Corporate Governance/Nominating Committee

The Company has a separately designated Corporate Governance/Nominating Committee, the current members of which are Ms. Pasque and Messrs. Hicks, Hultquist and White, with Mr. Hicks serving as Chairman. The primary function of the Corporate Governance/Nominating Committee is (i) to assist the Board with identifying, evaluating and recommending to the Board qualified candidates for election or appointment to the Board, (ii) reviewing, evaluating and recommending changes to the Company’s corporate governance guidelines and (iii) monitoring and overseeing matters of corporate governance, including the evaluation of Board and management performance and the “independence” of directors. The Board has determined that each member of the committee is independent under applicable NYSE rules. During 2017, the Corporate Governance/Nominating Committee held eight meetings and acted one time by written consent.

Director Nominations

The charter of the Corporate Governance/Nominating Committee provides that director candidates recommended by security holders will be considered on the same basis as candidates recommended by other persons. A security holder who wishes to recommend a candidate should send complete information regarding the candidate to Resolute Energy Corporation, Attn: Secretary, 1700 Lincoln Street, Suite 2800, Denver, Colorado 80203. The information provided with respect to the nominee should include five years of professional background, academic qualifications, whether the nominee has been subject to any legal proceedings in the past ten years, the relationship between the security holder and the nominee, and any other specific experience, qualifications, attributes or skills that qualify the nominee for the Board. The committee will assess each candidate, including candidates recommended by security holders, by evaluating all factors it considers appropriate, which may include career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. The charter provides that nominees must meet certain minimum qualifications. In particular, a nominee must:

•	have displayed the highest personal and professional ethics, integrity and values and sound business judgment;
7

•	be highly accomplished in his or her field, with superior credentials and recognition and broad experience at the administrative or policy-making level in business, government, education, technology or public interest;

•	have relevant expertise and experience and be able to offer guidance and advice to the chief executive officer based on that expertise and experience;

•	with respect to a majority of directors, be independent and able to represent all stockholders and be committed to enhancing long-term stockholder value; and

•	have sufficient time available to devote to the activities of the Board and to enhance his or her knowledge of the Company’s business.

The committee does not have a formal policy with respect to the consideration of diversity when assessing director nominees, but considers diversity as part of its overall assessment of the Board’s functioning and needs.

Non-Management Sessions

The Board generally schedules regular executive sessions involving exclusively non-management directors, as required by NYSE rules, generally at the time of each in-person Board meeting. Our Lead Independent Director presides at all such executive sessions. Mr. Duffy is our Lead Independent Director.

Stockholder and Interested Parties Communications Policy

In recognition of the importance of providing all interested parties, including but not limited to the holders of Resolute securities, with the ability to communicate with members of the Board, including non-management directors, the Board has adopted a Stockholder and Interested Parties Communications Policy, a copy of which is available on our website at www.resoluteenergy.com. Pursuant to the policy, interested parties may direct correspondence to the Board, or to any individual director and the Lead Independent Director by mail to the following address: Resolute Energy Corporation, Attn: Lead Independent Director, 1700 Lincoln Street, Suite 2800, Denver, CO 80203.

Communications should not exceed 1,000 words in length and should indicate (i) the type and amount of Resolute securities held by the person submitting the communication, if any, the date of acquisition of such and/or the nature of the person’s interest in Resolute, (ii) any personal interest the person has in the subject matter of the communication and (iii) the person’s mailing address, e-mail address and telephone number. Unless the communication relates to an improper topic (e.g., it contains offensive content or advocates that we engage in illegal activities) or it fails to satisfy the procedural requirements of the policy, we will deliver it to the person(s) to whom it is addressed.

Stockholder Proposals

Any proposal that a stockholder wishes to include in proxy materials for our 2019 annual meeting of stockholders must be received no later than 120 days before the date of the Company’s proxy statement released to stockholders in connection with the Company’s 2018 annual meeting, and must be submitted in compliance with SEC Rule 14a-8. Proposals should be directed to Resolute Energy Corporation, Attn: Secretary, 1700 Lincoln Street, Suite 2800, Denver, CO 80203.

Any proposal or nomination for director that a stockholder wishes to propose for consideration at the 2019 annual meeting of stockholders, but does not seek to include in our proxy statement under applicable SEC rules, must be submitted in accordance with Section 2.7 or 3.2, as applicable, of our bylaws, and must be received by the Secretary at the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the opening of business on the 120th day before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that if the annual meeting is called for a date that is not within 45 days before or after such anniversary date, notice by the stockholder to be timely must be so received not earlier than the opening of business on the 120th day before the meeting and not later than the later of (x) the close of business on the 90th day before the meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company. All such proposals must be an appropriate subject for stockholder action under applicable law and must otherwise comply with our bylaws.

Board Leadership Structure and Risk Management

The Board currently consists of eight directors, all of whom, other than Messrs. Sutton and Betz, have been determined to be “independent directors” under the rules of the NYSE. Mr. Sutton has served as Chairman of the Board since the Company became a public company in September 2009. Mr. Sutton was also Chief Executive Officer until December 31, 2016. Effective January 1, 2017, Mr. Sutton retired from the position of Chief Executive Officer and Mr. Betz was appointed to that position. Mr. Sutton is currently Executive Chairman and presides over meetings of the Board of Directors. Mr. Sutton was Chairman and Chief Executive Officer of Predecessor Resolute from its inception in 2004, and was instrumental in the completion of the Resolute Transaction. He is most familiar with the Company’s properties and, based on his years as chairman and chief executive officer of HS Resources from 1987 to 2001, has demonstrated skills in building and leading a public oil and gas company. Accordingly, the Board believes that he is uniquely qualified to be the person who sets the agenda for, and leads discussion of, strategic issues for the Company. Our Lead Independent Director presides over executive sessions of the independent directors, which generally occur at the time of each in-person Board meeting, and also presides over any Board meetings at which Mr. Sutton is not present. The Lead Independent Director reviews agendas for Board meetings, reviews annual goals and objectives for the Company and consults with the Board and the Compensation Committee regarding their evaluation of the performance of the Chief Executive Officer. The Board believes that its supermajority of independent directors and other aspects of its governance provide appropriate independent oversight to Board decisions.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis is designed to provide insight into our compensation philosophy, practices, plans and decisions. This Compensation Discussion and Analysis (“CD&A”) is intended to be read in conjunction with the tables beginning on page 29, which provide detailed historical compensation information for the Company’s Named Executive Officers (“NEOs”). For 2017, our NEOs were:

Name	Title
Richard F. Betz	Chief Executive Officer
James M. Piccone(1)	President
Theodore Gazulis	Executive Vice President, Chief Financial Officer
Michael N. Stefanoudakis(2)	Executive Vice President, Corporate Development/Strategy, General Counsel and Secretary
Bob D. Brady, Jr.(3)	Executive Vice President, Operations

(1)	In connection with the previously disclosed Aneth Disposition, on January 1, 2018 Mr. Piccone resigned from his position as President and as a member of the Board of Directors of the Company and from all other officer and board positions of the Company’s subsidiaries.

(2)	Effective November 1, 2017, Mr. Stefanoudakis’ title changed to Executive Vice President, Corporate Development/Strategy, General Counsel and Secretary.

(3)	Effective November 1, 2017, Mr. Brady was promoted from Senior Vice President, Operations to Executive Vice President, Operations.

Executive Summary

Operational, Financial and Strategic Achievements for 2017

Among Resolute’s operational, financial and strategic accomplishments for 2017, the Company achieved the following material items that were all considered by the Compensation Committee and the Board in determining 2017 performance under its short-term incentive plan and in setting compensation for 2018:

•	Production. Full year production for 2017 increased 77% to 9,156 MBoe, or 25,086 Boe per day, from the 5,182 MBoe, or 14,157 Boe per day, during 2016. Full year production was approximately at the midpoint of the Company’s updated guidance, as announced on November 6, 2017.

•	Operational Results. Resolute drove production growth in 2017 with its successful drilling program in the Delaware Basin targeting the Wolfcamp formation, increasing its development pace with the addition of a second rig focused on high rate of return horizontal drilling. The Company completed drilling operations on 25 wells and had an additional three wells drilling over year end, compared to an original plan which called for the drilling of 22 wells during the year. Resolute expanded its 2017 drilling program using essentially the same number of rig days, demonstrating the efficiencies its operations team was able to achieve over the course of the 2017 drilling program. During 2017, the Company set spud to total depth records of 14 days for mid length laterals in Mustang and 17 days for long laterals in Appaloosa. During 2017, the Company completed and placed on production 27 wells including six drilled but uncompleted wells acquired in the Delaware Basin Bronco Acquisition (described below). Over the course of the year initial peak 24 hour rates on the Company’s Wolfcamp A and Upper B wells averaged between 2,400 and 2,800 barrels equivalent per day.

•	Adjusted EBITDA Growth. During 2017, as a result of higher production volumes and improved commodity prices, Resolute generated $172.8 million of Adjusted EBITDA (a non-GAAP measure—see “Reconciliation
10

of Non-GAAP Measures” below), a 23% increase from the prior year period during which Resolute generated $140.8 million of Adjusted EBITDA.

•	LOE and G&A. Resolute was below the midpoint of its updated guidance for lease operating expense at $79.3 million for 2017, or $8.66 per Boe, down 30% from 2016 at $12.29 per Boe.

Cash-based general and administrative expense (a non-GAAP measure—see “Reconciliation of Non-GAAP Measures” below) for 2017 was $29.9 million or $3.27 per Boe, down 36% from 2016 at $5.13 per Boe (excluding one-time costs associated with the Aneth Disposition).

•	Reserves. Year-end 2017 estimated proved reserves were 53.4 MMBoe, compared to year-end 2016 proved reserves of 60.3 MMBoe, after reducing proved reserves by 23.0 MMBoe for dispositions in Aneth and New Mexico and 9.1 MMBoe for production during 2017. Permian Basin reserves grew by 51% from 35.4 MMBoe to 53.4 MMBoe as a direct result of Resolute’s successful Delaware Basin drilling program.

•	Aneth Disposition. In November 2017, the Company successfully transformed to a Permian Basin pure-play company when it closed the sale of its Aneth Field properties located in the Paradox Basin in Southeast Utah (the “Aneth Disposition”) for total consideration of up to $195 million, comprised of $160 million, and up to an additional $35 million if oil prices exceed certain levels in the three years following the closing.

•	Delaware Basin Bronco Acquisition. In May 2017, Resolute acquired from CP Exploration II, LLC and Petrocap CPX, LLC certain producing and undeveloped oil and gas properties in the Delaware Basin in Reeves County, Texas (the “Delaware Basin Bronco Acquisition”). The Company acquired these properties for $161.3 million, which it financed substantially with proceeds received from the Incremental Senior Notes (described below). The acquired properties significantly expanded the Company’s footprint in the core of its Wolfcamp development program, including approximately 4,600 net acres in Reeves County, Texas, which were considered predominantly unproved, consisting of 2,187 net acres adjacent to the Company’s existing operating area in Reeves County and 2,400 net acres in southern Reeves County.

•	Senior Notes Offering. In May 2017, Resolute consummated a private placement of senior notes totaling $125 million aggregate principal amount of the Company’s 8.50% incremental senior notes due 2020 (the “Incremental Senior Notes”). The net proceeds of the offering of the Incremental Senior Notes were approximately $125.1 million and were used in part to fund the Delaware Basin Bronco Acquisition.

•	Midstream Transaction. In April 2017, Resolute consummated a series of related agreements with Caprock Midstream, LLC and its affiliates (“Caprock”), pursuant to which Caprock agreed to construct gathering systems, pipelines and other infrastructure for the gathering of crude oil from the Company’s Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock.

•	Closing of New Mexico Asset Sale. In February 2017, Resolute closed on the sale of its Denton and South Knowles properties in the Northwest Shelf project area in Lea County, New Mexico, for approximately $14.5 million in cash, subject to customary purchase price adjustments. The sale of these assets in New Mexico, as well as the sale of the Utah assets in the Aneth Disposition, helped to significantly improve the Company’s cost structure and strengthen its balance sheet.

•	Retirement of Second Lien Credit Facility. From a portion of the proceeds from the Company’s Common Stock offering that closed in December 2016, in January 2017, Resolute paid approximately $132 million constituting all amounts due under the Company’s Secured Term Loan Facility (including prepayment fees of $3.5 million).
11

Our Compensation Programs in 2017

Following a year of strong operational performance in 2016, a more stable commodity price environment, and in order to retain key employees and properly incentivize executives in the highly competitive market for talent in which the Company operates, the Board of Directors and Compensation Committee approved two primary changes for 2017 from our 2016 compensation program:

•	Reset annual short-term incentive (“STI”) targets and long-term incentive (“LTI”) targets for its NEOs and other senior employees to market competitive levels consistent with the Company’s compensation philosophy and based upon the recommendations of L&A.

•	Reinstated grants of time-vested and performance-vested restricted stock for our LTI program and discontinued the use of long-term cash awards.

Our Executive Compensation Practices

Below we highlight certain executive compensation practices, both the practices we have implemented to drive performance, and the practices we have not implemented because we do not believe they would serve our stockholders’ interests.

Compensation Best Practices Resolute Follows
Pay for Performance—We tie pay to performance. A significant portion of total compensation to executives is at risk and not guaranteed. We have established clear financial goals for corporate performance and differentiate based on individual achievement. In establishing goals, we select performance metrics that drive both our short-term and long-term corporate strategy in accordance with our strategic plan.
Conservative Executive Compensation Increases—Historically, the intent of the Committee is to provide overall increases in total compensation for the executives which are well within market appropriate ranges.
External Benchmarking—We use competitive compensation data based on an appropriate group of peers and other relevant survey data to make compensation decisions, including the use of two relevant peer groups for purposes of establishing market compensation levels and evaluating share price performance.
Mitigate Undue Risk—We mitigate undue risk associated with compensation, including utilizing caps on potential payments, retention provisions, multiple performance targets and robust board and management processes to identify risk.
Double Trigger—All employment agreements and incentive award agreements for NEOs and other senior executives require a change in control followed by a termination of employment before cash severance benefits are triggered.
No Perquisites—We do not provide perquisites to our executive officers. All other compensation values included in the Summary Compensation Table are related to cost of benefits.
Regular Review of Share Utilization—We evaluate share utilization by reviewing overhang levels (dilutive impact of equity compensation on our shareholders) and annual run rates (the aggregate shares awarded as a percentage of total outstanding shares).
Equity Ownership Guidelines—We require our directors and executive officers to acquire and maintain prescribed levels of ownership of our stock in order to align their interest with those of our stockholders.
No SERP Program—We do not offer SERPs to our current executives.
Minimum Vesting Requirements—We have instituted minimum vesting requirements for all equity-based compensation awards.
Independent Compensation Consulting Firm—The Compensation Committee benefits from its utilization of an independent compensation consulting firm, Longnecker & Associates (“L&A”), which provides no other services to the Company.
12

Annual Say on Pay Votes—We hold an annual say on pay vote, and the Compensation Committee considers the results of such non-binding vote in making prospective compensation decisions.
Policies Against Hedging and Pledging Stock—We have policies in place that prohibit our executives and directors from hedging Company securities and prohibit executives and directors from pledging Company securities as collateral for a loan without first obtaining pre-clearance from the Company’s Compliance Officer.
Clawback—“Clawback” provisions are applicable to all NEOs and other senior executives through the terms of their employment agreements.

Unfavored Practices Resolute Does Not Follow
No Excise Tax Gross-Ups Upon Change in Control
No Repricing of Underwater Stock Options
No Hedging Transactions or Short Sales by Executive Officers or Directors Permitted
No Guaranteed Bonus or Retention Bonus for Executive Officers
Severance Multipliers not Greater than 3x for any Executive Officer

Compensation Philosophy—Resolute Pays for Performance

The core principle of our executive compensation philosophy is to pay for performance. The Company believes that the most effective compensation program is one that rewards all employees, not just executives, for the achievement of short-term and long-term strategic goals that are aligned with the stockholders’ interests. As a result, the Company’s compensation philosophy is to provide all employees with cash incentives or a combination of cash and equity-based incentives that foster the continued growth and overall success of the Company and encourage employees to maximize stockholder value.

The Company implements its executive compensation philosophy through the following specific objectives:

•	To attract, retain and motivate highly qualified and experienced individuals;

•	To provide financial incentives through an appropriate mix of fixed and variable pay components to achieve the organization’s key financial and operational objectives;

•	To ensure that a significant portion of total compensation is performance-based compensation; and

•	To offer competitive compensation packages that are consistent with the Company’s core values, including the balance of fairness to the individual and the organization, and the demand for commitment and dedication in the performance of the job.

We consider an inability to attract or retain qualified motivated employees to be a significant risk for the Company as we operate in a highly competitive industry for talent. In approving elements of the compensation program, the Compensation Committee and the Board prefer a balancing of factors, so that no single performance metric becomes an overriding influence. For that reason, the incentive compensation program described below balances a number of metrics. Our STI compensation program measures annual operational performance while our LTI compensation program generally measures relative stock performance over a multi-year period. With respect to performance-vested shares granted under our LTI compensation program, vesting is based on achievement of total

13

shareholder return goals over a one-, two- and three- year period, in order to discourage a short-term focus at the expense of long-term results by our senior executives, including the NEOs.

Accordingly, our executive compensation program is heavily weighted toward performance-based compensation. In 2017, 88% of total direct compensation to our CEO was provided through incentive-based compensation, while 86% of NEO compensation was incentive-based, based on compensation information contained in the Summary Compensation Table below.

The following charts display the mix of total compensation components of Resolute for the CEO and the other NEOs in 2017. This includes 2017 base salaries, annual incentive cash bonuses, time and performance-based long-term incentives, and all other compensation. As Resolute is focused on the alignment of the interests of its executives with the interests of stockholders, a significant majority of compensation is provided through incentive-based compensation, with metrics intended to drive long-term Company growth. Any value to be realized by these awards is contingent upon the Company’s operational performance and stock price performance, and as such is both aligned with stockholder interests and “at -risk”.

The chart also displays the performance-based STI and LTI components (including time-vested and performance-vested restricted stock):

2017 TOTAL COMPENSATION MIX

In 2017, the Compensation Committee and the Board established the composition of the long-term incentive grants to the CEO and other NEOs such that 100% of the long-term incentive grants were granted in the form of restricted stock, consisting of a combination of time-vesting restricted stock, performance-vesting restricted stock, and outperformance awards. For the CEO’s and NEOs’ 2017 awards, 50% were in the form of time-vesting restricted stock and 50% performance-vesting restricted stock. We believe the performance-vesting component of the restricted stock awards maintained a substantial “at- risk” portion of CEO and NEO compensation, thereby aligning total compensation to stockholder returns.

14

Performance in 2017

While the Resolute management team was able to deliver strong operational results in 2017 and accomplish several strategic imperatives, certain of its STI metrics fell below target. When measuring the actual results of metrics specifically assigned to our annual STI Compensation Program, overall performance was above target on LOE (where performance exceeded the stretch level) and was below target with respect to production, G&A expense and capital effectiveness (see tables on page 22). This resulted in an average Company metric performance of approximately 85.3%. The Compensation Committee and the Board took this Company performance into account when assessing individual performance under our STI plan and determined that individual awards for executive officers would also be at approximately 85.3% of target. As a result, STI awards to the NEOs were paid out at 85.3% of target.

Favorable Equity Award Concentration Ratios

Over 51% of our equity awards in each of 2015, 2016 and 2017 were granted to employees other than our NEOs, and grants to our CEO in each of those years comprised less than 20% of the overall awards.

Process for Establishing Executive Compensation

Role of the Board and the Compensation Committee

The Board has the responsibility to maintain an executive compensation program that fairly and appropriately compensates the Company’s executive officers while providing value to the stockholders. This value depends substantially on the performance of our executive officers and other key employees. The loss of any member of the senior management team or other key employees could negatively affect our ability to execute our business strategy. We believe that our key executives have played a vital role in guiding the Company through the volatile commodity price cycle to date and the retention of those key executives is crucial to continue the growth in stockholder value.

The Board also has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy, as described above under “Compensation Philosophy—Resolute Pays for Performance.” The Board has delegated its responsibilities with respect to development of a compensation program and primary implementation of that program to the Compensation Committee, which consists entirely of independent directors and meets regularly (nine times in 2017). The Compensation Committee reviews the Company’s executive compensation programs no less frequently than annually to ensure that the program is consistent with the objectives described above. The Compensation Committee is solely responsible for determining the compensation of the Chief Executive Officer and also makes recommendations to the Board regarding the compensation of the other executive officers. The Compensation Committee has also retained the responsibility for determining the compensation of the Executive Chairman in light of his past service as Chief Executive Officer. The Compensation Committee also makes recommendations to the Board regarding awards under the 2009 Performance Incentive Plan, as amended (the “Incentive Plan”). Generally, the types of compensation and benefits provided to the Company’s executive officers are similar to those provided to the Company’s other officers and employees, although the LTI awards to officers and senior employees are subject to performance requirements not applicable to other employees. The Company does not have any compensation plans that are solely for executive officers.

Importance of Shareholder Feedback

The Company values and carefully considers the feedback it receives from stockholders. At our 2017 annual meeting of stockholders, the compensation of our named executive officers was approved by approximately 87% of the votes cast on that proposal (excluding broker non-votes). We engage in regular discussions with our stockholders on many aspects of our business, including compensation matters. In 2017 we met with several of our largest stockholders and received favorable feedback on our compensation programs. We believe that the reinstatement of STI and LTI target percentages in 2017 was warranted based on our strong operational performance in 2016 and into 2017 as well as the stabilized commodity price environment. We will continue to dedicate significant efforts to ensure our executive compensation programs remain appropriate and properly reward and retain executives for performance, particularly in a volatile commodity price environment, and in a manner consistent with feedback received from stockholders, compensation programs of industry peers and advice from compensation experts.

15

Role of Management

The Chief Executive Officer plays a key role in determining executive compensation for the other NEOs and other officers. The Chief Executive Officer generally attends the meetings of the Compensation Committee at which executive compensation other than his own is being discussed and makes recommendations to the Compensation Committee. In arriving at his recommendations, the Chief Executive Officer evaluates the performance of each executive and solicits input from the peers of such executives and others, if necessary. This evaluation is shared with the Compensation Committee and forms the basis for his recommendation. These recommendations are considered by the Compensation Committee and the Board, along with other relevant data, in determining the base salary, annual cash incentives, long-term equity incentives, and benefits and perquisites for such executives.

Role of Independent Compensation Consultant

The Compensation Committee has sole authority to select, retain and terminate any compensation consulting firm to assist in deliberations regarding executive compensation. The Compensation Committee has retained L&A since 2012.

L&A provides various executive compensation services to the Compensation Committee. Generally, these services include advising the Compensation Committee on the principles of our executive compensation program and providing market information and analysis regarding the competitiveness of our program design and the compensation awarded in relationship to performance. The NYSE has adopted guidelines for compensation committees to consider when identifying Compensation Committee advisor independence. The Compensation Committee has reviewed these guidelines and determined that L&A is an independent consultant under these guidelines. This independence was confirmed in writing by L&A. L&A performs no services for the Company other than those specific to assignments requested by the Board and Compensation Committee regarding executive and non-employee director compensation. Our management communicates with L&A and provides data to L&A regarding our employees and executive officers, but does not direct L&A’s activities.

During late 2016 and early 2017, the Compensation Committee engaged L&A to assist in providing a comprehensive assessment of our compensation programs for 2017. The Compensation Committee sought advice from L&A regarding base salary, annual bonus, the nature and amount of long-term incentives, performance measures for short-term and long-term incentives, identification of representative peer groups and general market data. Specifically, L&A performed the following services for the Committee:

•	Conducted an evaluation of the total compensation for our Executive Chairman and Chief Executive Officer;

•	Conducted an evaluation of the total compensation for our non-employee directors;

•	Conducted an evaluation of the total compensation for our executive officers and a certain number of employees, including our NEOs;

•	Advised the Compensation Committee on current trends in executive compensation programs among energy companies in a more stabilized commodity price environment, particularly with respect to the STI and LTI compensation programs;

•	Presented information regarding regulatory developments affecting executive compensation programs in our market;

•	Assisted with the analysis and selection of peer group companies for compensation purposes;

•	Assisted in the development of the structure of the 2017 LTI compensation program;

•	Reviewed the annual STI plan; and
16

•	Assisted in the drafting and review of the 2017 Compensation Discussion and Analysis and compensation tables for the annual proxy statement.

At the conclusion of its work, L&A recommended a continued focus on total direct compensation as a means to achieve the compensation objectives outlined above, while remaining competitive with the external market.

Benchmarking and Peer Group Comparison

Consistent with our goal of providing competitive compensation to incentivize and retain executive talent, the Compensation Committee compares each element of compensation of our NEOs to that of similarly situated executives at peer companies and other companies within our industry that we believe are reflective of our business and with which we compete for talent. When setting executive compensation levels, the Compensation Committee aims to pay base salaries near the midpoint of such peer and industry companies, although adjustments are made for such things as experience, market factors or exceptional performance, among other factors. The Compensation Committee aims to provide a total compensation, including annual incentive compensation and long-term incentive compensation, between the 50th and 75th percentile of total compensation at comparable companies if performance targets are met and at or above the 75th percentile if targets are significantly exceeded.

The Compensation Committee sets the compensation peer group annually based upon the group of companies with which the Company competes for talent, and makes modifications as required to accommodate new companies or consolidations in the oil and gas exploration and production industry in the areas where the Company operates. With the assistance of L&A and management, the Compensation Committee established the following peer group for compensation purposes for 2017:

2017 Peer Group
Company Name	Company Ticker	Revenue[1]	Assets[1]	Market Cap[1]	Enterprise Value[1]
RSP Permian, Inc.	RSPP	$803.7	$6,270.2	$6,451.8	$7,883.8
Centennial Resource Development, Inc.	CDEV	$429.9	$3,616.6	$5,152.5	$5,520.5
Matador Resources Company	MTDR	$544.3	$2,145.7	$3,376.0	$4,016.4
PDC Energy, Inc.	PDCE	$921.6	$4,419.9	$3,367.6	$4,287.5
Jagged Peak Energy Inc.	JAG	$187.8	$946.3	$3,360.0	$3,391.1
Laredo Petroleum, Inc.	LPI	$822.2	$2,023.3	$2,539.2	$3,959.3
SM Energy Company	SM	$1,129.4	$6,176.8	$2,464.7	$4,928.6
Extraction Oil & Gas, Inc.	XOG	$604.3	$3,384.7	$2,462.0	$3,437.4
Callon Petroleum Company	CPE	$366.5	$2,693.3	$2,452.3	$2,985.8
QEP Resources, Inc.	QEP	$1,622.9	$7,394.8	$2,305.7	$3,547.7
SRC Energy Inc.	SRCI	$326.3	$2,079.6	$2,058.6	$2,263.5
Carrizo Oil & Gas, Inc.	CRZO	$745.9	$2,778.3	$1,733.4	$3,643.1
Halcón Resources Corporation	HK	$378.0	$1,643.6	$1,120.9	$949.3
Resolute Energy Corporation	REN	$303.5	$641.9	$695.0	$1,339.3
Bill Barrett Corporation	BBG	$252.8	$1,390.7	$566.2	$1,079.5
Approach Resources, Inc.	AREX	$105.3	$1,099.6	$268.7	$643.9

(1)	As of 12/31/2017

L&A compiled compensation data for the peer group from the summary compensation tables within peer group proxy statements, as well as narrative disclosures in the CD&A sections. The consultant also provided published survey compensation data from multiple sources, including the following surveys: Economic Research Institute, Mercer, Inc. Energy Survey, Kenexa, Towers Watson and L&A’s Energy LTI Survey. For each survey, L&A adjusted the data to appropriately reflect companies of a similar size to the Company.

For each element of compensation for which data was available, L&A averaged the 25th percentile from the peer group and the published survey data to approximate the 25th percentile for the “market.” A similar process was used to establish the 50th and 75th percentiles. The combination of published survey data and peer compensation

17

data was then used to compare the compensation of our NEOs to comparably titled persons at companies within our peer group and in the survey data.

Compensation Components

General Structure

The total direct compensation paid to our NEOs consists of three elements: base salary, annual short-term incentive compensation and long-term equity and equity-related compensation. In establishing executive compensation, base salaries are expected to be targeted near the midpoint of a range established by peer and industry review, although adjustments are made for such things as experience, market factors or exceptional performance, among other factors. Potential total compensation, including annual incentive compensation and long-term incentive compensation, is normally expected to be between the 50th and the 75th percentile of total compensation at comparable companies only if performance targets are met and at or above the 75th percentile if performance targets are significantly exceeded.

These elements provide our Compensation Committee with a platform to reinforce our pay-for-performance philosophy to address our business needs and goals with appropriate flexibility. In addition, our NEOs are eligible for limited types of other compensation and benefits, such as health and welfare benefits that are broadly available to our employees.

As discussed above, the core principle of our executive compensation philosophy is to pay for performance. Accordingly, our executive compensation program is heavily weighted toward performance-based compensation. It is the Compensation Committee’s policy to provide incentives that promote both our short-term and long-term financial objectives that are appropriate to the nature of our assets. Short-term incentive compensation is designed to reward achievement of short-term objectives, while the long-term incentive compensation is intended to encourage employees, particularly executives, to focus on our long-term goals. Base salary, annual cash bonuses and equity or equity-based awards have traditionally been the primary components of our compensation program and we believe that attention to all three elements is important to retain our existing personnel and to attract and hire new employees. As to any given individual, the factors considered in any compensation decision include, but are not limited to, the complexity of that individual’s job, the person’s dedication and demonstrated contribution of value to the Company, competitive pressures in the marketplace and his or her relative performance compared to peers within the Company.

The table below describes each component of compensation for which our NEOs are eligible, the key characteristics of each such component and the percentile targeted.

Component	Purpose of Component	Key Characteristics	Benchmark
Base Salary	Base level of compensation which is determined based on an executive’s performance, experience and tenure, as well as the competitive market for talent.	Fixed compensation which is reviewed by the Compensation Committee annually.	50th Percentile
STI Annual Incentive Award	Motivates executives to achieve short-term business goals and objectives which ultimately drive long- term Company performance.	At-risk compensation which is based on the achievement of annual corporate and individual goals and objectives.	50th to 75th Percentile
LTI Time-Vested Equity Awards	Reinforces a strong link between executives and stockholders through equity ownership and functions as a highly effective retention tool by reducing the volatility of incentive awards in an unpredictable market.	Long-term incentive award which time vests ratably over a three year period.	50th to 75th Percentile
18

Component	Purpose of Component	Key Characteristics	Benchmark
LTI Performance- Vested Equity Awards	Motivates executives to increase stockholder value creation and develop the Company for continued long- term success. Promotes a strong link between the interests of our executives and stockholders.	At-risk compensation which is tied to the relative stock performance as compared to similar companies over a three year period.	Up to 75th Percentile
All Other Compensation	Provides benefits intended to enhance employee health which further assists in our efforts to attract and retain qualified executives.	Includes health and welfare plans and minimal perquisites.	Minimal

Setting the Company’s Executive Compensation Levels and Pay Mix

Executive compensation is reviewed by the Compensation Committee no less frequently than annually. Compensation is based on the objectives described above and to include as integral components: base salary, and short-term and long-term incentive-based cash and non-cash compensation, which together comprise total direct compensation. In setting executive compensation, the Compensation Committee considers the aggregate compensation payable to an executive officer and the form of that compensation. The Compensation Committee seeks to achieve the appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives. The Compensation Committee may decide, as appropriate, to modify the mix of base salary, annual cash incentives and long-term equity incentives to best fit an executive officer’s specific circumstances. For example, the Compensation Committee may make the decision to award more cash and not award an equity grant. The Compensation Committee may also increase the size of equity grants to an executive officer if the total number of career equity grants does not adequately reflect the executive’s current position with the Company.

Annual cash incentive and equity or equity-based incentive awards are designed to reflect progress toward company-wide financial goals and personal objectives, as well as salary grade level, and to balance rewards for short-term and long-term performance. LTI compensation is used to reward and to encourage long-term performance and an alignment of interests between the individual, the organization and the stockholders. LTI grants are used not only to reward prior performance, but also to retain executive officers and other employees and provide incentives for future exceptional performance. Annual cash incentives and equity or equity-based incentive awards are normally targeted at the upper end of the range established by peer and industry review such that an individual’s total compensation may move from the median to the high end of ranges established with reference to peer data to the extent that business success makes long-term incentive awards more valuable.

In determining the allocation between short-term and long-term incentive compensation for executive officers, the Compensation Committee engages in an individual analysis for each executive. Factors affecting compensation decisions include:

(i)	the Company’s annual performance;

(ii)	impact of the executive’s performance on the Company’s results;
19

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

The Compensation Committee also takes into consideration the fact that, although our officers are responsible for specific business functions, together they share responsibility for the performance of the Company. We consider an inability to attract or retain qualified motivated employees to be a significant risk for the Company as we operate in a highly competitive industry for talent. As we seek to attract and retain the best talent available, we also wish to have employees view employment at the Company as a career decision. It takes a long period of time and a significant investment to develop the experienced executive talent necessary to succeed in the oil and gas business; senior executives must have experience with all phases of the business cycle to be effective leaders. We have a very experienced executive team, many members of which have been in the oil and gas industry for thirty years or more, and we believe that retention of our executives and key employees is particularly crucial at this time to continue to guide the Company through this volatile commodity price cycle and to drive continued growth in stockholder

Base Salary

The Company provides executive officers with a base salary to compensate them for services rendered during the fiscal year. Base salaries for executive officers are based upon each individual’s responsibilities, experience and performance, taking into account among other things, data provided by L&A based on similarly situated employees at peer group companies, the individual’s initiative, contribution to our overall performance, managerial ability, handling of special projects and industry and overall market conditions. The Compensation Committee’s evaluation of each executive officer’s performance is subjective; no specific written criteria or formulas, and no pre-determined targets, are used in determining base salary. The factors considered in compensation decisions are not weighted, but are viewed collectively. Base salaries for executive officers generally are reviewed annually for possible adjustment, but are not necessarily changed each year. The Compensation Committee is responsible for determining the base salary for the Chief Executive Officer, and the Chief Executive Officer recommends the base salaries for the other executive officers which are then reviewed and approved by the Compensation Committee and the Board. The decisions with respect to salaries for the NEOs reflect responsibilities associated with public company status, experience levels, and other factors. In determining base salaries, the Compensation Committee also reviews data presented by L&A, referred to in the “Benchmarking and Peer Group Comparison” section above.

The following tables set forth base salaries for our respective NEO groups in 2016 and 2017.

2016 Base
Executive	Salary
Nicholas J. Sutton	$590,000
James M. Piccone	$415,000
Richard F. Betz	$350,000
Theodore Gazulis	$350,000
Michael N. Stefanoudakis	$300,000
Total	$2,005,000
20

2017 Base
Executive	Salary
Richard F. Betz	$485,000
James M. Piccone	$415,000
Theodore Gazulis	$350,000
Michael N. Stefanoudakis	$350,000
Bob D. Brady, Jr.	$325,000
Total	$1,925,000

Short-Term Incentive (STI) Compensation

Annual short-term incentive cash bonuses are performance based and are intended to promote the achievement of annual business objectives that the Compensation Committee expects to increase stockholder value. Currently, all eligible employees participate in an annual bonus plan with the same performance objectives as those used for executive officers.

In February 2017, in connection with the Company’s annual compensation cycle, the Compensation Committee asked L&A to evaluate the structure of the Company’s STI Compensation Program. In view of the trends in cash bonus programs of the Company’s industry peers and the market generally, L&A recommended that the Company maintain the general structure of its STI Compensation Program but adjust the target percentages to better reflect the improved market conditions. Accordingly, the Compensation Committee recommended, and the Board approved, a program that set bonus targets (based on a percentage of base salary) for the senior executives, and then decided which performance metrics would be used to determine whether bonus awards would be less than (the “threshold level”), equal to (the “target level”), or greater than (the “stretch level”) the target percentage. For 2017, the Compensation Committee also reviewed the STI target compensation percentages for all Company executive officers in relation to peer company and market data.

Based upon the recommendation of L&A, the Board and the Compensation Committee adjusted the STI target percentages to reflect improved market conditions. The 2017 NEO STI target percentages are indicated below:

2017
STI Target
(As % of
Executive	Base Salary)
Richard F. Betz	125%
James M. Piccone	100%
Theodore Gazulis	100%
Michael N. Stefanoudakis	90%
Bob D. Brady, Jr.	80%

The Compensation Committee and Board approved a bonus pool equal to the aggregate of each eligible employee’s target bonus percentage multiplied by that employee’s base salary (the “Bonus Pool”). Fifty percent of the Bonus Pool was allocated to the “Company Performance Metrics Pool,” and 50% of the Bonus Pool was allocated to the “Individual Performance Metrics Pool.” The Bonus Pool may be increased or decreased depending on the Company’s performance relative to certain pre-established parameters.

In determining which performance metrics to use in evaluating the STI awards, the Compensation Committee concluded that short-term incentive compensation should be based on achievement of annual operational objectives rather than TSR, which can be greatly influenced by factors outside of any individual’s influence or control and which the Compensation Committee believes is more appropriately measured over the long-term. The Company’s performance-vesting long-term incentive awards are earned based on relative TSR.

For 2017, as in past years, the Compensation Committee utilized four key STI performance metrics outlined below: (i) oil and gas production, (ii) LOE, (iii) G&A expense, and (iv) the Company’s capital effectiveness and success in advancing its capital and strategic projects on time and on budget. The reason that these specific metrics were chosen is that the Board believes that they are the best metrics over which the officers and employees can exert some measure of control and which best measure the short-term operational and financial success of the Company. The table below indicates the relative weighting of specific metrics as well as the specific metric targets for the 2017 STI Plan:

Metric	Weighting	Threshold	Target	Stretch
Production (MMBoe)	18.75%	8.730	9.700	10.670
LOE (millions)	11.25%	$101.567	$92.334	$83.101
G&A Expense (as defined) (millions)	7.5%	$30.690	$27.900	$25.110
Capital Effectiveness	12.5%	Determined by Committee
Individual Performance	50%	Determined by Committee

The specific levels of the first three metrics that would trigger the threshold, target and stretch bonus payments are generally tied to the Company’s public guidance with respect to these metrics, as adjusted for certain events and transactions that the Board deems appropriate. The performance criteria for the target bonus were generally at the midpoint of the range of the Company’s public guidance, with the threshold and stretch bonuses being payable for performance that was less than or exceeded those expectations. The threshold and stretch values are set by management within ranges recommended by the Compensation Committee and approved by the Board. Performance that would qualify for bonuses at the threshold level is expected in normal operating circumstances. Performance satisfying the criteria for bonuses at the target level is believed to be achievable only with additional effort and results. Performance that would qualify for bonuses at the stretch level is believed to be achievable with extraordinary efforts and results. Generally, the bonus amount for the “threshold” level of performance is 50% of the target and the bonus amount for “stretch” level of performance is 150% of the target. Bonuses can range between these amounts based on the level of performance attained. There is generally no bonus payable with respect to a defined metric if the “threshold” level of performance is not met on that metric. In the case of capital effectiveness, the Company’s performance is measured by how well the Company executes on its capital plan, based on the recommendation of the Compensation Committee and approval by the Board. The concepts of threshold, target and stretch values will be applied on a discretionary basis with respect to the capital effectiveness metric, as recommended by the Compensation Committee and approved by the Board.

The Company Performance Metrics Pool was divided among eligible participants on a formulaic pro rata basis, although the Compensation Committee reserved the ability to adjust individual participants’ awards as the result of extraordinary individual contribution or lack thereof.

2017 STI Compensation Awards

The following table outlines the actual performance achieved relative to the targeted levels for each metric and the percentage of each metric awarded to the NEOs.

Metric	Targeted Performance	Actual Performance	% of Target Earned
Production (MMBoe)	9.700	9.156	71.95%
LOE (millions)	$92.334	$79.11	150.00%
G&A Expense (millions)	$27.900	$28.98	80.60%
Capital Effectiveness (discretionary)	n/a	n/a	50.00%
Individual Performance	n/a	n/a	85.3%

The following details each metric and provides an explanation of the assessment of 2017 performance by the Compensation Committee and the Board:

Aggregate Production: The production target represents 37.5% of an individual’s Company Performance Target Amount, or 18.75% of an individual’s total Target STI Amount. The target value of performance for 2017 (as adjusted for the Delaware Basin Bronco Acquisition and the Aneth Disposition) was annual production of 9.700 MMBoe, while the threshold value for production was 8.730 MMBoe and the stretch value was 10.670 MMBoe, or 10% above and below the midpoint of public guidance. The Company’s 2017 aggregate oil and gas production was 9.156 MMBoe, below the midpoint but above the low end of public guidance and thus achieving 71.95% of the target level of performance for this metric.

Lease Operating Expense: The LOE target represents 22.5% of an individual’s Company Performance Target Amount, or 11.25% of an individual’s total Target STI Amount. LOE for this purpose means lease operating expenditures excluding charged overhead expense and production related taxes. The 2017 midpoint of our guidance (as adjusted for the Delaware Basin Bronco Acquisition and the Aneth Disposition) was $92.334 million, threshold value was $101.567 million, and the stretch value was $83.101 million. The Company’s 2017 aggregate LOE expense was $79.11 million, below (better than) the stretch value, and thus achieving 150% of the target level of performance for this metric.

General and Administrative Expenses: The G&A target represents 15% of an individual’s Company Performance Target Amount, or 7.5% of an individual’s total Target STI Amount. G&A for purposes of the 2017 STI Plan are the costs of running the business that are not specific to purchasing a particular asset or pursuing a particular project. G&A is reduced by overhead reimbursement and capitalized expenses, and excludes charges related to awards under our long-term incentive compensation program. The 2017 midpoint of our G&A guidance (adjusted for certain Board approved expenditures) was approximately $27.900 million. The threshold value was $30.690 million and the stretch value was $25.110 million, or 10% above and below the midpoint of our guidance, as adjusted. The Company’s aggregate G&A expense as adjusted for compensation purposes for 2017 was determined to be $28.98 million, higher than the midpoint of public guidance but above the threshold value, and thus achieving 80.60% of the target level of performance for this metric.

Effectiveness of Capital: The capital effectiveness metric represents 25% of an individual’s Company Performance Target Amount, or 12.5% of an individual’s total Target STI Amount. Achievement of planned capital projects in an effective and efficient manner is the starting point for determining the level of achievement for this metric. However, over the course of the year capital budgets may be adjusted as certain projects are delayed and other opportunities that were not foreseen at the outset of the year materialize. The capital effectiveness metric is somewhat subjective in nature. For 2017, the Board initially approved a capital budget of $210 million to $240 million (excluding capitalized interest), primarily focused on a two rig drilling program spudding 22 gross wells in the Delaware Basin. This original capital program did not contemplate the Delaware Basin Bronco Acquisition or any related capital activities or the expansion of our 2017 capital program. Our 2017 capital guidance range was adjusted to $290 million to $305 million to take into account these additions. The Company’s aggregate capital expenditures for 2017 were $302.3 million. Despite the Company’s successful execution of the 2017 capital program in light of the changes to the program during 2017, the Compensation Committee and the Board concluded that management underperformed for this metric as a result of cost overruns in the base capital program. As a result, the capital effectiveness metric was determined by the Board, based on the recommendation of the Compensation Committee, to have been achieved at 50% of the target level of performance for 2017.

Company Performance Metrics Pool (Aggregate): The above weighting and grading resulted in the bonus pool receiving approximately 85.3% of the Bonus Pool allocated to Company performance.

Individual Performance: The other 50% of the Bonus Pool (the Individual Performance Metrics Pool) was allocated according to the Compensation Committee’s and the Board’s assessment of individual and group performance measured against defined goals and objectives (and based on management recommendation and discretion with respect to all employees other than executive officers). This portion of the bonus determination is more subjective than the performance metrics described above, which are inherently more formulaic, but the Compensation Committee believes that motivating and rewarding superior performance is not a matter of “one size fits all.” Effective discretion in this regard is a significant component of good management.

STI compensation for Company performance is primarily based on the performance metrics discussed above whereas individual performance STI is more directed to personal achievements. Nonetheless, in the case of the most senior officers, separating personal performance from Company results is difficult. The Compensation Committee and the Board believe that the senior group is responsible for overall Company performance. Given the overall performance of the Company with respect to the Company STI performance metrics of 85.3%, the Compensation Committee and Board believed that the personal performance percentage for the Company’s executive officers, including each Named Executive Officer, should be set at approximately the same level. Accordingly, the personal performance percentage for the NEOs for 2017 was determined to be 85.3%.

The following table reflects the final 2017 STI awards for the NEOs:

Executive	2017 STI Target	Actual 2017 STI Payment	Actual as % of Target
Richard F. Betz	$606,250	$517,131	85.3%
James M. Piccone	$415,000	$353,995	85.3%
Theodore Gazulis	$350,000	$298,550	85.3%
Michael N. Stefanoudakis	$315,000	$268,695	85.3%
Bob D. Brady, Jr.	$260,000	$221,780	85.3%

Long-Term Incentive (LTI) Compensation

The Company issues LTI awards under the Incentive Plan. The purpose of the Incentive Plan is to promote the success of the Company and the interests of its stockholders by providing an additional means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons (including consultants and advisors) through the grant of incentive awards. Equity and equity-based awards align the interests of award recipients and the Company’s stockholders and, because they generally vest over several years, better enable the Company to retain personnel to help us accomplish our strategic goals over the longer term. As with base salary and short-term incentive compensation, the long-term awards granted to each recipient are determined by several factors. These factors include our need to retain a specific employee, the employee’s performance, the employee’s ability to add value to our enterprise and the compensation data from our peer group.

2017 LTI Compensation Program

In connection with the 2017 yearly compensation cycle, the Compensation Committee engaged L&A to again evaluate the structure of the Company’s LTI compensation program. In view of the trends in equity programs of the Company’s industry peers and the market generally, including a more stabilized commodity price environment and the Company’s improved stock price in 2016, L&A recommended that the Company amend its LTI compensation program for 2017 to reinstate its past practices of granting awards in the form of restricted stock, such that, with respect to equity awards granted to the NEOs, one-half of the shares of restricted stock would be granted as Time-Vested Shares and one-half of the shares would be granted as Performance-Vested Shares, thus further aligning total NEO compensation to stockholder returns. The Compensation Committee and Board followed the approach suggested by L&A with respect to NEO awards for 2017 as described below.

2017 LTI Awards

The 2017 NEO restricted stock awards consist of grants of restricted stock, one-half of which vest by the passage of time (“Time-Vested Shares”) and one-half of which vest only upon achievement of specified thresholds of cumulative total shareholders return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”).

A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of our Common Stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of 11 peer companies. The Time-Vested Shares vest automatically in three installments upon vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the date of grant; provided that the recipient continues to be employed on such date. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the date of grant; provided that the recipient continues to be employed at that date. The Performance-Vested Shares vest only upon achievement of specified thresholds of cumulative TSR as compared to a specified peer group. The 2017 Performance-Vested Shares vest on a sliding scale from 50% vesting for performance at the 33rd percentile level relative to peers (with zero vesting below the 33% level) to 100% vesting for performance at the 50th percentile level. Performance-Vested Shares that are eligible to vest on a vesting date but do not qualify for vesting become eligible for vesting again on the next vesting date. All Performance-Vested Shares that do not vest as of the final vesting date will be forfeited on such date. For the 2017 NEO restricted stock awards, the first vesting date was March 8, 2018. The remaining tranches will be eligible for vesting on each successive March 8, with the final tranche eligible for vesting on March 8, 2020.

The 2017 NEO restricted stock awards also consist of the right to earn additional shares of Common Stock upon achievement of a higher TSR Percentile (“Outperformance Shares”). The Outperformance Shares are earned in increasing increments based on a TSR Percentile attained over a specified threshold. Outperformance Shares may be earned on any vesting date to the extent that the applicable TSR Percentile ranking thresholds are met in three installments on the vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the date of grant. The Outperformance Shares shall be issued on a sliding scale beginning for performance at the 50th percentile level relative to peers, up to potential issuance of the full number of Outperformance Shares for performance at the 100th percentile level. Outperformance Shares that are earned at a vesting date will be issued to the recipient; however, prior to such issuance, the recipient is not entitled to stockholder rights with respect to Outperformance Shares. Outperformance Shares that are eligible to be earned but remain unearned on a vesting date become eligible to be earned again on the next vesting date. The right to earn any theretofore unearned Outperformance Shares terminates immediately following the final vesting date. The following peer group was approved for TSR ranking purposes for the 2017 equity grants:

Approach Resources, Inc. (AREX)	Laredo Petroleum, Inc. (LPI)
Callon Petroleum Company (CPE)	Matador Resources Company (MTDR)
Carrizo Oil & Gas Inc. (CRZO)	PDC Energy, Inc. (PDCE)
Centennial Resource Development, Inc. (CDEV)	Parsley Energy, Inc. (PE)
Diamondback Energy, Inc. (FANG)	RSP Permian, Inc. (RSPP)
Jagged Peak Energy Inc. (JAG)

The Compensation Committee determined in consultation with L&A that this group of companies was appropriate as a peer group for TSR purposes because it was comprised of the small and mid-cap companies with significant Permian operations competing for public investor interest and capital.

Our NEOs were granted the following LTI awards in respect of 2017:

Executive Officer	Number of Time- Vested Restricted Stock Awards	Number of Performance- Vested Restricted Stock Awards	Number of Out Performance Awards
Richard F. Betz.	25,440	25,439	25,439
James M. Piccone	21,768	21,767	21,767
Theodore Gazulis	17,211	17,211	17,211
Michael N. Stefanoudakis	16,064	16,063	16,063
Bob D. Brady, Jr.	10,655	10,654	10,654

Aggregate awards of 529,346 shares of restricted stock were made to all Company employees and non-employee directors in 2017, including the above awards to the NEOs.

The vesting schedule for the above awards continues as long as the recipient is employed by the Company or, in the case of Mr. Gazulis, effects a qualifying retirement. Any unvested shares are forfeited upon a recipient’s termination of employment with the Company, other than in the event of a qualifying retirement. Upon death or disability, all Time-Vested Shares and Performance-Vested Shares shall vest, but any unearned Outperformance Shares are no longer eligible to be earned. Upon a change in control (as defined by the Incentive Plan), all Time-

Vested Shares and Performance-Vested Shares may vest, at the discretion of the Board, on the terms set forth in the Incentive Plan, and any unearned Outperformance Shares will vest only to the extent that the applicable performance thresholds are met in the change in control transaction. Vesting will automatically accelerate on an individual’s death or disability or under certain other events such as dissolution of the Company. The vesting of the shares of restricted stock also accelerates under certain circumstances described in the Employment Agreements for each NEO, as described below. All shares of restricted stock are subject to forfeiture if the NEOs do not continue to be employed at specified dates in the future and if certain performance metrics are not satisfied.

2017 LTI Percentages

In addition to the change in the type of LTI awards granted to the NEOs in 2017, the Compensation Committee, with the assistance of L&A, reviewed the LTI percentage targets for all executive officers and certain Company employees based on peer company and market data. Following such review, and based on the Company’s strong operational performance in 2016, a more stabilized commodity price environment, it was determined that adjustments to LTI target percentages was necessary to be consistent with the Company’s compensation philosophy. Additionally, Mr. Betz’s LTI percentage target was further increased from 2016 to 2017 to reflect his new role as Chief Executive Officer effective January 1, 2017. The 2017 NEO LTI target percentages are indicated below:

Executive	2017 LTI Target (As % of Base Salary)
Richard F. Betz	400%
James M. Piccone	400%
Theodore Gazulis	375%
Michael N. Stefanoudakis	350%
Bob D. Brady, Jr.	250%

Other Elements of Compensation

Retirement Programs; No Supplemental or Executive-only Arrangements

All of the Company’s full time employees (including the Company’s executive officers) are eligible to participate in a 401(k) plan. The Company has no defined benefit pension plans, supplemental executive retirement plans or nonqualified deferred compensation plans.

Welfare Programs; No Supplemental or Executive-only Arrangements

The Company offers a variety of health and benefit programs to all employees, including medical, dental, vision, life insurance and disability insurance. The Company’s executive officers are generally eligible to participate in these employee benefit plans on the same basis as the rest of the Company’s employees.

No Excise Tax Gross-ups or Meaningful Perquisites

The Company does not provide excise tax gross-ups or meaningful perquisites to its employees, including the executive officers.

Limited Severance Arrangements

In order to promote the retention of our executive leadership team, particularly in the event of a potentially disruptive corporate transaction, the Company provides customary but limited severance arrangements to its NEOs. The terms of these arrangements are described below under “Potential Payments Upon Termination or Change in Control of Resolute.”

Compensation Policies and Practices

Compensation Programs and Potential of Risks

At least annually, the Compensation Committee assesses the compensation policies and practices applicable to our employees, including our executive officers, and considers whether such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

We believe our compensation programs strike the appropriate balance between the short-term and long-term performance of the Company. Our executive compensation program incorporates performance goals related to a wide range of operational, financial and individual performance measures. By diversifying the performance measures and time horizons for assessing performance, we mitigate the risk of significant compensation payments based on accomplishments in one area that may have negative consequences on our business as a whole. The Compensation Committee and Board have determined that the risks arising from its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Tax Deductibility of Compensation

Our performance-based incentive compensation programs were designed to permit the Company to deduct compensation expense under Section 162(m) of the Internal Revenue Code, which historically limited the tax deductibility of annual compensation paid to executives to $1 million, unless the compensation qualified as “performance-based,” although the Company reserved the right to pay compensation that did not qualify as “performance-based” from time to time. Federal legislation passed on December 22, 2017 repealed the exemption from Section 162(m)’s deduction limit for “performance-based” compensation and the limitation on deductibility generally was expanded to include all individuals who are considered NEOs in any year beginning after December 31, 2016. As a result, compensation paid to our NEOs in excess of $1 million may not be deductible for taxable years commencing after December 31, 2017, subject to limited transition relief for arrangements in place as of November 2, 2017, the scope of which is uncertain. Further, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will. Despite the change in law, the Compensation Committee intends to continue to implement compensation programs that it believes are competitive and in the best interests of the Company and its stockholders.

Stock Ownership Guidelines

The Compensation Committee recommended and the Board approved stock ownership guidelines for directors and the executive management team in order to further align the interests of our directors and officers with those of our stockholders. The policy was effective as of April 1, 2014, and individuals have five years to reach the following stock ownership guidelines: (i) Chief Executive Officer and Executive Chairman: 6x base salary, (ii) Other NEOs: 3x base salary, (iii) Vice Presidents: 2x base salary, and (iv) directors: 3x the annual cash retainer. Stock actually owned, as well as stock awarded under time-vested restricted stock awards, is included for purposes of satisfying these guidelines. Stock values are determined based on the value of the stock at the time it was acquired by the individuals. Currently, each of the NEOs, our Executive Chairman and except for Mr. Benton and Ms. Pasque, who were each appointed to the Board on August 1, 2017, all of our independent directors have achieved the stock ownership guidelines.

Policies Against Hedging and Pledging Stock

Under the terms of our Insider Trading Policy that is applicable to our NEOs and directors, such persons are prohibited from engaging in hedging transactions that are designed to hedge or offset a decrease in market value of such person’s Common Stock in the Company. We prohibit such conduct because to allow such activity the officer could then no longer be exposed to the full risks of ownership and may no longer have the same objectives as the Company’s other stockholders.

In addition, our NEOs and directors may not hold their Company securities in a margin account and may not, without prior approval and in very limited circumstances, pledge Company securities as collateral for any other loan. The only exception to the prohibition on pledging securities may exist in the case of a non-margin loan where the officer or director was clearly able to demonstrate the financial ability to repay the loan without resort to the pledged securities, and only if such pledge was pre-approved by our Compliance Officer. Other than 6,792 shares pledged as collateral for a loan by one of our directors, which was pre-approved by the Company’s Compliance Officer pursuant to the Company’s Insider Trading Policy, no shares owned by our NEOs or directors are currently pledged.

Clawback Provisions

Our Chief Executive Officer and Chief Financial Officer are currently subject to the forfeiture of bonuses mandated by Section 304 of the Sarbanes-Oxley Act of 2002. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), companies will be required to adopt a policy to recover certain compensation in the event of a material accounting restatement. In 2013, the Board affirmed that the Company will adopt a policy as required by the Dodd-Frank Act when final regulations have been provided by the SEC and corresponding listing standards adopted by the NYSE. Each officer employment agreement contains a provision that subjects all payments made to the executive (including cash and equity payments) under the terms of the employment agreement to clawback by the Company pursuant to applicable law and any applicable Company compensation recovery policy as may be in effect from time to time.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our principal executive officer, our principal financial officer and three other most highly compensated executive officers (the NEOs) who served as executive officers as of December 31, 2017.

									Change in
									Pension Value
									and
									Nonqualified
								Non-Equity	Deferred
				Stock		Option		Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards		Awards		Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)		($)(4)		($)(7)	($)	($)(8)	($)
Richard F. Betz(1)	2017	$485,000	—	3,086,112	(3)	—		$517,131	—	$19,150	$4,107,393
Chief Executive Officer	2016	$350,000	—	—		$98,365	(5)	$893,298	—	$15,900	$1,357,563
	2015	$288,077	—	—		$125,935	(6)	$610,978	—	$15,930	$1,040,920
James M. Piccone(1)	2017	$415,000	—	2,640,649	(3)	—		$353,995	—	$21,525	$3,431,169
President	2016	$415,000	—	—		$155,511	(5)	$1,331,583	—	$20,610	$1,922,704
	2015	$341,577	—	—		$199,097	(6)	$900,526	—	$20,034	$1,461,234
Theodore Gazulis	2017	$350,000	—	2,087,924	(3)	—		$298,550	—	$15,900	$2,752,374
Executive Vice President and	2016	$350,000	—	—		$98,365	(5)	$893,298	—	$15,900	$1,357,563
Chief Financial Officer	2015	$288,077	—	—		$125,935	(6)	$610,978	—	$15,930	$1,040,920
Michael N. Stefanoudakis	2017	$350,000	—	1,948,678	(3)	—		$268,695	—	$19,800	$2,587,173
Executive Vice President,	2016	$300,000	—	—		$56,209	(5)	$568,777	—	$29,127	$954,113
Corporate Development / Strategy, General Counsel and Secretary	2015	$265,500	—			$71,963	(6)	$396,407	—	$11,912	$745,782
Bob D. Brady, Jr.(2)	2017	$325,000	—	1,292,516	(3)	—		$221,780	—	$19,800	$1,859,096
Executive Vice President,	2016	—	—	—		—		—	—	—	—
Operations	2015	—	—	—		—		—	—	—	—

(1)	Messrs. Betz and Piccone were also directors of the Company but received no compensation for their services as directors. In connection with the previously disclosed Aneth Disposition, on January 1, 2018 Mr. Piccone resigned from his position as President and as a member of the Board of Directors of the Company and from all other officer and board positions of the Company’s subsidiaries.

(2)	2017 was the first year for which Mr. Brady was determined to be a NEO.

(3)	Represents the grant date fair market value of restricted stock awards granted in 2017, one-half of which are Time-Vested Shares and determined based on the Company’s closing stock price on the dates of grant, and one-half of which are Performance-Vested Shares and Outperformance Shares and determined using a Monte Carlo simulation model. See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, for a description of the calculation of grant date fair market value. If achievement of the highest level of TSR Percentile were assumed, the grant date fair value of the restricted stock awards for each NEO (based on the Company’s closing stock price on the date of grant) would be as follows: Mr. Betz, $3,364,075; Mr. Piccone, $2,878,490; Mr. Gazulis, $2,275,983; Mr. Stefanoudakis, $2,124,193; and Mr. Brady, $1,408,929.

(4)	With respect to 2015 stock option awards, the strike price used was based on the Company’s closing stock price on the date of grant, May 5, 2015, which was $6.75 per share. With respect to 2016 stock option awards, the strike price used was based on 110% of the Company’s closing stock price on the date of grant, February 18, 2016, or $2.915 per share.

(5)	Represents the grant date fair value determined using a Black-Scholes pricing model of $1.9145 per unit on the date of grant.
29

(6)	Represents the grant date fair value determined using a Black-Scholes pricing model of $4.8375 per unit on the date of grant.

(7)	With respect to 2017, the amounts in this column include only the value of 2017 STI payments received for such year. With respect to 2016 awards, the value includes 2016 STI, LTI cash-settled stock appreciation rights, and time-based restricted cash awards. The grant date fair value of the cash-settled stock appreciation rights was calculated at $1.9145 per right and determined using a Black-Sholes pricing model with a ten-year term and the Company’s closing stock price on the date of grant, February 18, 2016, of $2.65 per share. With respect to 2015 awards, the value includes both 2015 STI and LTI time-based and performance-based restricted cash awards. The grant date fair value of the performance-based restricted cash awards was calculated based on an option pricing model for a cash or nothing call price of $0.30 per unit on the date of grant.

(8)	Consists of (i) contributions pursuant to the Company’s 401(k) plan to match employee contributions, (ii) vacation benefit payout for Mr. Stefanoudakis in the amount of $9,519 for 2016 and $8,282 for 2015, (iii) the value of parking paid for by the Company, if any, (iv) in 2015, an additional $30 for each NEO representing the value of medical loss ratio rebate received by each NEO, (v) a contribution of $1,500, $1,002 and $504 to the health savings account of Mr. Piccone in 2017, 2016 and 2015, respectively, and (vi) a contribution of $225 toward a health club benefit for Mr. Piccone. The 401(k) matching contribution was made for each NEO for the years listed, other than Mr. Stefanoudakis who did not participate in the 401(k) plan for 2015. The 401(k) matching contribution for (a) 2017 was $15,900, which was paid in 2018 but accrued on the Company’s financial statements in 2017; (b) 2016 was $15,900, which was paid in 2017 but accrued on the Company’s financial statements in 2016; and (c) 2015 was $15,900, which was paid in 2016 but accrued on the Company’s financial statements in 2015.

Grants of Plan Based Awards

The following table includes plan-based awards made to NEOs in 2017. In 2017, we granted long-term equity incentive awards in the form of restricted stock.

												All Other		Grant
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)					All Other Stock Awards:		Option Awards: Number of	Exercise or	Date Fair Value of Stock
										Number of		Securities	Base Price	and
			Initial							Shares or		Underlying	of Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target		Maximum		Units(2)		Options	Awards	Awards
Name	Date	($)	($)	($)	#	#		#		#		#	($/Sh)	($)(5)
Richard F. Betz	02/07/17	303,125	606,250	909,375	—	—		—		—		—	—	—
	02/07/17	—	—	—	0	—		—		25,440	(4)	—	—	1,121,373
	02/07/17	—	—	—	0	25,439	(3)	50,878	(3)	—		—	—	1,964,759
James M. Piccone	02/07/17	207,500	415,000	622,500	—	—		—		—		—	—	—
	02/07/17	—	—	—	0	—		—		21,768	(4)	—	—	959,511
	02/07/17	—	—	—	0	21,767	(3)	43,534	(3)	—		—	—	1,681,158
Theodore Gazulis	02/07/17	175,000	350,000	525,000	—	—		—		—		—	—	—
	02/07/17	—	—	—	0	—		—		17,211	(4)	—	—	758,661
	02/07/17	—	—	—	0	17,211	(3)	34,422	(3)	—		—	—	1,329,263
Michael N. Stefanoudakis	02/07/17	157,500	315,000	472,500	—	—		—		—		—	—	—
	02/07/17	—	—	—	0	—		—		16,064	(4)	—	—	708,079
	02/07/17	—	—	—	0	16,063	(3)	32,126	(3)	—		—	—	1,240,619
Bob D. Brady, Jr.	02/07/17	130,000	260,000	390,000	—	—		—		—		—	—	—
	02/07/17	—	—	—	0	—		—		10,655	(4)	—	—	469,672
	02/07/17	—	—	—	0	10,654	(3)	21,308	(3)	—		—	—	822,844

(1)	Awards made under the Company’s 2017 short-term cash incentive (bonus) plan. One-half of the target award is based on Company-wide performance metrics and one-half is based on individual performance metrics.

(2)	Awards made pursuant to the Incentive Plan. Comprised of Time-Vested Shares and Performance-Vested Shares.

(3)	The recipient was granted Performance-Vested Shares shown in the table. The Performance-Vested Shares vest only upon achievement of specified thresholds of cumulative TSR as compared to a specified peer group. A TSR percentile is calculated based on the change in the value of our Common Stock between the grant date and the
30

applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of 11 peer companies. The Performance-Vested Shares vest in three installments on March 8, 2018, 2019 and 2020 to the extent that the applicable TSR Percentile ranking thresholds are met upon those dates. The Performance-Vested Shares shall vest on a sliding scale from 50% vesting for performance at the 33rd percentile level relative to peers (with zero vesting below the 33% level) to 100% vesting for performance greater than the 50th percentile level. Performance-Vested Shares that are eligible to vest on a vesting date but do not qualify for vesting become eligible for vesting again on the next vesting date. Any Performance-Vested Shares that have not vested by March 8, 2020 will be forfeited. In addition, the participant shall be entitled to earn a number of additional shares equal to the number of Performance-Vested Shares (the total of Performance-Vested Shares plus potential Outperformance Shares is set forth under the “Maximum #” column above) upon achievement of a higher TSR Percentile. The Outperformance Shares are earned in increasing increments based on a TSR Percentile attained over a specified threshold. Outperformance Shares may be earned on any vesting date to the extent that the applicable TSR Percentile ranking thresholds are met in three installments on March 8, 2018, 2019 and 2020. The Outperformance Shares shall be issued on a sliding scale beginning for performance at the 50th percentile level relative to peers, up to potential issuance of the full number of Outperformance Shares for performance at the 100th percentile level. Outperformance Shares that are earned at a vesting date will be issued to the recipient; however, prior to such issuance, the recipient is not entitled to stockholder rights with respect to Outperformance Shares. Outperformance Shares that are eligible to be earned but remain unearned on a vesting date become eligible to be earned again on the next vesting date. The right to earn any theretofore unearned Outperformance Shares terminates immediately following the final vesting date. The following peer group was approved for TSR ranking purposes for the 2017 equity grants:

Approach Resources, Inc. (AREX)	Diamondback Energy, Inc. (FANG)	PDC Energy, Inc. (PDCE)
Callon Petroleum Company (CPE)	Jagged Peak Energy Inc. (JAG)	Parsley Energy, Inc. (PE)
Carrizo Oil & Gas Inc. (CRZO)	Laredo Petroleum, Inc. (LPI)	RSP Permian, Inc. (RSPP)
Centennial Resource Development, Inc. (CDEV)	Matador Resources Company (MTDR)

(4)	The recipient was granted Time-Vested Shares in the amounts listed in the table. These shares vest in three equal annual installments on March 8, 2019, 2020 and 2021.

(5)	With respect to 2017 stock awards, the grant date fair value of the Time-Vested Shares was calculated based on a closing stock price of $44.08 per share on the date of grant, February 7, 2017. The grant date fair value of the Performance-Vested Shares (including the Outperformance Shares) was determined using a Monte Carlo simulation model. See Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the calculation of grant date fair market value. The value at December 31, 2017 was $31.47 per share.
31

Outstanding Equity Awards at 2017 Fiscal Year End

The following table identifies the vested but unexercised and the unvested equity awards for each of the NEOs as of December 31, 2017.

	Option Awards(1)							Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested #(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested #(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $(5)
Richard F. Betz	—	—		—	—	—		25,440	800,597	25,439	800,565
	17,356	8,677	(7)	—	6.75	05/04/25		—	—	—	—
	17,127	34,252	(8)	—	2.915	02/17/26		—	—	—	—
James M. Piccone(6)	—	—		—	—	—		21,768	685,039	21,767	685,007
	—	13,719	(7)	—	6.75	12/31/18	(6)	—	—	—	—
	24,285	54,151	(8)	—	2.915	12/31/18	(6)	—	—	—	—
Theodore Gazulis	—	—		—	—	—		17,211	541,630	17,211	541,630
	17,356	8,677	(7)	—	6.75	05/04/25		—	—	—	—
	17,127	34,252	(8)	—	2.915	02/17/26		—	—	—	—
Michael N. Stefanoudakis	—	—		—	—	—		16,064	505,534	16,063	505,503
	9,918	4,958	(7)	—	6.75	05/04/25		—	—	—	—
	9,787	19,572	(8)	—	2.915	02/17/26		—	—	—	—
Bob D. Brady, Jr.	—	—		—	—	—		10,655	335,313	10,654	335,281
	8,678	4,338	(7)	—	6.75	05/04/25		—	—	—	—
	8,563	17,126	(8)	—	2.915	02/17/26		—	—	—	—

(1)	All equity grants were made pursuant to the Incentive Plan.

(2)	Shares in this column represent Time-Vested Shares granted on February 7, 2017. These shares vest in three equal annual installments on March 8, 2019, 2020 and 2021.

(3)	Value of unvested Time-Vested Shares based on the closing price of the Company’s Common Stock on the NYSE on December 29, 2017 of $31.47.

(4)	Shares in this column represent Performance-Vested Shares granted on February 7, 2017. These shares vest in three equal annual installments on March 8, 2019, 2020 and 2021 to the extent that the applicable TSR Percentile ranking thresholds are met upon those dates.

In addition to the unvested shares described in this column, each of the NEOs is entitled to earn a number of additional Outperformance Shares in connection with their 2017 LTI grant, as follows: Richard F. Betz 25,439 shares; James M. Piccone 21,767 shares; Theodore Gazulis 17,211 shares; Michael N. Stefanoudakis 16,063 shares; and Bob Brady Jr. 10,654 shares.

(5)	Value of unvested Performance-Vested Shares based on the closing price of the Company’s Common Stock on the NYSE on December 29, 2017 of $31.47.

(6)	In connection with the previously disclosed Aneth Disposition, on January 1, 2018, Mr. Piccone entered into a Separation Agreement and Release (the “Separation Agreement”) whereby certain of his unvested equity awards, including his unvested options, vested on January 1, 2018. Additionally, pursuant to the terms of the Separation Agreement, the exercisability of his options will not terminate until December 31, 2018. For a
32

summary of the material terms of the Separation Agreement, see “Potential Payments Upon Termination or Change in Control of Resolute—James M. Piccone Separation Agreement and Release” below.

(7)	Comprised of options to purchase shares of Common Stock of the Company granted in May 2015 that generally vest in three equal annual installments on each of the first three anniversaries of the date of grant, with an exercise price of $6.75 per share (the fair market value of the Common Stock on the date of grant) and a ten year term.

(8)	Comprised of options to purchase shares of Common Stock of the Company granted in February 2016 that generally vest in three installments on vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the date of grant, with an exercise price of $2.915 per share (110% of the fair market value of the Common Stock on the date of grant) and a ten year term.

Option Exercises and Stock Vesting in 2017

During 2017, the NEOs exercised options and vested in restricted stock awards as described below.

	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise #	Value Realized on Exercise $		Number of Shares Acquired on Vesting #(1)	Value Realized on Vesting $(2)
Richard F. Betz	—	—		24,110	921,484
James M. Piccone	30,229	757,964	(3)	38,116	1,456,793
Theodore Gazulis	—	—		24,110	921,484
Michael N. Stefanoudakis	—	—		13,776	526,519
Bob D. Brady, Jr	—	—		8,048	307,595

(1)	Includes time-vested shares and performance-vested shares granted in 2014 that vested on March 8, 2017 and outperformance shares that were earned on March 8, 2017. As a result, all outstanding performance-based equity awards that were granted in 2014 vested, and approximately 65% of the outperformance shares were earned, based on the stock price performance of the Company during the three year measurement period.

(2)	Based on the closing price on the NYSE of the Company’s Common Stock on March 8, 2017, the date of vesting, of $38.22.

(3)	On December 29, 2017, Mr. Piccone exercised 27,438 and 2,791 options at exercise prices of $6.75 and $2.915, respectively. The market price of the Company’s Common Stock on the NYSE on December 29, 2017 was $31.47.
33

Restricted Cash Vesting and Payouts in 2017 and Stock Appreciation Rights Vesting and Exercises in 2017

During 2017, the NEOs vested and received payouts in certain time-vested and performance-vested restricted cash awards that were granted in 2015 and 2016 and vested in (and in certain circumstances exercised) certain cash-settled stock appreciation rights that were granted in 2016, as set forth in the table below:

Executive Officer	Time-vested restricted cash vested and paid in 2017 ($)(1)	Performance- vested restricted cash award vested and paid in 2017 ($)(2)	Cash-settled stock appreciation rights vested in 2017 ($)(3)	Cash-settled stock appreciation rights exercised in 2017 ($)(4)
Richard F. Betz	190,241	695,706	1,811,323	—
James M. Piccone	300,762	1,099,879	2,863,624	—
Theodore Gazulis	190,241	695,706	1,811,323	—
Michael N. Stefanoudakis	108,709	397,547	1,035,037	397,368
Bob D. Brady, Jr.	95,120	347,853	905,679	—

(1)	Represents amounts paid in 2017 with respect to the portion of the time-vested restricted cash awards that vested in 2017. Time-vested restricted cash awards are set dollar amounts that generally vest in three equal annual installments on vesting dates coinciding approximately with the one-, two- and three-year anniversaries of the date of grant. Restricted cash awards were granted in 2015 and 2016. See the “Summary Compensation Table” above for details regarding the 2015 and 2016 grants.

(2)	Represents amounts paid in 2017 with respect to the portion of the performance-vested restricted cash awards that vested in 2017. Performance-vested restricted cash awards were granted in 2015 and 2016 as out-of-the-money awards with the following terms: The awards are denominated in dollars and the individual may earn a multiple of the dollar amount awarded based on future prices of the Company’s Common Stock trading at or above specified hurdles, using a 60 trading day average, and the individual’s continued employment. The first stock price hurdle is at $10 at which the award would be payable at 1x, and the highest stock price hurdle would be $40 at which the award would be payable at a multiple of 6x. Interim hurdles and multiples between these end points are set forth in the governing agreements. On February 15, 2017, the $40 stock price hurdle was satisfied. A time vesting element will apply to the performance-vested cash awards such that attained multiples will not be paid out prior to satisfaction of a three-year annual installment vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria would need to be satisfied. Once a time vesting date passes, the employee is entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples have been achieved. Any multiples achieved following 100% time vesting would be paid within 60 days of such achievement. See the “Summary Compensation Table” above for details regarding the 2015 and 2016 grants.

(3)	Represents the vesting of a portion of the cash-settled stock appreciation rights that were granted in 2016. The values are based on the closing price on the NYSE of the Company’s Common Stock on March 8, 2017, the date of vesting, of $38.22, less the exercise price of $2.915. See the “Summary Compensation Table” above for details regarding the 2016 grants.

(4)	Represents amounts paid in 2017 with respect to cash-settled stock appreciation rights exercised in 2017 under stock appreciation rights that were granted in 2016. On June 20, 2017, Mr. Stefanoudakis exercised 14,317 stock appreciation rights at an exercise price of $2.915. The market price of the Company’s Common Stock on the NYSE on June 20, 2017 was $30.67.

2017 Pension Benefits

The Company has no defined benefit pension plans or supplemental executive retirement plans.

34

2017 Nonqualified Deferred Compensation Plans

In the year ended December 31, 2017, the Company had no nonqualified deferred compensation plans for its NEOs.

Retirement and Other Benefit Plans

All of the Company’s full time employees (including the Company’s executive officers) are eligible to participate in a 401(k) plan. Until 2015, the Company typically had matched all or a portion of employee contributions to the 401(k) plan up to 6% of compensation on a bi-weekly basis, with a year-end true up. The bi-weekly 401(k) match was suspended in 2015. Following completion of the 2017 fiscal year, the Board approved a matching contribution of up to 6% of compensation in February 2018 for all 2017 plan contributions.

Other Benefits Plans

The Company offers a variety of health and benefit programs to all employees, including medical, dental, vision, life insurance and disability insurance. The Company’s executive officers are generally eligible to participate in these employee benefit plans on the same basis as the rest of the Company’s employees.

Potential Payments Upon Termination or Change in Control of Resolute

In early 2017, as described below, all of the officers of the Company including the Named Executive Officers entered into amended employment agreements that provide for severance payments upon termination or upon a change in control of the Company. The severance terms for the NEOs under such agreements are described below under “Employment Agreements.”

The Board has granted equity, equity-based and cash-based awards to the NEOs. The awards were granted under the Incentive Plan, which provides that upon the occurrence of certain Change in Control Events, such awards may become fully vested. See “Compensation Discussion and Analysis—Long-Term Incentive (LTI) Compensation” for a description of the awards to the NEOs.

The table below reflects the maximum compensation payable to each NEO (i) pursuant to the terms of the NEO employment agreements, (ii) based upon each NEO’s current salary and (iii) based on the Incentive Plan and related grant agreements upon each NEO’s death, disability, termination without cause or by executive for “good reason” (both outside of, and within, a change in control context), and upon a termination for cause or upon executive’s voluntary termination. The disclosure below assumes each termination of employment was effective as of December 31, 2017, that our stock price on such date was $31.47 (the reported closing price of our stock on the NYSE on December 29, 2017), and that no NEO’s benefits are reduced to take into account the effect of Sections 280G and 4999 of the Code. The actual amounts to be paid upon termination of any NEO are dependent on various factors, which may or may not exist at the time the NEO is actually terminated. Therefore, the amounts and disclosures below are estimates only, and should be considered “forward looking statements.”

				For Cause, Retirement	Without Cause or Resignation for Good Reason
Name	Payment Type	Death or Disability($)		or Resignation without Good Reason ($)	Unrelated to Change in Control ($)		Related to Change in Control ($)(1)
Richard F. Betz	Cash Severance	2,182,500		0	2,182,500		3,273,750
	Pro-Rata Bonus(2)	517,131		0	517,131		517,131
	Restricted Stock	1,601,162	(3)	0	1,601,162	(3)	2,401,727	(5)
	Stock Options(6)	2,110,663		0	2,110,663		2,110,663
	Restricted Cash(7)	844,286		0	844,286		844,286
	Cash-Settled SARs(8)	4,395,043		0	4,395,043		4,395,043
35

				For Cause, Retirement		Without Cause or Resignation for Good Reason
Name	Payment Type	Death or Disability($)		or Resignation without Good Reason ($)		Unrelated to Change in Control ($)		Related to Change in Control ($)(1)
	Health Payments	46,790		0		46,790		46,790
	TOTAL	11,697,575		0		11,697,575		13,589,391
James M. Piccone	Cash Severance	1,660,000		0		1,660,000		2,282,500
	Pro-Rata Bonus(2)	353,995		0		353,995		353,995
	Restricted Stock	1,370,046	(3)	0		1,370,046	(3)	2,055,054	(5)
	Stock Options(6)	2,578,874		0		2,578,874		2,578,874
	Restricted Cash(7)	1,334,776		0		1,334,776		1,334,776
	Cash-Settled SARs(8)	6,948,374		0		6,948,374		6,948,374
	Health Payments	41,280		0		41,280		41,280
	TOTAL	14,287,344		0		14,287,344		15,594,852
Theodore Gazulis	Cash Severance	1,400,000		0		1,400,000		1,750,000
	Pro-Rata Bonus(2)	298,550		0		298,550		298,550
	Restricted Stock	1,083,260	(3)	0		1,083,260	(3)	1,624,891	(5)
	Stock Options(6)	2,110,663		0	(4)	2,110,663		2,110,663
	Restricted Cash(7)	844,286		0	(4)	844,286		844,286
	Cash-Settled SARs(8)	4,395,043		0		4,395,043		4,395,043
	Health Payments	33,206		0		33,206		33,206
	TOTAL	10,165,008		0		10,165,008		11,056,638
Michael N. Stefanoudakis	Cash Severance	1,330,000		0		1,330,000		1,662,500
	Pro-Rata Bonus(2)	268,695		0		268,695		268,695
	Restricted Stock	1,011,037	(3)	0		1,011,037	(3)	1,516,539
	Stock Options(6)	1,206,081		0		1,206,081		1,206,081
	Restricted Cash(7)	482,448		0		482,448		482,448
	Cash-Settled SARs(8)	2,102,619		0		2,102,619		2,102,619
	Health Payments	46,790		0		46,790		46,790
	TOTAL	6,447,670		0		6,447,670		7,285,672
Bob D. Brady, Jr.	Cash Severance	1,170,000		0		1,170,000		1,462,500
	Pro-Rata Bonus(2)	221,780		0		221,780		221,780
	Restricted Stock	670,594	(3)	0		670,594	(3)	1,005,305
	Stock Options(6)	1,055,305		0		1,055,305		1,055,305
	Restricted Cash(7)	422,143		0		422,143		422,143
	Cash-Settled SARs(8)	2,197,507		0		2,197,507		2,197,507
	Health Payments	27,168		0		27,168		27,168
	TOTAL	5,764,498		0		5,764,498		6,392,279

(1)	Termination is related to a Change in Control if it occurs six months before or two years following the Change in Control.

(2)	Because the effective date of termination is assumed to be December 31, 2017, the amounts are equal to 100% of the actual STI payments relating to the 2017 calendar year.

(3)	The amounts reflect full vesting of all time-vested shares and all performance-vested shares that were outstanding as of December 31, 2017. The amounts do not reflect the earning of any Outperformance Shares, except as disclosed pursuant to footnote 5 to this table. The shares are valued at the closing stock price on December 29, 2017, which was $31.47.
36

(4)	Upon a “qualified retirement,” Mr. Gazulis retains the right to continue to vest in his previous option awards, cash-settled stock appreciation rights, restricted stock awards and restricted cash awards, as if he had remained an employee of the Company, under the terms of such awards. Because the total amount eventually earned under such awards cannot be determined at the time of termination, we have not reflected any amounts in the table above with respect to any such hypothetical retirement.

(5)	Amount includes full earning of all Outperformance Shares outstanding at December 31, 2017, as such amounts are disclosed in footnote 4 to the “Outstanding Equity Awards at 2017 Fiscal Year End” table above. The actual earning of Outperformance Shares upon a Change in Control or a termination related to a Change in Control would be determined in accordance with the NEO employment agreements and the Incentive Plan and related grant agreements, based on the facts and circumstances existing at the time. The shares are valued at the closing stock price on December 29, 2017, which was $31.47.

(6)	Amounts include vesting of all unvested option awards outstanding and full exercise of all option awards (vested and unvested) outstanding at December 31, 2017, as such amounts are disclosed in the “Outstanding Equity Awards at 2017 Fiscal Year End” table above. The actual vesting of options upon a Change in Control or a termination related to a Change in Control would be determined in accordance with the NEO employment agreements and the Incentive Plan and related grant agreements, based on the facts and circumstances existing at the time. The options are valued at the difference between the closing stock price on December 29, 2017, which was $31.47 and the exercise prices of such options.

(7)	Amounts include full vesting of all restricted cash awards outstanding at December 31, 2017, as such amounts were disclosed in footnote 2 to the “Grants of Plan Based Awards” table in the Company’s 2016 and 2015 proxy statement. The actual vesting of restricted cash upon a Change in Control or a termination related to a Change in Control would be determined in accordance with the NEO employment agreements and the Incentive Plan and related grant agreements, based on the facts and circumstances existing at the time.

(8)	Amounts include vesting of all unvested cash-settled stock appreciation rights outstanding and full exercise of all cash-settled stock appreciation rights (vested and unvested) outstanding at December 31, 2017, as such amounts were disclosed in footnote 2 to the “Grants of Plan Based Awards” table in the Company’s 2016 proxy statement. The actual vesting of cash-settled stock appreciation rights upon a Change in Control or a termination related to a Change in Control would be determined in accordance with the NEO employment agreements and the Incentive Plan and related grant agreements, based on the facts and circumstances existing at the time. The cash-settled stock appreciation rights are valued at the difference between the closing stock price on December 29, 2017, which was $31.47 and the base price of such rights.

James M. Piccone Separation Agreement and Release

In connection with the previously disclosed Aneth Disposition, on January 1, 2018, Mr. Piccone resigned from his position as President and as a member of the Board of Directors of the Company and from all other officer and board positions of the Company’s subsidiaries (the “Resignation”). In connection with the Resignation, Mr. Piccone and the Company entered into the Separation Agreement. The material terms of the Separation Agreement, including compensation payable thereunder and treatment of long-term incentive awards was consistent with Mr. Piccone’s employment agreement and the Incentive Plan and related grant agreements. The following is a summary of the material terms of the Separation Agreement.

•	Beginning in February 2018, Mr. Piccone received cash severance, payable over a period of twenty-four (24) months equal to two (2) times his current base salary plus two (2) times his target short-term incentive bonus payment, less applicable taxes and withholdings.

•	All of Mr. Piccone’s unvested restricted cash incentive awards will remain outstanding and continue to vest through February 2019.

•	All of Mr. Piccone’s unvested time-based restricted stock, stock options and cash-settled stock appreciation rights vested on January 1, 2018.
37

•	All of Mr. Piccone’s unvested performance-based restricted stock and all “outperformance shares” will remain outstanding and continue to vest or be earned, as applicable, through the end of the performance period ending March 2020.

The Separation Agreement also generally provides for a release by Mr. Piccone of all claims related in any way to Mr. Piccone’s employment with and separation from the Company. This description of the Separation Agreement is qualified in its entirety by the complete copy of the Separation Agreement attached to the Form 8-K filed by the Company on January 4, 2018.

NEO Employment Agreements

Effective January 1, 2017, Richard F. Betz was named the Company’s Chief Executive Officer and Nicholas J. Sutton, the Company’s former Chief Executive Officer, was named Executive Chairman. In connection with their new positions, each of Messrs. Betz and Sutton entered into new employment agreements with the Company effective January 1, 2017. Furthermore, on February 7, 2017, the Compensation Committee and Board approved amended employment agreements for all of the remaining officers of the Company including the other NEOs. Each of Messrs. Piccone, Gazulis, Stefanoudakis and Brady entered into amended employment agreements, effective as of January 1, 2017. Effective November 1, 2017, Mr. Brady was promoted from Senior Vice President, Operations to Executive Vice President, Operations and entered into a new executive employment agreement. The following is a summary of the terms of the employment agreements, but is qualified by reference to the full text of those agreements.

Each executive employment agreement provides for the payment of annual base salary and annual short-term incentive payment (as a percent of base salary) upon the achievement of certain targets and also provides for the issuance of annual grants of equity or equity-related awards (valued as a percentage of base salary). The employment agreement for Mr. Betz provides for the payment of an annual base salary, initially in the amount of $485,000, and an annual STI payment (as a percent of base salary) upon the achievement of certain targets. Mr. Betz’s initial target annual STI payment percentage was 125%. The agreement also provides for the issuance of annual grants of equity or equity related awards (valued as a percentage of base salary). Mr. Betz’s initial target annual LTI payment percentage was 400%. The employment agreements for Messrs. Piccone, Gazulis, Stefanoudakis and Brady provide for the payment of annual base salaries, effective January 1, 2017, initially in the amounts of $415,000, $350,000, $350,000 and $325,000, respectively, and annual STI payments (as a percent of base salary) upon the achievement of certain targets. Messrs. Piccone, Gazulis, Stefanoudakis and Brady’s initial target annual STI payment percentages are 100%, 100%, 90% and 80%, respectively. The agreements also provide for the issuance of annual grants of equity or equity related awards (valued as a percentage of base salary). Messrs. Piccone, Gazulis, Stefanoudakis and Brady’s initial target annual LTI payment percentages are 400%, 375%, 350% and 250%, respectively.

In addition, each executive is entitled, during the term of his employment agreement, to receive such welfare benefits and other fringe benefits (including, but not limited to vacation, medical, dental, life insurance, 401(k) and other employee benefits and perquisites) as the Company may offer from time to time to similarly situated executive level employees, subject to applicable eligibility requirements. The employment agreements have an initial term commencing effective as of January 1, 2017, and ending on December 31, 2017, with automatic additional one year term extensions.

Severance Provisions. Each employment agreement provides that if the executive’s employment is terminated (a) by the Company without “cause”, but in the absence of a “change in control”, (b) by the executive with “good reason”, or (c) by the Company or by the executive upon his death or disability, the executive is entitled to receive, in addition to earned but unpaid compensation, bonus payments, employee benefits and business expense reimbursements (the “Accrued Payments”), (i) payment of an amount equal to the equivalent of 24 months of his base salary as of the date of termination (ii) payment of an amount equal to a 2x multiple of the executive’s target STI payment, (iii) payment of an amount equal to a pro-rata portion of the target STI payment that the executive would have been entitled to for the calendar year of termination (a “Pro Rata Bonus”), (iv) reimbursement on a monthly basis of premiums for payments for COBRA or equivalent health care coverage for 24 months, (v) vesting of any time-based long-term incentive awards, and (vi) continued vesting of any performance-based long-term incentive awards through the end of the applicable performance period if any performance targets are met during

38

such period (the payments described in (i) through (iv) are collectively referred to as the “Severance Payments”). The terms “cause”, “change in control” and “good reason” have the definitions set forth in the employment agreements.

Each employment agreement also provides that if the executive’s employment is terminated by the Company without cause, or by the executive with good reason, within six months prior to the occurrence of a change in control or within two years following a change in control, he is entitled to receive, in addition to Accrued Payments, (i) an amount equal to a multiple of the sum of (a) the executive’s annual base salary as of the termination date, or, if greater, as of the date of the change in control, plus (b) his target STI payment, calculated based on his annual base salary as of the termination date, or, if greater, as of the date of the change in control, (ii) payment of the Pro-Rata Bonus, and (iii) reimbursement on a monthly basis of premiums for payments for COBRA or equivalent health care coverage for 24 months (the payments described in (i) through (iii) are collectively referred to as the “Change in Control Severance Payments”). For Mr. Betz the severance multiple in clause (i) is 3.0x, for Mr. Piccone the severance multiple was 2.75x, and for Messrs. Gazulis, Stefanoudakis and Brady the severance multiple is 2.5x.

Vesting of Equity Awards Upon Change in Control. The employment agreements contain double trigger equity vesting provisions upon a Change in Control. Upon a Change in Control, (i) any equity awards will vest to the extent that the vesting of all outstanding awards is accelerated by the Board under the terms of the Incentive Plan, and (ii) any performance-based equity awards held by the executive will vest to the extent that the stock price target or other performance thresholds applicable to such awards are met in the change in control transaction, as determined by the Board in its reasonable discretion. Any performance-based equity awards held by the executive that are not vested under the preceding sentence will be automatically converted to time-based equity awards in equal one-third proportions and the vesting of those awards will be amended such that those awards shall vest over the executive’s next three regularly scheduled vesting dates. Any remaining equity awards that remain unvested will vest on the established vesting date of such award, provided however, that in the event of a termination of the executive’s employment by the Company (or its successor) for any reason (other than for cause), or in the event of a termination of his employment by the executive for good reason, within two years following a change in control, such unvested equity awards will immediately and automatically vest in full and, in the case of options or other exercisable equity awards, will remain exercisable for two years following such termination of employment.

In addition, if the executive’s employment is terminated (i) by the Company for any reason other than for cause or (ii) by the executive for good reason, in each case within the six months prior to the occurrence of a change in control, then the executive will be treated for purposes of the vesting of equity awards as if he continued to be employed through the date of the change in control and the termination of his employment occurred immediately following the change in control.

The timing and amount of any Severance Payments or Change in Control Severance Payments to the executive may be modified to comply with, and to avoid additional taxes or interest under, Section 409A of the Internal Revenue Code of 1986, as amended.

No Tax Gross-Ups. There is no 280G gross-up provided in the employment agreements.

Clawback Provisions. Each employment agreement also contains a provision that subjects any payment made under the terms of the employment agreement to clawback by the Company pursuant to applicable law and any applicable Company compensation recovery policy as may be in effect from time to time.

Other Provisions. In the employment agreement, each officer has agreed: (i) that all intellectual property developed, and business opportunities as to which such executive became aware, during his employment belong to the Company, (ii) to maintain confidentiality of proprietary information, and (iii) to turn over to the Company all business records during, and upon termination of, employment. In addition, during the period following termination set forth below, the executive cannot engage in the oil and gas business in an area within a ten mile radius of the boundaries of any material property interest of the Company (the “Non-Compete”) and the executive would be in all events prohibited during a specified period following termination from inducing any other employee of the Company to terminate his employment or cease providing services to the Company for a period of 24 months following termination. The applicable Non-Compete period for each of the NEOs is 18 months in the event of a

39

resignation without good reason or termination for cause, 12 months in the event of a termination without cause or resignation for good reason, and 6 months following a termination in connection with a change in control.

This description of the employment agreements is qualified in its entirety by the complete copies of the various employment agreements attached to the Form 8-Ks filed by the Company on January 4, 2017 and February 13, 2017.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of Richard F. Betz, our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with SEC rules. Given the different methodologies that companies may use to determine their CEO pay ratio, the ratio reported below may not be comparable to the ratios reported by other companies. The values are as follows for 2017, our last completed fiscal year:

•	Mr. Betz’s annual total compensation—$4,107,393

•	Our median employee’s annual total compensation—$134,280

•	Ratio of Mr. Betz’s annual total compensation to our median employee’s annual total compensation—31:1

To identify the median employee, we took the following steps:

•	We selected December 31, 2017 as the determination date for purposes of identifying the median employee. Our employee population as of this date was 217, which included all full-time, part-time and temporary employees. All of our employees are located in the United States. In calculating this number, we did not use any of the exemptions permitted under SEC rules.

•	To determine the median employee, we identified a consistently applied compensation measure which would provide a reasonable picture of the annual compensation of our employees. For our consistently applied compensation measure, we used base salary plus short-term incentive awards and long-term incentive awards (valued at the grant date fair market value).

•	We identified the median employee by examining the compensation for all full-time, part-time and temporary employees, excluding our CEO, who were employed by us on December 31, 2017. We adjusted estimates with respect to compensation by annualizing the base salary and cash short-term incentive compensation for any newly hired employees who were not employed by us for all of 2017. We then calculated the median employee’s compensation in accordance with Item 402(c)(2)(x) of Regulation S-K, using the same methodology reflected in the Summary Compensation Table above. This resulted in annual total compensation for our median employee of $134,280.

•	Mr. Betz’s 2017 annual total compensation as reflected in the Summary Compensation Table included in this Form 10-K/A was $4,107,393.
40

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis with the management of the Company, and, based on such review and discussion, have recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE:
Gary L. Hultquist, Chairman
Tod C. Benton
James E. Duffy
Janet W. Pasque
William K. White

Compensation Committee Interlocks and Insider Participation

Other than Ms. Pasque’s prior employment with the Company and Predecessor Resolute from 2004 to 2010, no member of the Compensation Committee has been an officer or employee of the Company. None of the Company’s executive officers serves as a member of the Board or the compensation committee of any entity that has one or more executive officers serving on the Board, or on the Compensation Committee of the Board.

41

DIRECTOR COMPENSATION

Our non-employee directors are compensated for their service on the Board and committees of the Board. Other directors do not receive compensation for such service.

Based on a Board compensation study by L&A, the Compensation Committee and Board approved the following annual compensation for non-employee directors for 2017:

•	Cash Compensation:
	o	annual retainer of $60,000 (increased from $50,000 in 2016);
	o	fees of $2,000 for each Board meeting and $1,000 for each committee meeting; and
	o	additional annual compensation of $20,000 for the chairman of the Audit Committee (increased from $15,000 in 2016), $15,000 for the chairman of the Compensation Committee (increased from $10,000 in 2016), $10,000 for the chairman of the Corporate Governance/Nominating Committee and $26,500 for the Lead Independent Director (increased from $7,500 in 2016).

•	Equity Compensation:
	o	Restricted stock awards with a grant date fair value of $150,000, which vests on the first anniversary of the grant date.

In 2017, the Board approved equity or equity-related compensation to be paid to the non-employee independent directors in the amount of $150,000 annually, based on the results of the Board compensation study by L&A. On February 7, 2017, awards were made to each of Messrs. Duffy, Hicks, Hultquist and White of 3,934 shares of restricted stock with a grant date fair value of $44.08. The restricted stock granted in 2017 vested on the first anniversary of the date of grant. The value of each share of restricted stock awarded to each of Messrs. Duffy, Hicks, Hultquist and White for purposes of satisfying the target “equity” grant of $150,000 was the average closing stock price of the Company’s Common Stock on the NYSE for the last 60 trading days before the date of grant, which was calculated as $38.13. This yielded a calculated amount granted in the form of restricted stock of 3,934 for each of Messrs. Duffy, Hicks, Hultquist and White.

On August 1, 2017, the Board appointed Mr. Benton and Ms. Pasque as directors of the Company. In connection with their appointments, each received prorated equity and cash for 2017. As such, on August 1, 2017, awards were made to each of Mr. Benton and Ms. Pasque of 1,774 shares of restricted stock with a grant date fair value of $33.60. The value of each share of restricted stock awarded to Mr. Benton and Ms. Pasque for purposes of satisfying the target prorated “equity” grant of $62,525 was the average closing stock price of the Company’s Common Stock on the NYSE for the last 60 trading days before the date of grant, which was calculated as $35.24. This yielded a calculated amount granted in the form of restricted stock of 1,774 for each of Mr. Benton and Ms. Pasque.

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

42

The following table summarizes the compensation we paid to our non-employee directors for the year ended December 31, 2017. Messrs. Sutton, Betz and Piccone are not included in this table because as employees of the Company they receive no additional compensation for their services as directors. Mr. Betz joined the Board on January 1, 2017 and Mr. Piccone resigned from the Board on January 1, 2018. The compensation received by Messrs. Betz and Piccone as employees is shown in “—Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total(3) ($)
James E. Duffy	132,500	3,934	(1)	—	—	—	—	305,911
Thomas O. Hicks, Jr.	110,000	3,934	(1)	—	—	—	—	283,411
Gary L. Hultquist	127,000	3,934	(1)	—	—	—	—	300,411
William K. White	128,000	3,934	(1)	—	—	—	—	301,411
Janet W. Pasque	38,000	1,774	(2)	—	—	—	—	97,606
Tod C. Benton	36,000	1,774	(2)	—	—	—	—	95,606

(1)	This director was granted 3,934 shares of restricted stock on February 7, 2017, which vests on the first anniversary of the date of grant. Amounts are based on the fair value of the restricted stock on the date of grant. The closing price of the Common Stock on the date of grant was $44.08 per share.

(2)	Each of Mr. Benton and Ms. Pasque was granted 1,774 shares of restricted stock on August 1, 2017, the date of their appointment to the Board. Such shares vest on the first anniversary of the date of grant. Amounts are based on the fair value of the restricted stock on the date of grant. The closing price of the Common Stock on the date of grant was $33.60 per share.

(3)	Additionally, at December 31, 2017, Messrs. Duffy, Hicks, Hultquist and White had outstanding vested cash-settled stock appreciation rights (“SARs”), as follows: Mr. Duffy 500 SARs; Mr. Hicks 20,833 SARs; Mr. Hultquist 15,833 SARs; and Mr. White 20,833 SARs. Each SAR has an exercise price of $2.65.
43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, based in part upon information supplied by officers, directors and principal stockholders, sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock par value, $0.0001 per share (“Common Stock”), as of April 25, 2018, by (i) each person known to the Company to be a beneficial owner of more than 5% of the Company’s Common Stock, (ii) each NEO, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Voting power is the power to vote or direct the voting of securities, and dispositive power is the power to dispose of or direct the disposition of securities. The address for all directors and officers is c/o Resolute Energy Corporation, 1700 Lincoln Street, Suite 2800, Denver, CO 80203.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Monarch Alternative Capital LP 535 Madison Avenue New York, New York 10022	2,193,400	(2)	9.5%

Wellington Management Group LLP c/o Wellington Management Company LLP 280 Congress Street Boston, Massachusetts 02210	1,820,879	(3)	7.9%

John C. Goff c/o Goff Capital, Inc. 500 Commerce Street, Suite 700 Fort Worth, Texas 76102	1,664,808	(4)	7.2%

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	1,399,693	(5)	6.0%

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,297,500	(6)	5.6%

VR Global Partners, L.P. c/o Intertrust (Cayman) Limited 190 Elgin Avenue George Town, Grand Cayman, KY1-9005 Cayman Islands	1,169,239	(7)	5.0%

James E. Duffy	11,635	(8)	*

Gary L. Hultquist	32,964	(9)	*

Thomas O. Hicks, Jr.	105,032	(10)	*

William K. White	19,428	(11)	*

Janet W. Pasque	12,217	(12)	*

Tod C. Benton	6,617	(13)	*

Nicholas J. Sutton	599,464	(14)	2.6%
44

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Richard F. Betz	320,464	(15)	1.4%

Theodore Gazulis	272,842	(16)	1.2%

Michael N. Stefanoudakis	153,713	(17)	*

Bob D. Brady, Jr.	113,740	(18)	*

James M. Piccone	222,468	(19)

All directors and executive officers as a group (13 persons)	1,903,093	(20)	8.2%

*	Represents less than 1% of the outstanding shares of Common Stock.

(1)	Security ownership information for beneficial owners is taken from statements filed with the SEC pursuant to Sections 13(d), 13(g) and 16(a) of Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information made known to the Company. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants or other derivative securities that are currently exercisable or exercisable within 60 days of April 25, 2018 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants or derivative securities, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Restricted stock subject to conditions on vesting is considered issued and outstanding for all purposes. The percentage of beneficial ownership is based on 23,160,664 shares of Common Stock outstanding as of April 25, 2018.

(2)	This disclosure is based on Amendment No. 2 to Schedule 13D filed with the SEC on March 12, 2018 on behalf of each of the following persons: (i) Monarch Alternative Capital LP (“MAC”), which serves as advisor to a variety of funds (such funds collectively, the “Funds”); (ii) MDRA GP LP (“MDRA GP”), which is the general partner of MAC; and (iii) Monarch GP LLC (“Monarch GP”), which is the general partner of MDRA GP. MAC, MDRA GP and Monarch GP share voting and dispositive power over 2,193,400 shares of Common Stock with each applicable Fund directly holding such shares, except for 100 of such shares, which the Funds hold indirectly through affiliated entities.

(3)	This disclosure is based on Amendment No. 3 to Schedule 13G filed with the SEC on February 8, 2018 on behalf of each of the following persons: (i) Wellington Management Group LLP (“WMG”); (ii) Wellington Group Holdings LLP (“WGH”); (iii) Wellington Investment Advisors Holdings LLP (“WIA”); and (iv) Wellington Management Company LLP (“WMC”). Each of WMG, WGH and WIA share voting power over 1,480,413 shares of Common Stock and share dispositive power over 1,820,879 shares of Common Stock. WMC shares voting power over 1,470,493 shares of Common Stock and shares dispositive power over 1,810,959 shares of Common Stock. The securities as to which the Schedule 13G is filed are owned of record by clients of one or more investment advisers directly or indirectly owned by WMG.

(4)	This disclosure is based on Amendment No. 6 to Schedule 13D/A filed with the SEC on December 21, 2016 on behalf of each of the following persons: (i) John C. Goff; (ii) The John C. Goff 2010 Family Trust (“Goff Family Trust”); (iii) Goff Family Investments, LP (“Goff Family Investments”); (iv) Kulik Partners, LP (“Kulik Partners”); (v) Cuerno Largo Partners, LP (“Cuerno Partners”); (vi) The Goff Family Foundation (“Goff Foundation”); (vii) JCG 2016 Holdings, LP; (viii) Cuerno Largo, LLC (“Cuerno GP”); (ix) Kulik GP, LLC (“Kulik GP”); (x) Goff Capital, Inc. (“Goff Capital”); and (xi) JCG 2016 Management, LLC. As of the date of such filing, John C. Goff may be deemed the beneficial owner of (1) 636,608 shares of Common Stock owned by Goff Family Trust, (2) 110,000 shares of Common Stock owned by Goff Family Investments, (3) 82,000 shares of Common Stock owned by Kulik Partners, (4) 82,000 shares of Common Stock owned by Cuerno Partners, (5) 15,360 shares of Common Stock owned by Goff Foundation, (6) 674,391 shares of Common Stock owned by JCG 2016 Holdings (comprised of 606,668 shares of Common Stock and 2,000 shares of preferred
45

stock convertible into 67,723 shares of Common Stock); and (7) 64,449 shares of Common Stock owned by him individually or held in family members’ accounts over which he shares investment and/or dispositive power. As general partner of the Kulik Partners, Kulik GP may be deemed to have the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of the Kulik Partners shares. Kulik GP disclaims beneficial ownership of the Kulik Partner shares, except to the extent of its pecuniary interest therein. As general partner of the Cuerno Partners, Cuerno GP may be deemed to have the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of the Cuerno Partner shares. Cuerno GP disclaims beneficial ownership of the Cuerno Partner shares, except to the extent of its pecuniary interest therein. As general partner of Goff Family Investments, Goff Capital may be deemed to have the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of Goff Family Investments shares. Goff Capital disclaims beneficial ownership of Goff Family Investments Shares, except to the extent of its pecuniary interest therein. As general partner of JCG 2016 Holdings, JCG 2016 Management may be deemed to have the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of JCG 2016 Holdings Shares. JCG 2016 Management disclaims beneficial ownership of JCG 2016 Holdings Shares, except to the extent of its pecuniary interest therein. As trustee of Goff Family Trust, as managing member of Cuerno GP, Kulik GP and JCG 2016 Management, as the sole board member of Goff Foundation and as president of Goff Capital; John C. Goff may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the Goff Family Trust shares, the Kulik Partner shares, the Cuerno Partner shares, the Goff Foundation shares, the Goff Family Investments shares, and the JCG 2016 Holdings shares. Mr. Goff disclaims beneficial ownership of those shares, except to the extent of his pecuniary interest therein.

(5)	This disclosure is based on a Schedule 13G filed with the SEC on February 1, 2018 on behalf of BlackRock, Inc. (“Blackrock”). BlackRock is the beneficial owner of 1,399,693 shares of Common Stock (holding sole voting power over 1,361,159 shares of Common Stock and sole dispositive power over 1,399,693 shares of Common Stock) as a result of being a parent holding company to the following subsidiaries which hold shares of Common Stock: BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock (Netherlands) B.V.; BlackRock Fund Advisors; BlackRock Asset Management Ireland Limited; BlackRock Institutional Trust Company, National Association; BlackRock Financial Management, Inc.; BlackRock Asset Management Schweiz AG; and BlackRock Investment Management, LLC.

(6)	This disclosure is based on a Schedule 13G filed by The Vanguard Group (“Vanguard”), a parent holding company, with the SEC on February 9, 2018. Vanguard is the beneficial owner of 1,297,500 shares of Common Stock with sole dispositive power over 1,273,895 shares, shared dispositive power over 23,605 shares, sole voting power over 23,872 shares, and shared voting power over 800 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 22,805 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 1,867 shares as a result of its serving as investment manager of Australian investment offerings.

(7)	This disclosure is based on a Schedule 13D filed with the SEC on February 7, 2018 on behalf of each of the following persons: (i) VR Global Partners, L.P. (the “Fund”); (ii) VR Advisory Services Ltd. (“VR”); (iii) VR Capital Participation Ltd. (“VRCP”); (iv) VR Capital Group Ltd. (“VRCG”); (v) VR Capital Holdings Ltd. (“VRCH”); and (vi) Richard Deitz (collectively, the “Reporting Persons”). The Fund is an investment fund organized as a limited partnership for which VR provides investment advisory services and serves the general partner. VRCP, VRCG and VRCH are each affiliates of both the Fund and VR within the VR Capital Group, for which Richard Deitz serves as President. As of the date of such filing, each of the Reporting Persons may be deemed the beneficial owner of 1,169,239 shares of Common Stock. This amount consists of: (A) 983,000 shares of Common Stock; and (B) 186,239 shares of Common Stock obtainable upon conversion of 5,500 shares of the Issuer’s Preferred Stock. The Fund holds sole voting power and sole dispositive power over 1,169,239 shares of Common Stock. Each of VR, VRCP, VRCG, VRCH and Richard Dietz holds shared voting power and shared dispositive power over 1,169,239 shares of Common Stock.

(8)	The disclosure for Mr. Duffy includes 4,843 shares of restricted stock that are subject to future vesting. Also includes 6,792 shares held by the reporting person in a revocable trust that are pledged as collateral for a loan.
46

(9)	The disclosure for Mr. Hultquist includes 4,843 shares of restricted stock that are subject to future vesting.

(10)	The disclosure for Mr. Hicks includes 4,843 shares of restricted stock that are subject to future vesting.

(11)	The disclosure for Mr. White includes 4,843 shares of restricted stock that are subject to future vesting.

(12)	The disclosure for Ms. Pasque includes 6,617 shares of restricted stock that are subject to future vesting. Also includes 5,600 shares held by the reporting person in a revocable trust.

(13)	The disclosure for Mr. Benton includes 6,617 shares of restricted stock that are subject to future vesting.

(14)	The disclosure for Mr. Sutton includes 36,400 shares of restricted stock that are subject to future vesting. Also includes 94,150 shares held by the reporting person in an IRA account, 255,914 shares held in a revocable trust and options to purchase 169,374 shares of Common Stock that are exercisable or will become exercisable within 60 days of April 25, 2018.

(15)	The disclosure for Mr. Betz includes 129,553 shares of restricted stock that are subject to future vesting. Also includes 32,660 shares held by the reporting person in an IRA account and options to purchase 60,286 shares of Common Stock that are exercisable or will become exercisable within 60 days of April 25, 2018.

(16)	The disclosure for Mr. Gazulis includes 70,313 shares of restricted stock that are subject to future vesting. Also includes 111,113 shares held by the reporting person in a revocable trust, 8,782 shares held in a custodial account, 2,000 shares held in a joint account, 1,000 shares held in an IRA FBO George Gazulis, Theodore Gazulis, beneficiary, and options to purchase 60,286 shares of Common Stock that are exercisable or will become exercisable within 60 days April 25, 2018.

(17)	The disclosure for Mr. Stefanoudakis includes 68,728 shares of restricted stock that are subject to future vesting. Also includes 11,000 shares held by the reporting person in an IRA account and options to purchase 34,449 shares of Common Stock that are exercisable or will become exercisable within 60 days of April 25, 2018.

(18)	The disclosure for Mr. Brady includes 54,257 shares of restricted stock that are subject to future vesting. Also includes options to purchase 30,142 shares of Common Stock that are exercisable or will become exercisable within 60 days of April 25, 2018.

(19)	The disclosure for Mr. Piccone includes 15,527 shares of restricted stock that are subject to future vesting. Also includes 15,405 shares held by Mr. Piccone in an IRA account.

(20)	This disclosure includes 429,449 shares of restricted stock that are subject to future vesting and options to purchase 380,295 shares of Common Stock that are exercisable or will become exercisable within 60 days of April 25, 2018.
47

EQUITY PLAN INFORMATION

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding shares of our Common Stock issuable under our compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,048,698	(1)		(1)	1,913,502	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	1,048,698	(1)		(1)	1,913,502	(2)

(1)	At December 31, 2017, 130,444 of these shares were reserved for issuance underlying unearned “Outperformance Shares” that have no exercise price associated with the award. Also, 918,254 of these shares are reserved for issuance underlying stock options issued in 2015 and 2016. These options have a weighted-average exercise price of $3.58.

(2)	This reflects the shares that remained available for issuance under the Incentive Plan as of December 31, 2017. As of April 25, 2018, the Company had (i) 1,187,544 shares remaining available for future issuance under such plan (net of shares reserved for outstanding awards), (ii) 729,888 options outstanding with a weighted average exercise price of $4.04 per share and all subject to three year vesting, (iii) an aggregate of 862,156 shares of restricted stock outstanding that are subject to future vesting, and (iv) 315,101 shares reserved for issuance underlying unvested “Outperformance Share” awards.

Current Equity Awards Outstanding

The following table sets forth information regarding shares currently outstanding under our Incentive Plan as of April 25, 2018. The Company made its 2018 annual long term incentive awards to employees in February 2018 and the stock component of those awards is included in the table below.

Stock options outstanding	729,888
Weighted average exercise price	$4.04
Weighted average remaining contractual life	7.57 years
Restricted stock outstanding (unvested)	862,156
Shares reserved for issuance under unvested Outperformance Shares	315,101
Shares remaining for grant under the Incentive Plan	1,187,544
48

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

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the Company’s Code of Business Conduct and Ethics, the Board will review and approve all relationships and transactions in which it and its directors, director nominees and executive officers and their immediate family members, as well as holders of more than 5% of any class of its voting securities and their family members, have a direct or indirect material interest. In approving or rejecting such proposed relationships and transactions, the Board shall consider the relevant facts and circumstances available and deemed relevant to this determination. The Company has designated its Executive Vice President, Corporate Development/Strategy, General Counsel and Secretary, Michael N. Stefanoudakis, as the compliance officer to generally oversee compliance with the Code of Business Conduct and Ethics.

Director Independence

Under the rules of the NYSE, a majority of the members of the Board and all of the members of certain committees must be composed of “independent directors,” as defined in the rules of the NYSE. In general, an “independent director” is a person other than an officer or employee of the Company or any other individual who has a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Additional independence and qualification requirements apply to our directors serving on certain committees. As discussed under “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Board Committees,” the Company has standing Audit, Compensation and Corporate Governance/Nominating Committees, each of which is composed entirely of independent directors under each of the applicable standards. The Board has determined that, other than Messrs. Sutton, Betz and Piccone (who resigned from the Board January 1, 2018), each member of the Board is independent under the NYSE rules. In making that determination, the Board considered (i) the relationship of Mr. Hicks with Hicks Holdings LLC, a stockholder of the Company and affiliate of the sponsor of our 2009 public merger transaction, (ii) the investment by several of the Company’s executive officers in ReadyMax, Inc., a company of which Mr. Duffy is the Chairman, a co-founder and a stockholder, in an aggregate interest of less than 10% of the outstanding shares of such company and (iii) Ms. Pasque’s prior employment with the Company and Predecessor Resolute, serving in a senior management capacity from 2004 to 2010.

49

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Principal Accountants

The following table presents the aggregate fees billed for the indicated services performed by KPMG for the 2016 and 2017 fiscal years.

	2016	2017
Audit fees(1)	$673,815	840,000
Audit-related fees(2)	149,950	90,000
Tax fees	—	—
All other fees	—	—
Total	$823,765	$930,000

(1)	Audit fees consist of the aggregate fees billed for professional services rendered by KPMG for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q or services that are normally provided by KPMG in connection with the offering of securities and statutory and regulatory filings or engagement.

(2)	Audit-related fees consist of the aggregate fees billed for audits of, and consents related to, Statements of Revenues and Direct Operating Expenses associated with the Company’s acquisitions of certain properties during 2016 and 2017.

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

50

RECONCILIATION OF NON-GAAP MEASURES

In this Form 10-K/A, the term “Adjusted EBITDA” is used. Adjusted EBITDA is a non-GAAP financial measure and is equivalent to earnings before interest, income taxes, depreciation, depletion, amortization and accretion expenses, stock-based compensation, nonrecurring cash-settled incentive awards, mark-to-market commodity derivative gain (loss), gains and losses on the sale of assets and ceiling write-down of oil and gas properties. Resolute’s management believes Adjusted EBITDA is an important financial measurement tool that facilitates comparison of our operating performance, and provides information about the Company’s ability to service or incur indebtedness and pay for its capital expenditures. This information differs from measures of performance determined in accordance with GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. This measure is not necessarily indicative of operating profit or cash flow from operating activities as determined under GAAP and may not be equivalent to similarly titled measures of other companies. The table below reconciles Resolute’s net income (loss) to Adjusted EBITDA.

	Twelve Months Ended December 31,
	2017	2016
	($ in thousands)
Net loss	$(1,233)	$(161,722)
Adjustments:
Interest expense, net	43,449	50,684
Income tax (benefit) expense	(293)	91
Depletion, depreciation, amortization and asset retirement obligation accretion	92,089	50,462
Impairment of proved oil and gas properties	—	58,000
Aneth transaction costs	6,545	—
Stock-based compensation	12,273	6,316
Cash-settled incentive awards accrued	16,174	34,926
Cash-settled incentive awards paid	(2,169)	(5,742)
Mark-to-market loss	9,385	107,794
Contingent consideration gain	(3,464)	—
Total adjustments	173,989	302,531
Adjusted EBITDA	$172,756	$140,809

In this Form 10-K/A, the term “cash-based general and administrative expense” is used. We define cash-based general and administrative expense (non-GAAP measure) as consolidated general and administrative expense adjusted to exclude non-cash share based compensation expense and one-time, non-recurring, transaction related expenses (transaction costs or fees). An example of such fees and expenses are the fees and expenses that were incurred in conjunction with the closing of the Aneth Disposition. Resolute’s management believes cash-based general and administrative expense is an important metric that enables management to evaluate the Company’s activities and operations consistently between periods and through the normal course of our activities and operations. This information differs from measures of our activities and operations determined in accordance with GAAP and should not be considered in isolation or as a substitute for measures of our activities and operations prepared in accordance with GAAP. This measure may not be equivalent to similarly titled measures of other companies. The table below reconciles Resolute’s general and administrative expense to cash-based general and administrative expense.

51

	Twelve Months Ended December 31,
	2017	2016
	($ in thousands)
General and administrative expenses	$48,537	$32,627
Adjustments:
Non-cash share based compensation	12,074	6,033
One-time transaction related expenses	6,545	—
Cash-based general and administration expenses	$29,918	$26,594
52

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.

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

Exhibit Number	Description of Exhibits
2.12†	First Amendment to Membership Interest and Asset Purchase Agreement dated November 6, 2017 by and among Resolute Energy Corporation, Hicks Acquisition Company I. Inc., and Resolute Natural Resources Company, LLC as sellers, Resolute Aneth, LLC as the Company, and Elk Petroleum Aneth, LLC as Buyer and Elk Petroleum Limited as Parent Guarantor (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed on November 7, 2017).
2.13†	Purchase and Sale Agreement dated January 17, 2017, by and between Resolute Natural Resources Southwest, LLC, as seller and Wishbone Texas Operating Company LLC, as buyer (incorporated by reference as Exhibit 10.1 to the current report on Form 8-K filed on February 23, 2017).
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

4.6	Rights Agreement, dated as of May 17, 2016, between Resolute Energy Corporation and Continental Stock Transfer & Trust Company, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on May 17, 2016).
4.7	Registration Rights Agreement, dated October 4, 2016, between Resolute Energy Corporation and Firewheel Energy, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 7, 2016).
55

Exhibit Number	Description of Exhibits
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

Exhibit Number	Description of Exhibits
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

10.2.2	Second Amendment to the Third Amended and Restated Credit Agreement, dated as of October 18, 2017, among Resolute Energy Corporation, as Borrower, certain subsidiaries, as Guarantors, Bank of Montreal, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 19, 2017).
10.3#	2009 Performance Incentive Plan (incorporated by reference as Exhibit 10.7 to Amendment No.1 to the Initial S-4 filed on August 31, 2009).
10.3.1#	Amendment No. 1 to 2009 Performance Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A as filed with the SEC on April 25, 2011).
10.3.2#	Amendment No. 2 to 2009 Performance Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A as filed with the SEC on May 11, 2015).
10.3.3#	Amendment No. 3 to 2009 Performance Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A as filed with the SEC on April 11, 2016).
57

Exhibit Number	Description of Exhibits
10.3.4#	Amendment No. 4 to 2009 Performance Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A as filed with the SEC on April 11, 2017).
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

10.10.1

Crude Oil Purchase Agreement dated as of June 1, 2014, regarding Additional Volumes, and as of July 1, 2014, regarding Base Volumes for the sale and purchase of crude oil between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, LLC as seller that supersedes the Crude Oil Purchase Agreement dated August 31, 2011 between Western Refining Southwest, Inc., as purchaser, and Resolute Natural Resources Company, LLC, as seller (incorporated by reference to the Exhibit 10.1 on Form 8-K filed on July 11, 2014.)

Exhibit Number	Description of Exhibits
10.10.2

First Amendment to Crude Oil Purchase Agreement dated as of December 31, 2014, between Resolute Energy Corporation as seller, and Western Refining Southwest, Inc. as purchaser (incorporated by reference to the Exhibit 10.3 on Form 8-K filed on December 31, 2014).

10.10.3

Second Amendment to Crude Oil Purchase Agreement dated as of December 8, 2015, between Resolute Energy Corporation as seller, and Western Refining Southwest, Inc. as purchaser (incorporated by reference to the Exhibit 10.1 on Form 8-K filed on December 14, 2015).

10.10.4	Third Amendment to Crude Oil Purchase Agreement, dated May 9, 2016, by and among Resolute Natural Resources Company, LLC, Western Refining Southwest, Inc. and Navajo Nation Oil and Gas Company (incorporated by reference as Exhibit 10.1 to the report on Form 10-Q filed on May 9, 2016).
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

Exhibit Number	Description of Exhibits
10.35†	Purchase and Sale Agreement dated July 7, 2016, by and between Resolute Natural Resources Southwest, LLC and Firewheel Energy, LLC, as sellers and Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 2, 2016).
10.36†	Purchase and Sale Agreement dated July 7, 2016, by and between Resolute Natural Resources Southwest, LLC, as seller, and Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 2, 2016).
10.37	Earn-Out Agreement dated July 7, 2016 by and between Resolute Natural Resources Southwest, LLC and Firewheel Energy, LLC, as sellers and Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed on August 2, 2016).
10.37.1	First Amended and Restated Earn-Out Agreement dated March 10, 2017 by and between Resolute Natural Resources Southwest, LLC, as seller and Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (incorporated by reference to Exhibit 10.37.1 to the annual report on Form 10-K filed on March 13, 2017).
10.38	Convertible Preferred Stock Purchase Agreement, dated October 4, 2016, between Resolute Energy Corporation and BMO Capital Markets Corp. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 7, 2016).
10.39	Convertible Preferred Stock Registration Rights Agreement, dated October 4, 2016, between Resolute Energy Corporation and Firewheel Energy, LLC. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on October 7, 2016).
10.40	Underwriting Agreement, dated December 19, 2016, between Resolute Energy Corporation, BMO Capital Markets Corp. and Goldman Sachs & Co., as a representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K filed on December 22, 2016).
10.41	Commitment Letter between Resolute Energy Corporation and BMO Capital Markets dated March 3, 2017 in reference to financing the CP Acquisition announced on March 3, 2017 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 3, 2017).
10.42†	Crude Oil Connection and Dedication Agreement dated April 27, 2017, by and between Resolute Natural Resources Southwest, LLC, a Delaware limited liability company, as Producer, and Caprock Permian Crude LLC, as Carrier (incorporated by reference to Exhibit 10.1 to the current report on Form 10-Q filed on August 7, 2017).
10.43†	Crude Oil Purchase Contract dated April 27, 2017, by and between Resolute Natural Resources Southwest LLC and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.2 to the current report on Form 10-Q filed on August 7, 2017).
10.44#	Form of Equity Incentive Grant Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on February 13, 2017).
10.45#	Form of Equity Incentive Grant Agreement between Resolute Energy Corporation and certain participants (incorporated by reference as Exhibit 4.1 to the current report on Form 8-K filed on February 16, 2018).
12.1*	Statement of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Resolute Energy Corporation.
23.1*	Consent of KPMG LLP.
61

Exhibit Number	Description of Exhibits
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Netherland, Sewell & Associates, Inc. regarding the registrant’s reserves as of December 31, 2017.
101

The following materials are filed herewith: (i) XBRL Instance Document, (ii) XBRL Taxonomy Extension Schema Document, (iii) XBRL Taxonomy Extension Calculation Linkbase Document, (iv) XBRL Taxonomy Extension Labels Linkbase Document, (v) XBRL Taxonomy Extension Presentation Linkbase Document, and (vi) XBRL Taxonomy Extension Definition Linkbase Document.

†	Certain of the schedules, exhibits and similar attachments attached to these exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. Resolute agrees to furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon request.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
#	Management Contract, Compensation Plan or Agreement.
*	Previously filed with the Original Report.
**	Previously furnished with the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE ENERGY CORPORATION		Dated: April 27, 2018

By:	/s/ Richard F. Betz
Richard F. Betz, Chief Executive Officer and Director