Form 10-Q
period 2018-03-31
Resolute Energy Corp
filed 2018-05-07
CIK 1469510

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    No  ☑

As of April 30, 2018, 23,160,922 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “poised,” “believes,” “predicts,” “potential,” “continue,” or similar expressions are intended to identify such statements; however the absence of these words does not mean the statements are not forward-looking. Forward-looking statements included in this report relate to, among other things, anticipated production in 2018; anticipated capital expenditures and activity in 2018; future leverage ratios; the impact and amount of contingency payments from the Aneth Field purchaser; potential proceeds from a midstream transaction with the Bronco properties; future earnout payments; future infrastructure and other capital projects; our financial condition and management of the Company in the current commodity price environment, including expectations regarding price fluctuations; future financial and operating results; liquidity and availability of capital; future borrowing base adjustments and the effect thereof; future pad drilling timing and plans and expected resulting cost savings and production impact; future production, reserve growth and decline rates; our plans and expectations regarding our development activities including drilling and completing wells, the number of such potential projects, locations and anticipated acreage held by production by the end of 2018; the potential impact of well interference and the effectiveness of operational adjustments to mitigate it; the prospectivity of our properties and acreage; and the anticipated accounting treatment of various activities. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily, although not exclusively, located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2017, and such things as:

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

•	our ability to achieve the growth and benefits we expect from our acquisitions;
•	our ability to achieve the benefits we expect from the Aneth Field Sale (defined below);
•	the success of the development plan for and production from our oil and gas properties;
•	the completion, timing and success of drilling on our properties;
•	the potential for downspacing, infill or multi-lateral drilling in the Permain Basin or obstacles thereto;
•	the completion and success of exploratory drilling on our properties;
•	the timing and amount of future production of oil and gas;
•	risks related to our level of indebtedness;
•	our ability to fulfill our obligations under our revolving credit facility, the senior notes and any additional indebtedness we may incur;
•	constraints imposed on our business and operations by our revolving credit facility and senior notes which may limit our ability to execute our business strategy;
•	future write downs of reserves and the carrying value of our oil and gas properties;
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

Production rates, including “early time” rates, 24-hour peak IP rates, 30-day peak IP rates, 60-day peak IP rates, 90-day peak IP rates, 120-day peak IP rates and 150-day peak IP rates for both our wells and for those wells that are located near to our properties are limited data points in each well’s productive history and represent three stream gross production. These rates are sometimes actual rates and sometimes extrapolated or normalized rates. As such, the rates for a particular well may change as additional data becomes available. Peak production rates are not necessarily indicative or predictive of future production rates, EUR or economic rates of return from such wells and should not be relied upon for such purpose. Equally, the way we calculate and report peak IP rates and the methodologies employed by others may not be consistent, and thus the values reported may not be directly and meaningfully comparable. Lateral lengths described are indicative only. Actual completed lateral lengths depend on various considerations such as lease‐line offsets. Standard length laterals, sometimes referred to as 5,000 foot laterals, are laterals with completed length generally between 4,000 feet and 5,500 feet. Mid‐length laterals, sometimes referred to as 7,500 foot laterals, are laterals with completed length generally between 6,000 feet and 8,000 feet. Long laterals, sometimes referred to as 10,000 foot laterals, are laterals with completed length generally longer than 8,000 feet.

You are urged to consider closely the disclosure in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, in particular the factors described under “Risk Factors.”

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$617	$3,762
Accounts receivable	58,577	63,420
Commodity derivative instruments	3,757	526
Contingent payment derivative instrument	5,671	8,311
Prepaid expenses and other current assets	2,115	1,856
Total current assets	70,737	77,875
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	266,391	248,059
Proved	2,083,859	2,030,316
Other property and equipment	12,672	12,879
Accumulated depletion, depreciation and amortization	(1,759,912)	(1,737,116)
Net property and equipment	603,010	554,138
Other assets:
Contingent payment derivative instrument	12,253	9,635
Other Assets	274	274
Total assets	$686,274	$641,922
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$25,532	$16,077
Accrued expenses	67,067	53,754
Accrued revenue payable	24,730	28,255
Accrued cash-settled incentive awards	39,541	34,317
Accrued interest payable	18,742	7,574
Commodity derivative instruments	24,735	20,822
Total current liabilities	200,347	160,799
Long term liabilities:
Revolving credit facility	37,802	27,487
Senior notes	523,462	523,240
Commodity derivative instruments	2,433	990
Other long term liabilities	3,824	3,815
Total liabilities	767,868	716,331
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized; issued and outstanding 62,500 shares at March 31, 2018 and December 31, 2017; $62.5 million liquidation preference	—	—
Common stock, $0.0001 par value; 45,000,000 shares authorized; issued and outstanding 23,152,313 and 22,527,652 shares at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	964,367	957,426
Accumulated deficit	(1,045,963)	(1,031,837)
Total stockholders’ deficit	(81,594)	(74,409)
Total liabilities and stockholders’ deficit	$686,274	$641,922

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Oil	$59,651	$57,659
Gas	6,360	4,352
Natural gas liquids	8,707	2,581
Total revenue	74,718	64,592
Operating expenses:
Lease operating	11,665	18,356
Production and ad valorem taxes	5,540	5,969
Depletion, depreciation and amortization	23,537	16,035
General and administrative	21,067	10,415
Cash-settled incentive awards	11,341	5,427
Total operating expenses	73,150	56,202
Income from operations	1,568	8,390
Other income (expense):
Interest expense, net	(7,568)	(17,697)
Commodity derivative instruments gain (loss)	(9,402)	10,840
Contingent payment derivative instrument gain	2,579	—
Other expense	(34)	(60)
Total other expense	(14,425)	(6,917)
Income (loss) before income taxes	(12,857)	1,473
Income tax benefit (expense)	—	—
Net income (loss)	(12,857)	1,473
Preferred stock dividends	(1,269)	(1,397)
Net income (loss) available to common stockholders	$(14,126)	$76
Net loss per common share:
Basic and diluted	$(0.64)	$0.01
Weighted average common shares outstanding:
Basic	22,038	21,738
Diluted	22,038	22,791

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2018	22,528	$2	63	$—	$957,426	$(1,031,837)	$(74,409)
Issuance of stock, restricted stock and stock-based compensation	546	—	—	—	8,850	—	8,850
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(65)	—	—	—	(2,114)	—	(2,114)
Exercise of employee options to purchase common stock	143	—	—	—	205	—	205
Preferred stock dividend	—	—	—	—	—	(1,269)	(1,269)
Net loss	—	—	—	—	—	(12,857)	(12,857)
Balance as of March 31, 2018	23,152	$2	63	$—	$964,367	$(1,045,963)	$(81,594)

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$(12,857)	$1,473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	23,537	16,035
Amortization of deferred financing costs and long-term debt premium and discount	537	7,743
Stock-based compensation	8,850	2,973
Commodity derivative instruments (gain) loss	9,402	(10,840)
Commodity derivative settlement gain	(7,277)	(250)
Unrealized contingent payment derivative instrument gain	(2,579)	—
Change in operating assets and liabilities:
Accounts receivable	7,443	10,497
Other current assets	(259)	(6)
Accounts payable and accrued expenses	7,925	3,222
Accrued interest payable	11,168	8,427
Net cash provided by operating activities	45,890	39,274
Investing activities:
Oil and gas exploration and development expenditures	(57,513)	(42,298)
Proceeds from sale of oil and gas properties	2,450	14,183
Deposit for Bronco acquisition	—	(16,000)
Purchase of other property and equipment	(794)	(20)
Restricted cash	—	(737)
Other long-term assets	—	4
Net cash used in investing activities	(55,857)	(44,868)
Financing activities:
Proceeds from bank borrowings	67,000	73,000
Repayments of borrowings	(57,000)	(64,000)
Repayment of term loan	—	(128,303)
Payment of financing costs	—	(2,605)
Payment of preferred dividend	(1,269)	(1,397)
Redemption of restricted stock for employee income taxes	(2,114)	(3,242)
Proceeds from exercise of employee options to purchase common stock	205	93
Net cash provided by (used in) financing activities	6,822	(126,454)
Net decrease in cash and cash equivalents	(3,145)	(132,048)
Cash and cash equivalents at beginning of period	3,762	133,089
Cash and cash equivalents at end of period	$617	$1,041

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Resolute Energy Corporation (“Resolute” or the “Company”), is an independent oil and gas company engaged in the exploitation, development, exploration for and acquisition of oil and gas properties. The Company’s operating assets are comprised of properties in the Delaware Basin in west Texas (the “Delaware Basin Properties”). The Company closed on the sale of Aneth Field, located in the Paradox Basin in southeast Utah (the “Aneth Field Properties” or “Aneth Field”), on November 6, 2017. All 2017 periods presented include the results related to Aneth Field, prior to the disposition. The Company conducts all of its activities in the United States of America.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include Resolute and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X for interim financial reporting. Except as disclosed herein, there has been no material change in our basis of presentation from the information disclosed in the notes to Resolute’s consolidated financial statements for the year ended December 31, 2017. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim financial information have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. All intercompany transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

In connection with the preparation of the condensed consolidated financial statements, Resolute evaluated subsequent events that occurred after the balance sheet date, through the date of filing.

Significant Accounting Policies

The significant accounting policies followed by Resolute are set forth in Resolute’s consolidated financial statements for the year ended December 31, 2017. These unaudited condensed consolidated financial statements are to be read in conjunction with the consolidated financial statements appearing in Resolute’s Annual Report on Form 10-K and related notes for the year ended December 31, 2017.

Effective January 1, 2018, we have adopted ASC 606, Revenue from Contracts with Customers, utilizing the modified retrospective method. See Note 9 for further details related to the Company’s adoption of this standard and revenue recognition accounting policy.

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

Significant estimates with regard to the condensed consolidated financial statements include proved oil and gas reserve volumes and the related present value of estimated future net cash flows used in the ceiling test applied to capitalized oil and gas properties; the estimated fair value and allocation of the purchase price related to business combinations; stock-based compensation expense; cash-settled long-term incentive expense; depletion, depreciation, and amortization; accrued liabilities; and revenue and related receivables.

Accounts Receivable

The Company’s accounts receivable consist of the following as of the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Trade receivables	$15,509	$18,079
Revenue receivables	36,227	43,136
Contingent payment derivative receivable	4,160	1,560
Other receivables	2,681	645
Total accounts receivable	$58,577	$63,420

The Company’s accounts receivable consist mainly of receivables from oil, gas, and natural gas liquids (“NGL”) purchasers and from joint interest owners on properties the Company operates. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings. Generally, the Company’s oil and gas receivables are due between fifteen and thirty days and are collected in less than two months, and the Company has had minimal bad debts.

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability. As of March 31, 2018 and December 31, 2017, the Company had no allowance for doubtful accounts recorded.

Oil and Gas Properties

Pursuant to full cost accounting rules, Resolute is required to perform a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components impacting the calculation are commodity prices, reserve quantities and associated production, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized and all related income tax effects.

No impairment was recorded for the three months ended March 31, 2018 and 2017. If in future periods a negative factor impacts one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur full cost ceiling impairment related to its oil and gas properties in such periods.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. Early adoption is permitted. The standard is effective for annual reporting periods beginning after December 15, 2017. The Company elected to early adopt this standard in the second quarter of 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard became effective for the Company and was adopted on January 1, 2018. The Company elected the modified retrospective transition method. The adoption of this standard had no impact on the Company’s consolidated financial statements. See Note 9 for further details related to the Company’s adoption of this standard.

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

Divestiture of Aneth Field

In November 2017, Resolute and certain of its wholly-owned subsidiaries closed on a Purchase and Sale Agreement pursuant to which the Company sold its respective equity interests in Resolute Aneth, LLC, the entity which holds all of Resolute’s interest in Aneth Field, and certain other assets associated with Aneth Field operations, to an affiliate of Elk Petroleum Limited (the “Aneth Field Sale”).

Under the terms of the Purchase and Sale Agreement, the buyer funded a performance deposit of $10 million which was creditable against the purchase price. In addition to the performance deposit, Resolute received cash consideration of $150 million at closing, subject to normal purchase price adjustments. Additionally, Resolute is entitled to receive additional cash consideration of up to $35 million if oil prices exceed certain levels in the three years after closing, as follows: buyer will pay Resolute $40,000 for each week day in the twelve months after closing that the WTI spot oil price exceeds $52.50 per barrel (up to $10 million); $50,000 for each week day in the twelve months following the first anniversary of closing that the oil price exceeds $55.00 per barrel (up to $10 million) and $60,000 for each week day in the twelve months following the second anniversary of closing that the oil price exceeds $60.00 per barrel (up to $15 million). As of closing, the fair value of the additional consideration was $16.0 million. The proceeds of the sale were used to reduce amounts outstanding under the Company’s Revolving Credit Facility (as defined in Note 5) and for other corporate purposes. Under seller accounting for contingent consideration, the Company has determined that this arrangement meets the definition of a derivative. See Note 8 – Derivative Instruments, for additional information regarding the contingent payment derivative instrument. As the sale did not significantly alter the relationship between capital costs and proved reserves, no gain or loss was recognized.

In conjunction with the closing of the sale of Aneth Field, certain management members resigned from their positions effective January 1, 2018. In connection with their resignation, these individuals and the Company entered into separation agreements. The material terms of the separation agreements, including compensation payable thereunder and treatment of long-term incentive awards, are consistent with their respective employment agreements with the Company dated January 1, 2017, and various long-term incentive award agreements. Effective January 1, 2018, all awards held were modified contemporaneously with the termination of their employment.

Divestiture of Southeast New Mexico Properties in the Permian Basin

In February 2017 the Company closed on the sale of its Denton and South Knowles properties in the Northwest Shelf project area in Lea County, New Mexico (the “New Mexico Properties”), for approximately $14.5 million in cash, subject to customary purchase price adjustments. The proceeds of the sale were used to reduce amounts outstanding under the Company’s Revolving Credit Facility (as defined in Note 5) and for other corporate purposes.

Divestiture of Midstream Assets in the Delaware Basin

In 2016, in connection with the Purchase and Sale Agreement with Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (collectively, “Caprock”) of the Mustang and Appaloosa project areas in Reeve County, Texas (“Mustang” and “Appaloosa,” respectively), Resolute Southwest also entered into a definitive Earn-out Agreement (the “Earn-out Agreement”), pursuant to which Resolute Southwest will be entitled to receive certain earn-out payments based on drilling and completion activity in Appaloosa and Mustang through 2020 that will deliver gas and produced water into the system. Earn-out payments for each qualifying well will vary depending on the lateral length of the well and the year in which the well is drilled and completed. In March 2017 the Earn-out Agreement was amended by the parties to provide for an increase in earn-out payments for wells drilled and completed in 2017. Earn-out payments are contingent on future drilling, and therefore will be recognized when earned. As of March 31, 2018, we have earned $30.9 million of earn-out payments, $2.2 million of this total was earned in the first quarter 2018.

In connection with the closing of the transactions contemplated by the Purchase and Sale Agreement related to the Mustang and Appaloosa project areas, Resolute Southwest entered into fifteen year commercial agreements with Caprock for gas gathering services and water handling and disposal services for all current and future gas and water produced by Resolute Southwest in Mustang and Appaloosa in exchange for customary fees based on the volume of gas and water produced and delivered. Resolute Southwest has agreed to dedicate and deliver all gas and water produced from its acreage in Mustang and Appaloosa to Caprock for gathering, processing, compression and disposal services for a term of fifteen years.

In April 2017, Resolute Southwest entered into a Crude Oil Connection and Dedication Agreement with Caprock Permian Crude LLC (“Caprock Crude”), an affiliate of Caprock. Pursuant to the agreement, Caprock Crude constructed the gathering systems, pipelines and other infrastructure for the gathering of crude oil from our Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute Southwest has agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock Crude for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock. For the first five years of the agreement, the crude oil will be delivered to Midland Station under a joint tariff arrangement between Caprock Crude and Plains Pipeline, L.P. In April 2017, Resolute Southwest also entered into a Crude Oil Purchase Contract with Plains Marketing, L.P. (“Plains”) providing for the sale to Plains of substantially all of the crude oil produced from the Mustang and Appaloosa areas for a price equal to an indexed market price less a $1.75 differential that will cover the joint tariff payable to Caprock Crude under the Crude Oil Connection and Dedication Agreement.

Pro Forma Financial Information

The unaudited pro forma financial information for the three months ended March 31, 2017 reflects Resolute’s results as if the divestiture of Aneth Field had occurred on January 1, 2017 (in thousands, except per share amounts):

Three Months Ended
March 31, 2017
Revenue	$41,865
Income from operations	5,448
Net loss available to common stockholders	(2,693)

Net loss per share
Basic and diluted	$(0.12)
Weighted average common shares outstanding
Basic and diluted	21,738

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

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Potential dilutive securities	3,894	3,625
Anti-dilutive securities	3,894	2,116

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net loss available to common stockholders	$(14,126)	$76

Basic weighted average common shares outstanding	22,038	21,738
Add: dilutive effect of non-vested restricted stock	—	172
Add: dilutive effect of options	—	881
Diluted weighted average common shares outstanding	22,038	22,791

Basic and diluted net loss per common share	$(0.64)	$0.01

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	March 31, 2018
Revolving credit facility	$40,000	$—	$(2,198)	$37,802
8.50% senior notes	525,000	2,001	(3,539)	523,462
Total long-term debt	$565,000	$2,001	$(5,737)	$561,264

	Principal	Unamortized premium/ (discount)	Unamortized deferred financing costs	December 31, 2017
Revolving credit facility	$30,000	$—	$(2,513)	$27,487
8.50% senior notes	525,000	2,222	(3,982)	523,240
Total long-term debt	$555,000	$2,222	$(6,495)	$550,727

For the three months ended March 31, 2018 and 2017, the Company reported interest expense on long-term debt of $7.6 million and $17.7 million, respectively. The Company capitalized $5.3 million and $2.5 million of interest expense during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company paid cash for interest expense in the amount of $1.1 million and $4.0 million, respectively.

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

The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders’ sole discretion. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. The Revolving Credit Facility matures in February 2021, unless there is a maturity of material indebtedness prior to such date.

The Revolving Credit Facility includes covenants that require, among other things, Resolute to maintain a ratio of current assets to current liabilities of no less than 1.00 to 1.00 and a ratio of funded debt to EBITDA (as defined in the Revolving Credit Facility) of no more than 4.00 to 1.00. The Revolving Credit Facility also includes customary additional terms and covenants that place limitations on certain types of activities, hedging, the payment of dividends, and that require satisfaction of certain financial tests.

In March 2018, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement. The Third Amendment, among other things, amended the definition of Applicable Margin so that if the ratio of total funded debt to EBITDA for the period ending June 30, 2018, exceeds 4.00:1.00, then each applicable rate per annum shall be increased by 0.25% per annum until the date such ratio is calculated for the quarter ending September 30, 2018. It also amended the definition of EBITDA to include certain costs incurred by the Company in connection with activist investor campaigns and provides for certain amendments to the calculation of EBITDA, and amended the covenant governing the ratio of funded debt to EBITDA so that for the quarter ended March 31, 2018, that ratio shall be 4.00:1.00, for the quarter ending June 30, 2018, that ratio shall be 4.25:1.00, and for quarters ending thereafter, that ratio shall be 4.00:1.00. Lastly, the Third Amendment also provided that the borrowing base shall automatically be reduced by 25% of all unsecured indebtedness of the Company in excess of $600 million. In April 2018, the borrowing base was reaffirmed at $210.0 million. Resolute was in compliance with the terms and covenants of the Revolving Credit Facility at March 31, 2018.

As of March 31, 2018, outstanding borrowings under the Revolving Credit Facility were $40 million with a weighted average interest rate of 4.74%, under a borrowing base of $210 million. The borrowing base availability had been reduced by $2.6 million in conjunction with letters of credit issued at March 31, 2018.

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

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and all of the Company’s subsidiaries, each of which is 100% owned by the Company (the “Guarantors”) in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013 and July 2017 the Company registered the exchange of the Original Senior Notes and the Incremental Senior Notes, respectively, with the SEC pursuant to registration statements on Form S-4 that enabled holders of the Senior Notes to exchange the privately placed Senior Notes for registered Senior Notes with substantially identical terms. All of the Original Senior Notes and Incremental Senior Notes have been exchanged for publically registered Senior Notes. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of March 31, 2018.

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

The fair value of the Senior Notes at March 31, 2018, was estimated to be $524.7 million based upon data from independent market makers (Level 2 fair value measurement).

An additional placement of Senior Notes was consummated in April 2018, see Note 10 – Subsequent Events, for a description of the notes.

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant, unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2018 and 2017, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% and 35%, respectively to income before income taxes. This difference relates primarily to the valuation allowance established, in addition to state income taxes and estimated permanent differences.

There was no provision for income taxes during the three months ended March 31, 2018 and 2017.

The Company had no reserve for uncertain tax positions as of March 31, 2018 or 2017. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized.  The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required.  As a result of the Company's analysis, it was concluded that as of March 31, 2018 a valuation allowance should be established against the Company's deferred tax asset.  The Company recorded a valuation allowance as of March 31, 2018 and 2017 of $197.7 million and $309.7 million, respectively, on its deferred tax asset.  The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2018 and December 31, 2017, the Company had 62,500 shares of preferred stock issued and outstanding.

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

A preferred dividend of $1.3 million was declared on March 21, 2018, and paid on April 16, 2018, to holders of record at the close of business on April 1, 2018.

Common Stock

The authorized common stock of the Company consists of 45,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board of Directors. At March 31, 2018, and December 31, 2017, the Company had 23,152,313 and 22,527,652 shares of common stock issued and outstanding, respectively.

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

Long Term Employee Incentive Plan

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Stock Compensation.

In July 2009, the Company adopted the 2009 Performance Incentive Plan, providing for long-term stock-based awards intended as a means for the Company to attract, motivate, retain and reward directors, officers, employees and other eligible persons through the grant of awards and incentives for high levels of individual performance and improved financial performance of the Company. The stock-based awards are also intended to further align the interests of award recipients and the Company’s stockholders. The maximum number of shares of common stock that may be issued under the Incentive Plan is 4,901,548 (which includes the additional 620,000 shares under Amendment No. 2 to the Incentive Plan approved by the Company’s stockholders in June 2015, the 1,000,000 shares under Amendment No. 3 to the Incentive Plan approved by the Company’s stockholders in May 2016 and the 1,450,000 shares under Amendment No. 4 to the Incentive Plan approved by the Company’s stockholders in May 2017).

For the three months ended March 31, 2018 and 2017, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Time-based restricted stock awards	$3,474	$1,500
TSR awards	1,712	916
Stock option awards	3,664	457
Total stock-based compensation expense	8,850	2,873

Time-based restricted cash awards	1,282	279
Performance-based restricted cash awards	808	507
Cash-settled stock appreciation awards	9,251	4,641
Total cash-based compensation expense	11,341	5,427

Total Incentive Plan compensation expense	$20,191	$8,300

As of March 31, 2018, the Company holds unrecognized stock-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Time-based restricted stock awards	$18,403	2.3
TSR awards	13,492	2.6
Stock option awards	328	0.7
Total unrecognized compensation expense	$32,223

Equity Awards

Equity awards consist of time-based and performance-based restricted stock and stock options under the Incentive Plan.

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three equal annual installments at specified dates based on continued employment. Shares issued to non-employee directors vest in one year based on continued service. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 15% which are updated periodically based on actual employee turnover. During the three months ended March 31, 2018, the Company granted 361,619 shares of time-based restricted stock to employees and non-employee directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the three months ended March 31, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	407,487	$41.62
Granted	361,619	32.90
Vested	(182,274)	43.97
Forfeited	(2,386)	43.92
Non-vested, end of period	584,446	$35.48

The weighted average grant date fair value of shares granted during the three months ended March 31, 2018 and 2017 was $32.90 and $43.92, respectively.

TSR Awards

In February 2017 and 2018 the Board and its Compensation Committee awarded performance-based restricted shares to senior employees and executive officers of the Company under the Incentive Plan. The restricted stock grants vest only upon achievement of thresholds of cumulative total shareholder return (“TSR”) as compared to a specified peer group (the “Performance-Vested Shares”). A TSR percentile (the “TSR Percentile”) is calculated based on the change in the value of the Company’s common stock between the grant date and the applicable vesting date, including any dividends paid during the period, as compared to the respective TSRs of a specified group of eleven peer companies in 2017 and fifteen companies in 2018. The Performance-Vested Shares vest in three installments to the extent that the applicable TSR Percentile ranking thresholds are met upon the one-, two- and three-year anniversaries of the grant date. Performance-Vested Shares that are eligible to vest on a vesting date, but do not qualify for vesting, become eligible for vesting again on the next vesting date. All Performance-Vested Shares that do not vest as of the final vesting date will be forfeited on such date.

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

The valuation model for TSR Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2017	49.07% - 108.21%	0%	0.83% - 1.45%
2018	35.19% - 197.75%	0%	1.96% - 2.31%

The following table summarizes the changes in non-vested TSR Awards for the three months ended March 31, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	130,444	$77.23
Granted	184,657	58.87
Vested	(37,391)	65.90
Non-vested, end of period	277,710	$66.67

No outperformance shares were earned or vested during the three months ended March 31, 2018, related to the TSR awards granted in 2017.

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

The following table summarizes the option award activity for the three months ended March 31, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, beginning of period	918,254	$3.95
Exercised	(176,490)	3.55
Forfeited	(2,589)	3.54
Outstanding, end of period	739,175	$4.04	7.6	$22,659
Exercisable, end of period	470,685	$4.03	7.6	$14,413

No options were granted during the three months ended March 31, 2018 or 2017. The total intrinsic value for options exercised during the three months ended March 31, 2018 and 2017 was $5.5 million and $1.4 million, respectively.

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

Cash-settled Stock Appreciation Rights

A stock appreciation right is the right to receive an amount in cash equal to the excess, if any, of the fair market value of a share of common stock on the date on which the right is exercised over its base price. The February 2016 grants of cash-settled stock appreciation rights hold base prices of $2.65 per share (as to 335,445 rights outstanding as of March 31, 2018) and $2.915 per share (as to 1,121,162 rights outstanding as of March 31, 2018). The awards granted to employees vest in three equal annual installments and have a ten-year term. The awards granted to non-employee directors vest in one year based on continued service and also have a ten-year term. The compensation expense to be recognized for the cash-settled stock appreciation rights was measured using a Black-Scholes pricing model, estimated forfeiture rates between 0% and 14% which will be updated periodically based on actual employee turnover, no dividends and expected price volatility and risk-free rates relative to the expected term. The fair value of the cash-settled stock appreciation rights as of March 31, 2018, was $48.1 million, of which $38.6 million has been expensed.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. Time-based restricted cash issued to non-employee directors vests in one year based on continued service. The compensation expense to be recognized for the time-based restricted cash awards was measured based on the cash value per unit ($1 per unit) on the date of grant and utilized estimated forfeiture rates between 0% and 23% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of March 31, 2018, was $9.6 million, of which $7.6 million has been expensed.

Performance-Based Restricted Cash Awards

The performance criteria for the performance-based restricted cash awards granted in May 2015 are based on future prices of the Company’s common stock trading at or above specified thresholds. If and as certain stock price thresholds are met, using a 60 trading day average, various multiples of the performance-vested cash award will be attained. The first stock price hurdle was at $10.00 at which the award was payable at 1x, and the highest stock price hurdle was $40.00 at which the award was payable at a multiple of 6x. Interim hurdles and multiples between these end points are set forth in the governing agreements. As of March 31, 2018, all of the stock price hurdles up to $40.00 had previously been met. A time vesting element will apply to the performance-vested cash awards such that attained multiples will not be paid out earlier than upon satisfaction of a three-year vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria would need to be satisfied. Once a time vesting date passes, the employee is entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples have been achieved provided the employee continues to be employed by the Company. The final payment of performance-based restricted cash will be in May 2018.

The estimated fair value of the performance-based restricted cash awards as of March 31, 2018 was $15.8 million of which $15.7 million has been expensed, based upon the three-year vesting. The fair value was estimated using Black-Scholes option pricing model for a cash or nothing call, an estimated forfeiture rate of 4%, an average effective term of less than one year, no dividends and expected price volatility and risk-free rates relative to the expected term.

Note 8 — Derivative Instruments

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

As of March 31, 2018, the fair value of the Company’s commodity derivatives was a net liability of $23.4 million (Level 2 fair value measurement).

The following table represents Resolute’s commodity swap contracts as of March 31, 2018:

	Oil (NYMEX WTI)		Gas (NYMEX Henry Hub)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
Apr – Dec 2018	3,484	$50.95	20,000	$2.77

The following table represents Resolute’s two-way commodity collar contracts as of March 31, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
Apr – Dec 2018	1,669	$58.00	$63.97

The following table represents Resolute’s three-way oil collar contracts as of March 31, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
Apr – Dec 2018	3,335	$40.10	$49.35	$54.29

The following table represents Resolute’s commodity option contracts as of March 31, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Sold Call Price
Apr – Dec 2018	856	$55.00
Jan – Dec 2019	2,430	$64.03

The following table represents Resolute’s basis swap contract as of March 31, 2018:

	Gas (Permian Basin El Paso)
Remaining Term	MMBtu per Day	Weighted Average Price Differential per MMBtu
Apr – Dec 2018	18,000	$0.69

Subsequent to March 31, 2018, Resolute entered into additional commodity option contracts as summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Sold Call Price
Jan – Dec 2019	1,240	$65.00

Subsequent to March 31, 2018, Resolute entered into additional basis swap contracts as summarized below:

	Oil (Midland Argus)
Remaining Term	Bbl per Day	Weighted Average Price Differential per Bbl
Jun – Dec 2018	4,167	$5.67

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Other income (expense):
Commodity derivative settlement loss	$(7,277)	$(250)
Mark-to-market gain (loss)	(2,125)	11,090
Commodity derivative instruments gain (loss)	$(9,402)	$10,840

Contingent Payment Derivative Instrument

In conjunction with the Aneth Field Sale in November 2017, Resolute is entitled to receive additional cash consideration of up to $35 million if index pricing targets, as defined in the Purchase and Sale Agreement, are achieved at specified future dates (see Note 3). The contingent consideration will be paid yearly if the pricing exceeds the thresholds pursuant to the Purchase and Sale Agreement. We have evaluated the contract and concluded that it meets the definition and requirements for accounting treatment as a derivative instrument. As of March 31, 2018, the fair value of the additional consideration was $17.9 million. Fair value is determined through an application of mathematical models and Monte Carlo simulations designed to provide fair value estimates utilizing probability measures and the relevant market index measures. The fair value will be adjusted at each future reporting period over the life of the instrument. Changes in the fair value are included as a component of contingent payment derivative instrument gain (loss) on our consolidated statements of operations. See below for the location and fair value amounts of Resolute’s contingent payment derivative instrument reported in the consolidated balance sheet at March 31, 2018. The amount earned to date and included in accounts receivable is $4.2 million.

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity and contingent payment derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2018, and December 31, 2017 (in thousands):

	Level 2
	March 31, 2018	December 31, 2017
Assets
Commodity derivative instruments, current	$3,757	$526
Contingent payment derivative instruments, current	$5,671	$8,311
Contingent payment derivative instruments, long term	12,253	9,635
Total assets	$21,681	$18,472
Liabilities
Commodity derivative instruments, current	$24,735	$20,822
Commodity derivative instruments, long term	2,433	990
Total liabilities	$27,168	$21,812

As all of the commodity derivative contracts by counterparty were in a net liability position as of March 31, 2018, the maximum amount of loss in the event of all counterparties defaulting was $0.

Note 9 —Revenue

ASC 606, Revenue from Contracts with Customers Adoption

The Company adopted ASC 606 as of January 1, 2018, utilizing the modified retrospective approach. The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in the new standard supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.

The adoption of this standard had no impact on the Company’s consolidated financial statements.

Revenue Recognition

Revenues from the sales of oil, gas and NGL are recognized when performance obligations are satisfied at the point control of the product is transferred to the customer, we have no further obligations to perform, the transaction price has been determined and collectability is reasonably assured. Payment is generally received in one to two months, depending on the product, after the sale has occurred.  All of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, basis or pricing differentials

Oil Sales

We deliver oil to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title, and risk of loss of the product. We recognize revenue when control transfers to the purchaser at the delivery point based on the contract specified price.

Gas and NGL Sales

We deliver gas and NGL contained within the gas which are extracted through processing the gas to a purchaser at the contract specified delivery point.  The gas is transported from the wellhead to the delivery point specified in the contract.  The gathering, compression and transportation charges related to moving the gas from the wellhead to the delivery point are recorded as Lease Operating Expenses in the Consolidated Statement of Operations.  Once control is transferred at the delivery point, revenue is recognized based on the contract specified price.  The purchaser processes the gas and remits proceeds to us for the resulting residue gas and NGL for the value of the residue gas and NGL at current market prices for each product as specified in the associated contract. We recognize gas and NGL revenue based on the amount of the proceeds received from the purchaser, which is net of any required fees associated with processing the gas and extracting the NGL.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type (in thousands) and by geographic area/basin.

	Three Months Ended March 31,			Three Months Ended March 31,
	2018			2017
	Permian Basin	Paradox Basin	Total	Permian Basin	Paradox Basin	Total
Revenue:
Oil	$59,651	—	$59,651	$34,569	$23,090	$57,659
Gas	6,360	—	6,360	4,081	271	4,352
Natural gas liquids	8,707	—	8,707	2,581	—	2,581
Total revenue all products	$74,718	—	$74,718	$41,231	$23,361	$64,592

Transaction price allocated to remaining performance obligations

For our product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC 606 which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.  For our product sales that have a contract term of one year or less, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Contract balances

Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not give rise to contract assets or liabilities under ASC 606.  At March 31, 2018 and December 31, 2017, our receivables from contracts with customers were $36.2 million and $43.1 million, respectively.

Note 10 — Subsequent Events

In April 2018, we consummated a private placement of senior notes totaling $75 million aggregate principal amount of the Company’s 8.50% Senior Notes due 2020 (the “Second Incremental Senior Notes”). The Second Incremental Senior Notes constituted an additional issuance of notes under the same Indenture as the Senior Notes that were previously issued. The net proceeds of the offering of the Second Incremental Senior Notes, after reflecting the purchasers’ discounts and commissions, and estimated offering expenses, were approximately $74 million. The closing of the Second Incremental Senior Notes occurred on April 9, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the accompanying financial statements and the related notes contained elsewhere in this report. References to “Resolute,” “the Company,” “we,” “our,” and “us” refer to Resolute Energy Corporation and its subsidiaries.

Overview

We are a publicly traded, independent oil and gas company with assets located in the Delaware Basin in west Texas. Our development activity is focused on our 27,100 gross (21,100 net) operated acreage, approximately 90% of which is located in what we believe to be the core of the Wolfcamp horizontal play in northern Reeves County, Texas. Our corporate strategy is to drive organic growth in reserves, production and cash flow through development of our Reeves County acreage and to pursue opportunistic acquisitions in the Delaware Basin.

At December 31, 2017, our estimated net proved reserves were approximately 53.4 MMBoe, of which approximately 49% were proved developed producing reserves (“PDP”) and approximately 47% were oil. The December 31, 2017 pretax present value discount at 10% (“PV-10”) of our net proved reserves was $434 million and the standardized measure of our estimated net proved reserves was $433 million. Our future earnings and cash flow from existing operations are dependent on a variety of factors including commodity prices, exploitation and recovery activities and our ability to manage our overall cost structure at a level that allows for profitable operation.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. No impairment was recorded during the three months ended March 31, 2018 or 2017. If in future periods a negative factor impacts one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, we may incur full cost ceiling impairment related to our oil and gas properties in such periods.

Resolute’s 2018 development plan includes anticipated net capital spending of $365 million to $395 million, including $350 million to $375 million in drilling and completion capital to support two rigs throughout the year, and a third rig which commenced work in late February and is expected to be released in mid-September. Additionally, the Company expects to spend an incremental $42 million to $49 million on field facilities and other corporate capital, and to receive estimated earn-out payments of $27 million to $29 million from Caprock. Overall, Resolute expects to drill 42 wells during the year and bring 38 wells on production, and carry six drilled but uncompleted wells (“DUCs”) and have two wells drilling over year-end 2018.

Each of the three rigs will be primarily pad drilling three-well stacks with all the rigs often in the same spacing unit at the same time. Operations will focus in the Sandlot unit in Mustang and the Mitre/Ranger units in Appaloosa, with Wolfcamp Upper A, Lower A, and Upper B as the primary target zones. This approach to pad drilling will provide us with the opportunity to batch complete groups of up to nine wells simultaneously.

Beginning in late 2017 the Company shifted focus to building an inventory of drilled wells to batch complete. Two completions occurred in the first quarter of 2018, and in mid-March we began completing our first nine pack group in the Ranger unit. With the first nine pack group expected to come on line in May and another nine pack group expected to come on line in July we anticipate production growth to accelerate in the middle part of the year. Further groups of completed wells are expected to come on line throughout the remainder of the year.

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

On April 27, 2017, Resolute Natural Resources LLC (“Resolute Southwest”) entered into a Crude Oil Connection and Dedication Agreement with Caprock Permian Crude LLC (“Caprock Crude”), an affiliate of Caprock Permian Processing LLC and Caprock Field Services LLC (collectively “Caprock”). Pursuant to the agreement, Caprock Crude constructed the gathering systems, pipelines and other infrastructure for the gathering of crude oil from our Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute Southwest has agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock Crude for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock. For the first five years of the agreement, the crude oil will be delivered to Midland Station under a joint tariff arrangement between Caprock Crude and Plains Pipeline, L.P. On April 27, 2017, Resolute Southwest also entered into a Crude Oil Purchase Contract with Plains Marketing, L.P. providing for the sale to Plains of substantially all of the crude oil produced from the Mustang and Appaloosa areas for a price equal to an indexed market price less a $1.75 differential that will cover the joint tariff payable to Caprock Crude under the Crude Oil Connection and Dedication Agreement.

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

On November 6, 2017, to complete our repositioning as a pure-play Delaware Basin company, Resolute closed on a Purchase and Sale Agreement pursuant to which we sold the equity interests in Resolute Aneth, LLC (“Aneth Field Sale”), the entity which held all of Resolute’s interest in Aneth Field, and certain other assets associated with Aneth Field operations, to Elk Petroleum. Total consideration will be up to $195 million, comprised of $160 million ($150 million of which was received at closing and $10 million of which was a deposit received in the third quarter of 2017), adjusted for normal closing purchase price adjustments and up to an additional $35 million if oil prices exceed certain levels in the three years following the closing. The historical results of operations of the Aneth Field Properties prior to disposition are contained in our financial position and results as of December 31, 2017.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our operating performance, including but not limited to, production levels, pricing and cost trends, reserve trends, operating and general and administrative expenses, cash-based general and administrative expense, operating cash flow, Adjusted net income (loss), Adjusted EBITDA and Credit facility EBITDA (defined below).

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

The price of oil had been trending lower June 2014 through 2016, although a modest recovery began in late 2016 and has continued intermittently in 2017 with an upward pricing trend occurring in the latter half of 2017 that has continued through the first quarter of 2018. We expect that volatility to continue. Given the inherent volatility of oil prices, we plan our activities and budget based on product price assumptions that we believe to be reasonable. We use derivative contracts to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices and currently have such contracts in place through 2018. These instruments limit our exposure to declines in prices, but also limit our ability to receive the benefit of price increases. Changes in the price of oil or gas will result in the recognition of a non-cash gain or loss recorded in other income or expense due to changes in the future fair value of the derivative contracts. Recognized gains or losses arise only from payments made or received on monthly settlements of derivative contracts or if a derivative contract is terminated prior to its expiration. We typically enter into derivative contracts that cover a significant portion of our estimated future oil and gas production.

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

At December 31, 2017, we had estimated net total proved Delaware Basin reserves of 53,428 MBoe. Net proved developed producing reserves of 13,825 MBoe were added through the drilling of sixteen previously non-proved locations, the completion of seven DUC locations and two producing wells acquired in the Delaware Basin Bronco Acquisition, along with 11,939 MBoe of net reserves added through the addition of fifteen immediate offset proved undeveloped locations. Additionally, the 2017 drilling program resulted in an addition of proved developed producing reserves of 6,046 MBoe from successful drilling of eight proved locations. Nine immediate offset proved undeveloped locations to wells drilled prior to 2017 also became economic under December 31, 2107 SEC pricing adding an additional 6,217 MBoe to proved undeveloped reserves.

Operating Expenses. Operating expense consist of costs associated with the operation of oil and gas properties and production and ad valorem taxes. Compression, gathering, water disposal, utilities, direct labor, repair and maintenance, workovers, rental equipment, fluids and chemicals and contract services comprise the most significant portion of lease operating expense. We monitor our operating expense in relation to production amounts and the number of wells operated. Some of these expenses are relatively independent of the volume of hydrocarbons produced, but may fluctuate depending on the activities performed during a specific period. Other expenses, such as taxes and utility costs, are more directly related to production volumes or reserves. Severance taxes, for example, are charged based on production revenue and therefore are based on the product of the volumes that are sold and the related prices received. Ad valorem taxes are generally based on the value of reserves. Volatility in commodity prices can also lead to changes in demand for drilling rigs, workover rigs, operating personnel and field supplies and services, which in turn can affect the costs of those goods and services.

General and Administrative Expenses. We monitor our general and administrative expense carefully, attempting to balance costs against the benefits of, among other things, hiring and retaining highly qualified staff who can add value to our asset base. General and administrative expense includes, among other things, salaries and benefits, long-term incentive compensation, general corporate overhead, fees paid to independent auditors, attorneys, petroleum engineers and other professional advisors, costs associated with public company financial reporting, proxy statements and stockholder reports, investor relations activities, registrar and transfer agent fees, director and officer liability insurance costs and director compensation.

Cash-based General and Administrative Expense. We define cash-based general and administrative expense (a non-GAAP measure) as consolidated general and administrative expense adjusted to exclude non-cash stock-based compensation expense and one-time, non-recurring, transaction related expenses (transaction costs or fees).

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

Adjusted Net Income (Loss). We define adjusted net income (loss) (a non-GAAP measure) and is equivalent to net income (loss) excluding non-cash items identified as affecting comparability of earnings between periods, which are non-cash mark-to-market gains (losses) on commodity and contingent payment derivative instruments, non-cash stock-based compensation expense related to the accerlation and vesting of long-term incentive awards to employees terminated as a result of the Aneth Field sale and stockholder activism.

Adjusted EBITDA. We define Adjusted EBITDA (a non-GAAP measure) as consolidated net income adjusted to exclude interest expense, interest income, income taxes, depletion, depreciation and amortization, one-time costs of the Aneth Field Sale, costs related to stockholder activism, non-cash stock-based compensation expense, non-recurring cash-settled incentive award payments, change in fair value of derivative instruments, gains and losses on the sale of assets and ceiling write-down of oil and gas properties.

Adjusted EBITDA is used as a supplemental liquidity or performance measure by our management and by external users of our financial statements such as investors, research analysts and others, to assess:

•	our operating performance and return on capital without regard to financing methods or capital structure;
•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	our ability to finance capital expenditures;
•	the ability of our assets to generate cash sufficient to support our indebtedness and pay interest costs; and
•	the viability of acquisitions and capital expenditures and the overall rates of return on alternative investment opportunities.

Credit facility EBITDA. Credit facility EBITDA (a non-GAAP measure) is defined under the Revolving Credit Facility as consolidated net income adjusted to exclude interest expense, interest income, income taxes, depletion, depreciation and amortization, impairment expense, accretion of asset retirement obligation, change in fair value of derivative instruments, non-cash stock-based compensation expense, cash-settled incentive award payments, customary costs and expenses incurred related to acquisitions or dispositions and stockholder activism related costs and expenses. Credit facility EBITDA for the period ending on March 31, 2018 is equal to EBITDA for the period beginning on October 1, 2017 and ending on March 31, 2018, multiplied by two. Credit facility EBITDA is a financial measure that we report to our lenders and is used as a gauge for compliance with a financial covenant under our Revolving Credit Facility. Credit facility EBITDA is used as a supplemental liquidity or performance measure by our management and by external users of our financial statements such as our bank syndicate, primarily to assess the ability of our assets to generate cash sufficient to support our indebtedness and pay interest costs and to measure compliance with the covenants in our Revolving Credit Facility.

Adjusted EBITDA and Credit facility EBITDA should not be considered as alternatives to, or more meaningful than, net income (loss) available to common stockholders, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States (“GAAP”) as measures of operating performance, liquidity or ability to service debt obligations. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate gross margins. Because we use capital assets, depletion, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider both net income (loss) and net cash provided by operating activities determined under GAAP, as well as Adjusted EBITDA and Credit facility EBITDA, when evaluating our financial performance and liquidity. Adjusted EBITDA and Credit facility EBITDA exclude some, but not all, items that affect net income, operating income and net cash provided by operating activities and these measures may vary among companies. Adjusted EBITDA and Credit facility EBITDA as we calculate those numbers may not be comparable to EBITDA measures of any other company because other entities may not calculate those measures in the same manner.

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

During the three months ended March 31, 2018, we completed 2 gross (1.9 net) wells and had 11 gross (10 net) wells awaiting completion at quarter end. Furthermore, as of March 31, 2018, we were in the process of drilling 10 gross (8.6 net) wells. All such wells are located in the Delaware Basin.

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

Factors That Significantly Affect Our Financial Results

Revenue, cash flow from operations and future growth depend on many factors beyond our control, such as oil prices, cost of services and supplies, economic, political and regulatory developments, competition from other sources of energy. Historical oil prices have been volatile and are expected to fluctuate widely in the future. Sustained periods of low prices for oil could materially and adversely affect our financial position, our results of operations, the quantities of oil and gas that we can economically produce, and our ability to obtain capital.

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

The Company’s Corporate Governance/Nominating Committee and the Board will present its recommendation with respect to the election of directors in its definitive proxy statement and WHITE proxy card, which will be filed with the SEC and mailed to all stockholders eligible to vote at the 2018 Annual Meeting.  Responding to dissident stockholder proposals is costly and time-consuming for our Board, management and employees, and diverts the attention of our Board and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three months ended March 31, 2018, in comparison to results for the three months ended March 31, 2017.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Net Sales:
Oil (MBbl)	977	1,213
Gas (MMcf)	3,456	1,922
NGL (MBbl)	562	240
Total sales (MBoe)	2,115	1,773
Average daily sales (Boe/d)	23,498	19,702
Average Sales Prices:
Oil ($/Bbl)	$61.06	$47.52
Gas ($/Mcf)	1.84	2.58
NGL ($/Bbl)	15.50	10.89
Average sales price ($/Boe, excluding commodity derivative settlements)	$35.33	$36.43
Operating Expenses ($/Boe):
Lease operating	$5.52	$10.35
Production and ad valorem taxes	2.62	3.37
General and administrative	9.96	5.87
General and administrative (excluding non-cash compensation expense)	4.44	4.28
Cash-settled incentive awards	5.36	3.06
Depletion, depreciation, amortization and accretion	11.13	9.04

Quarter Ended March 31, 2018, Compared to the Quarter Ended March 31, 2017

Revenue. Revenue from oil and gas activities increased by 16% to $74.7 million during 2018, from $64.6 million during 2017. Of the $10.1 million increase in revenue, approximately $12.4 million was attributable to increased production, offset by $2.3 million attributable to decreased commodity pricing ($35.33 per Boe in 2018 versus $36.43 per Boe in 2017).  Stronger realized oil and NGL pricing were offset by weaker realized residue gas pricing combined with a higher percentage of production being represented by gas and NGL. Additionally, sales volumes increased 19% to 2,115 MBoe during 2018 as compared to 1,773 MBoe during 2017, principally as a result of production from newly drilled and completed wells in the Delaware Basin. Pro forma for the 2017 Aneth Field Sale, 2018 production increased 70%.

Operating Expenses. Operating expense includes compression, gathering, water disposal, utilities, direct labor, contract services, field office rent, production and ad valorem taxes, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, workover expenses and other customary charges. Resolute assesses lease operating expense in part by monitoring the expense in relation to production volumes and the number of wells operated.

Lease operating expense decreased 36% to $11.7 million during 2018, from $18.4 million during 2017. On a per-unit basis, lease operating expense decreased 47% to $5.52 per Boe in 2018 compared to $10.35 per Boe in 2017. The decrease in per-unit operating expense is primarily due to the Aneth Field Sale, (Aneth Field had significantly higher operating costs as compared to our Delaware Basin properties), as well as the increase in production from mid-length and long lateral horizontal wells in the Delaware Basin.

Production and ad valorem taxes decreased to $5.5 million during 2018, as compared to $6.0 million during 2017. On a per-unit basis, production and ad valorem taxes decreased 22% to $2.62 per Boe in 2018 as compared to $3.37 per Boe in 2017. Production and ad valorem taxes were 7.4% of total revenue in 2018 versus 9.2% of total revenue in 2017. The lower production and ad valorem taxes as a percentage of revenue in 2018 as compared to 2017 is primarily the result of the Aneth Field Sale. All revenue in 2018 was recognized in the state of Texas, which has a lower tax rate than the Aneth Field Properties in Utah, which were included in 2017 results.

General and administrative expense include the costs of employees and executive officers, related benefits, stock-based compensation, office leases, professional fees, general corporate overhead and other costs not directly associated with field operations. We monitor our general and administrative expenses carefully, attempting to balance the cash effect of incurring general and administrative costs against the related benefits, with a focus on hiring and retaining highly qualified staff who can add value to our asset base.

General and administrative expense was comprised of the following during the quarters ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Stock-based Aneth transaction costs	$6,014	$—
Stockholder activism costs	3,301	—
Recurring stock-based compensation	2,835	2,819
Other recurring costs	8,917	7,597
Total general and administrative expense	$21,067	$10,416

General and administrative expense increased to $21.1 million during 2018, as compared to $10.4 million during 2017. The $10.7 million, or 102% increase, primarily resulted from a one-time, non-cash increase of $6.0 million in stock based compensation expense due to the modification and accelerated vesting of long-term incentive awards to employees terminated as a result of the Aneth Field Sale. The vesting terms of the outstanding long-term awards for affected employees was accelerated in January 2018, and as a result was recognized during the first quarter of 2018. The Company also incurred approximately $3.3 million in stockholder activism costs during the 2018 quarter. Additionally, certain overhead reimbursements, which reduce general and administrative expense, decreased period over period, also as a result of the Aneth Field Sale. On a per-unit basis, general and administrative expenses increased to $9.96 per Boe in 2018 from the $5.87 per Boe in 2017. Excluding stock-based compensation and stockholder activism expenses, which management believes is a more representative measure of the cost to run the ongoing business, cash-based general and administrative expense was $8.9 million, or $4.22 per Boe, in 2018 compared to $7.6 million, or $4.28 per Boe, in 2017.

Cash-settled incentive awards expense is the expense related to the 2015 and 2016 grants of time-and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program. The time-based awards vest and are expensed ratably over three years. The performance-based awards and stock appreciation rights vest ratably over three years but their fair value is re-measured at each period end over their ten-year lives.

Cash-settled incentive awards were comprised of the following during the quarters ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Accrual of Aneth transaction cash-settled incentive awards	$7,260	$—
Recurring cash-settled incentive awards	4,081	5,426
Total cash-settled incentive awards	$11,341	$5,426

Cash-settled incentive award expense increased by $5.9 million to $11.3 million in 2018, as compared to $5.4 million in 2017. Included in the 2018 expense was $5.9 million that resulted from the modification in 2018 of long-term incentive awards as a result of the Aneth Field Sale. The vesting of these awards was accelerated for affected employees and the expense was recognized during the first quarter of 2018.

Depletion, depreciation, amortization and accretion expense increased to $23.5 million during 2018, as compared to $16.0 million during 2017 primarily as a result of the 19% increase in production. On a per-unit basis, depreciation and amortization expenses also increased to $11.13 per Boe in 2018 compared to $9.04 per Boe in 2017. The increase on a per-unit basis was attributable to negative revisions to proved undeveloped reserves and lower reserve estimates at year end 2017 resulting from observed interference and well degradation events in the 2017 drilling program. Positive results from 2018 development program may lead to lower DD&A expense in the future.

Pursuant to full cost accounting rules, we perform ceiling tests each quarter on our proved oil and gas assets. The primary components affecting this calculation are commodity prices, reserve quantities, production, overall exploration and development costs and depletion expense. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the “carrying value”) exceeds the ceiling limitation, the excess is charged to expense. No impairment has been recorded since March 2016. If in future periods a negative factor impacts one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur full cost ceiling impairment related to its oil and gas properties in such periods.

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2018 the loss on oil and gas commodity derivatives was $9.4 million, consisting of $2.1 million mark-to-market losses and $7.3 million of derivative settlement losses. During 2017 the gain on oil and gas commodity derivatives was $10.8 million, consisting of $11.1 million of mark-to-market gains partially offset by $0.3 million of derivative settlement losses.

Interest expense in 2018 decreased to $7.6 million from the $17.7 million recorded in 2017. The decrease in interest expense was primarily due to the termination of the Secured Term Loan Facility, in 2017 and an increase in the amount of interest capitalized, partially offset by increased interest on the Senior Notes and Revolving Credit Facility. The components of our interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
8.50% senior notes	$11,156	$8,500
Secured term loan facility	—	3,631
Revolving credit facility	1,154	314
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	537	7,743
Bridge facility commitment fee and other, net	1	13
Capitalized interest	(5,280)	(2,504)
Total interest expense	$7,568	$17,697

Approximately $9.7 million in interest expense was incurred in 2017 as a result of the extinguishment of the Secured Term Loan Facility in January 2017, which included prepayment fees of $3.5 million and $6.2 million of deferred financing costs and original issue discount that were expensed as part of the extinguishment.

Income Tax Benefit (Expense).  No income tax benefit or expense was recognized during the three months ended March 31, 2018 or 2017 due to the deferred tax asset valuation allowance previously established by the Company.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$45,890	$39,274
Cash used in investing activities	(55,857)	(44,868)
Cash provided by (used in) financing activities	6,822	(126,454)
Net decrease in cash and cash equivalents	$(3,145)	$(132,048)

Net cash provided by operating activities was $45.9 million in 2018 as compared to $39.3 million for the 2017 period. The increase in net cash provided by operating activities in 2018 as compared to 2017 was primarily due to increased revenue resulting from the 19% increase in 2018 production volumes offset by a decrease in commodity derivative settlement gains.

Net cash used in investing activities was $55.9 million in 2018 compared to $44.9 million in 2017. The primary investing activities in 2018 were cash used for capital expenditures of $57.5 million. Capital expenditures in 2018 consisted primarily of drilling activities and infrastructure projects in the Permian Basin, offset by $2.5 million in proceeds from the sale of property and equipment due principally to the Caprock earn-out payments. The primary investing activity in 2017 was cash used for capital expenditures of $42.3 million. Capital expenditures in 2017 consisted primarily of $39.8 million in drilling activities and infrastructure projects in the Permian Basin, $1.5 million in facility projects in Aneth Field and $1.0 million in CO2 acquisition for Aneth Field. Capital divestitures in 2017 included $14.2 million of net proceeds primarily from the sale of the New Mexico Properties.

Net cash provided by financing activities was $6.8 million in 2018 compared to $126.5 million used in 2017. The primary financing activities in 2018 were $10.0 million in net borrowings under the Revolving Credit Facility, offset by $1.9 million of redemption of restricted stock for employee income taxes and $1.3 million for the payment of the preferred dividend.

If cash flow from operating activities does not meet expectations, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures using borrowings under our Revolving Credit Facility (if available), issuances of other debt or equity securities or from other sources, such as asset sales (see Senior Notes below, for a discussion of the April 2018 private placement of $75 million in debt securities). There can be no assurance that needed capital will be available on acceptable terms or at all. Our ability to raise funds through the incurrence of additional indebtedness could be limited by the covenants in our Revolving Credit Facility or Senior Notes. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to satisfy our obligations under our existing indebtedness, finance the capital expenditures necessary to maintain production or proved reserves or complete acquisitions that may be favorable to us.

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

Our Revolving Credit Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility and Senior Notes at March 31, 2018.

Revolving Credit Facility

In March 2018, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement. The Third Amendment, among other things, amended the definition of Applicable Margin so that if the ratio of total funded debt to EBITDA for the period ending June 30, 2018 exceeds 4.00:1.00, then each applicable rate per annum shall be increased by 0.25% per annum until the date such ratio is calculated for the quarter ending September 30, 2018. It also amended the definition of EBITDA to include certain costs incurred by the Company in connection with activist investor campaigns and provides for certain amendments to the calculation of EBITDA, and amended the covenant governing the ratio of funded debt to EBITDA so that for the quarter ended March 31, 2018, that ratio shall be 4.00:1.00, for the quarter ending June 30, 2018, that ratio shall be 4.25:1.00, and for quarters ending thereafter, that ratio shall be 4.00:1.00. Lastly, the Third Amendment also provided that the borrowing base shall automatically be reduced by 25% of all unsecured indebtedness of the Company in excess of $600 million. In April 2018, the borrowing base was reaffirmed at $210.0 million. Resolute was in compliance with the terms and covenants of the Revolving Credit Facility at March 31, 2018.

The Revolving Credit Facility specifies a maximum borrowing base as determined by the lender’s sole discretion. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. The Revolving Credit Facility matures in February 2021, unless there is a maturity of material indebtedness prior to such date.

The Revolving Credit Facility includes covenants that require, among other things, Resolute to maintain a ratio of current assets to current liabilities of no less than 1.00 to 1.00 and a ratio of funded debt to EBITDA (as defined in the Revolving Credit Facility) of no more than 4.00 to 1.00 for the first quarter of 2018, 4.25 to 1.00 for the second quarter of 2018, and 4.00 to 1.00 for the third and fourth quarter of 2018. The Revolving Credit Facility also includes customary additional terms and covenants that place limitations on certain types of activities, hedging, the payment of dividends, and that require satisfaction of certain financial tests.

As of March 31, 2018, outstanding borrowings under the Revolving Credit Facility were $40 million with a weighted average interest rate of 4.74%, under a borrowing base of $210 million. The borrowing base availability had been reduced by $2.6 million in conjunction with letters of credit issued at March 31, 2018.

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

In January 2017, we paid approximately $132 million, constituting all amounts due under the Secured Term Loan Facility (including prepayment fees of $3.5 million), with a portion of the proceeds from the common stock offering that closed on December 23, 2016. In addition, $6.2 million of deferred financing costs and original issue discount were expensed as part of the extinguishment. The Secured Term Loan Facility was terminated in connection with the repayment.

Senior Notes

In 2012 we consummated two private placements of senior notes with principal totaling $400 million of the Company’s 8.50% Senior Notes due 2020 (the “Original Senior Notes”). The Original Senior Notes are due May 1, 2020, and bear an annual interest rate of 8.50% with the interest on the notes payable semiannually in cash on May and November 1 of each year.

In May 2017, we consummated a private placement of senior notes totaling $125 million aggregate principal amount of the Company’s 8.50% Senior Notes due 2020 (the “Incremental Senior Notes”). The Incremental Senior Notes constituted an additional issuance of notes under the same indenture as the Original Senior Notes that were previously issued (collectively referred to as the “Existing Senior Notes”). The net proceeds of the offering of the Incremental Senior Notes, after reflecting the purchasers’ discounts and commissions, and estimated offering expenses, were approximately $125.1 million. The closing of the Incremental Senior Notes occurred on May 12, 2017.

In April 2018, we consummated a private placement of senior notes totaling $75 million aggregate principal amount of the Company’s 8.50% Senior Notes due 2020 (the “Second Incremental Senior Notes” and together with the Existing Senior Notes the “Senior Notes”). The Second Incremental Senior Notes constituted an additional issuance of notes under the same indenture as the Existing Senior Notes that were previously issued. The net proceeds of the offering of the Second Incremental Senior Notes, after reflecting the purchasers’ discounts and commissions, and estimated offering expenses, were approximately $74 million. The closing of the Second Incremental Senior Notes occurred on April 9, 2018.

The Senior Notes were issued under an Indenture (the “Indenture”) among the Company and all of the Company’s subsidiaries (the “Guarantors”), each of which is 100% owned by the Company, in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013 and July 2017, we registered the exchange of the Original Senior Notes and the Incremental Senior Notes, respectively, with the SEC pursuant to the registration statements on Form S-4 that enabled holders of the Senior Notes to exchange the privately placed Senior Notes for registered Senior Notes with substantially identical terms. We expect to similarly register the Second Incremental Senior Notes during the second quarter of 2018. The Indenture contains affirmative and negative covenants that, among other things, limit our and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with our affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. We were in compliance with all material terms and covenants under our Senior Notes as of March 31, 2018.

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

The Senior Notes are redeemable by us at par. If a change of control occurs, each holder of the Senior Notes will have the right to require that we purchase all of such holder’s Senior Notes in an amount equal to 101% of the principal of such Senior Notes, plus accrued and unpaid interest, if any, to the date of the purchase.

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

A preferred dividend of $1.3 million was declared on March 21, 2018, and paid on April 16, 2018, to holders of record at the close of business on April 1, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements other than operating leases and have not guaranteed any debt or commitments of other entities or are party to any options on non-financial assets.

Critical Accounting Policies

The following discussion should be read in conjunction with the “Critical Accounting Policies” disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Long-term Incentive Compensation

Stock-based compensation expense is measured at the estimated grant date fair value of the awards and is amortized over the requisite service period (usually the vesting period).  The unique inputs of each of the equity awards are outlined as follows:

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

The Company estimates forfeitures in calculating the cost related to stock-based compensation expense and cash-settled incentive awards expense as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.

The Company calculates the respective award’s price volatility using the Company’s historic volatility or an average of the Company’s peer group (as determined by our Total Stockholder Return awards) based on the date of grant or quarterly valuation date for the expected term. Risk-free rates are obtained directly from the U.S Department of the Treasury.

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

We employ derivative instruments such as fixed price swaps, basis swaps, option contracts, two- and three-way collars and other such agreements. The purpose of these instruments is to manage our exposure to commodity price risk in order to provide a measure of stability to our cash flows in an environment of volatile oil and gas prices.

Under the terms of our Revolving Credit Agreement, the form of derivative instruments to be entered into is at our discretion, but they are not to exceed (i) for the first year, the greater of 85% of our anticipated production from proved properties, or 75% of our anticipated projected production from properties (ii) for the second year, 85% of anticipated projected production from proved properties and (iii) for the period after such two year period, the greater of 75% of our anticipated production from proved properties or 85% of our anticipated production from proved developed producing properties after such two year period, utilizing economic parameters specified in our credit agreement, including escalated prices and costs.

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of March 31, 2018, the fair value of our commodity derivatives was a net liability of $23.4 million.

The following table represents our oil swap contracts as of March 31, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2018	3,484	$50.95	$(11,839)

The following table represents our gas swap contracts as of March 31, 2018:

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Oct 2018	20,000	$2.77	$(120)

The following table represents our two-way oil collar contracts as of March 31, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2018	1,669	$58.00	$63.97	$(574)

The following table represents our three-way oil collar contracts as of March 31, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2018	3,335	40.10	$49.35	$54.29	$(8,622)

The following table represents our commodity option contracts as of March 31, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Sold Call Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2018	856	$55.00	$(2,124)
Jan – Dec 2019	2,430	$64.03	$(3,227)

The following table represents Resolute’s basis swap contract as of March 31, 2018:

	Gas (Permian Basin El Paso)
Remaining Term	MMBtu per Day	Weighted Average Price Differential per MMBtu	Fair Value of Asset (Liability) (in thousands)
Apr – Dec 2018	18,000	$0.69	$3,094

Subsequent to March 31, 2018, Resolute entered into additional commodity option contracts as summarized below:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Sold Call Price
Jan – Dec 2019	1,240	$65.00

Subsequent to March 31, 2018, Resolute entered into additional basis swaps as summarized below:

	Oil (Midland Argus)
Remaining Term	Bbl per Day	Weighted Average Price Differential per Bbl
Jun – Dec 2018	4,167	$5.67

Interest Rate Risk

At March 31, 2018, we had $40 million of outstanding debt under the Revolving Credit Facility. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.1 million increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Our management, with the participation of Richard F. Betz, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2018 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended March 31, 2018 does not materially differ from those set out in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2017.

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

2018	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share
January 1 – 31	9,245	$31.47
February 1 – 28	1,101	$33.55
March 1 – 31	51,973	$34.36
Total	62,319	$33.92

(1) All shares purchased in 2018 were to offset tax withholding obligations that occur upon the vesting of outstanding restricted common shares under the terms of the Incentive Plan.

(2) As of March 31, 2018, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (862,156 shares), outstanding stock options (739,175 options), shares available for issuance under the Incentive Plan (1,187,544 shares) and Outperformance Shares that may be earned in the future (315,101 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1

Supplemental Indenture, dated April 9, 2018, among Resolute Energy Corporation, the Guarantors and the Trustee, relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 10, 2018).

4.2

Registration Rights Agreement, dated April 9, 2018, among Resolute Energy Corporation, the Guarantors and the Purchasers relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 10, 2018).

10.1	Form of Equity Incentive Grant Agreement between Resolute Energy Corporation and certain participants (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 16, 2018).

10.2	Separation Agreement and Release, dated January 1, 2018, between James M. Piccone and Resolute Energy Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 4, 2018).

10.3

Third Amendment to Third Amended and Restated Credit Agreement, dated March 16, 2018, by and among Resolute Energy Corporation, as Borrower, certain subsidiaries of Resolute Energy Corporation, as Guarantors, Bank of Montreal, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 22, 2018).

10.4

Purchase Agreement, dated April 5, 2018, among Resolute Energy Corporation, the Guarantors and the Purchasers relating to the 8.50% Senior Notes due 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 10, 2018).

10.5	Form of Restricted Stock Grant Agreement for Non-Employee Directors (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Signature	Capacity	Date

/s/ Richard F. Betz
Richard F. Betz	Chief Executive Officer and Director (Principal Executive Officer)	May 7, 2018

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 7, 2018