Form 10-Q
period 2018-09-30
Resolute Energy Corp
filed 2018-11-05
CIK 1469510

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 23,164,035 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “poised,” “believes,” “predicts,” “potential,” “continue,” or similar expressions are intended to identify such statements; however the absence of these words does not mean the statements are not forward-looking. Forward-looking statements included in this report relate to, among other things, anticipated capital expenditures and activity in 2018; the impact and amount of contingency payments from the parent of the Aneth Field purchaser; future earn-out payments; future infrastructure and other capital projects; our financial condition and management of the Company in the current commodity price environment, including expectations regarding price and basis differential fluctuations; future financial and operating results; liquidity and availability of capital; future pad drilling timing and plans and expected resulting cost savings and production impact; reserve growth and decline rates; our plans and expectations regarding our development activities including drilling and completing wells, the number of such potential projects and locations; the potential impact of well interference and the effectiveness of operational adjustments to mitigate it; the prospectivity of our properties and acreage; and the anticipated accounting treatment of various activities. Although we believe that these statements are based upon reasonable current assumptions, no assurance can be given that the future results covered by the forward-looking statements will be achieved. Forward-looking statements can be subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. The forward-looking statements in this report are primarily, although not exclusively, located under the heading “Risk Factors.” All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced in the “Risk Factors” section of this report, if any, in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended (“Form 10-K”), and such things as:

•	the Company’s ability to successfully implement its strategy;
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

•	increases in the differentials between index oil and gas prices and the prices we receive;
•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGL and gas to markets and other processing and transportation considerations;
•	the success of the development plan for and production from our oil and gas properties, including our results from pad drilling;
•	the completion, timing and success of drilling on our properties;
•	the potential for downspacing, infill or multi-lateral drilling in the Permian Basin or obstacles thereto;
•	uncertainties and potential operational disruption caused by the actions of stockholder activists;
•	the completion and success of exploratory drilling on our properties;
•	the timing and amount of future production of oil and gas;
•	changes in our production mix of oil and gas;
•	risks related to our level of indebtedness;
•	our ability to fulfill our obligations under our revolving credit facility, the senior notes and any additional indebtedness we may incur;
•	constraints imposed on our business and operations by our revolving credit facility and senior notes which may limit our ability to execute our business strategy;
•	future write downs of reserves and the carrying value of our oil and gas properties;
•

acquisitions and other business opportunities (or lack thereof) that may be presented to and pursued by us, and the risk that any opportunity currently being pursued will fail to consummate or encounter material complications;

•	risks associated with unanticipated liabilities assumed, or title, environmental or other problems resulting from, our acquisitions;
•	our future cash flow, liquidity and financial position;
•	the success of our business and financial strategy, hedging strategies and plans;

•	risks associated with rising interest rates;
•	inaccuracies in reserve estimates;
•	operational problems, or uninsured or underinsured losses affecting our operations or financial results;
•	the amount, nature and timing of our capital expenditures, including future development costs;
•	the impact of any U.S. or global economic recession;
•	the ability to sell or otherwise monetize assets at values and on terms that are advantageous to us;
•	our ability to achieve the growth and benefits we expect from our acquisitions;
•	availability of, or delays related to, drilling, completion and production, personnel, supplies and equipment;
•	risks and uncertainties in the application of available horizontal drilling and completion techniques;
•	uncertainty surrounding occurrence and timing of identifying drilling locations, the number of economic drilling locations and necessary capital to drill such locations;
•	our ability to fund and develop our estimated proved undeveloped reserves and resources;
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

•	our relationship with the local communities in the areas where we operate;
•	the availability of water and our ability to adequately treat and dispose of water while and after drilling and completing wells;
•	potential regulation of waste water injection intended to address seismic activity;
•	the concentration of our producing properties in a single geographic area;
•	potential changes to regulations affecting derivatives instruments;
•	environmental liabilities under existing or future laws and regulations;
•	the impact of climate change regulations on oil and gas production and demand;
•	potential changes in income tax deductions and credits currently available to the oil and gas industry;
•	the impact of weather and the occurrence of disasters, such as fires, explosions, floods and other events and natural disasters;
•	competition in the oil and gas industry and failure to keep pace with technological development;
•	actions, announcements and other developments in the Organization of Petroleum Exporting Countries (OPEC) and in other oil and gas producing countries;
•	risks relating to our joint interest partners’ and other counterparties’ inability to fulfill their contractual commitments;
•	loss of senior management or key technical personnel;
•	the impact of long-term incentive programs, including performance-based awards and stock appreciation rights;
•	timing of issuance of permits and rights of way, including the effects of any government shut-downs;
•	potential power disruptions or supply limitations in the electrical infrastructure serving our operations;
•	timing of installation of gathering infrastructure in areas of new exploration and development;
•	potential breakdown of equipment and machinery relating to the gathering and compression infrastructure;
•	losses possible from pending or future litigation;
•	cybersecurity risks;
•	the risk of a transaction that could trigger a change of control under our debt agreements;
•	risks related to our common stock, potential declines in stock prices and potential future dilution to stockholders;
•	risk factors discussed or referenced in this report; and
•	other factors, many of which are beyond our control.

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

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,269	$3,762
Accounts receivable	65,655	63,420
Commodity derivative instruments	5,241	526
Contingent payment derivative instrument	639	8,311
Prepaid expenses and other current assets	2,225	1,856
Total current assets	77,029	77,875
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting
Unproved	276,543	248,059
Proved	2,327,780	2,030,316
Other property and equipment	14,262	12,879
Accumulated depletion, depreciation and amortization	(1,816,310)	(1,737,116)
Net property and equipment	802,275	554,138
Other assets:
Contingent payment derivative instrument	18,214	9,635
Other assets	274	274
Total assets	$897,792	$641,922
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$25,170	$16,077
Accrued expenses	101,674	53,754
Accrued revenue payable	36,556	28,255
Accrued cash-settled incentive awards	39,124	34,317
Accrued interest payable	21,489	7,574
Commodity derivative instruments	46,787	20,822
Total current liabilities	270,800	160,799
Long-term liabilities:
Revolving credit facility	108,151	27,487
Senior notes	597,994	523,240
Commodity derivative instruments	11,392	990
Other long-term liabilities	4,299	3,815
Total liabilities	992,636	716,331
Stockholders’ deficit:
Convertible preferred stock, $0.0001 par value; 1,000,000 shares authorized; issued and outstanding 62,500 shares at September 30, 2018 and December 31, 2017; $62.5 million liquidation preference	—	—
Common stock, $0.0001 par value; 45,000,000 shares authorized; issued and outstanding 23,165,855 and 22,527,652 shares at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	971,690	957,426
Accumulated deficit	(1,066,536)	(1,031,837)
Total stockholders’ deficit	(94,844)	(74,409)
Total liabilities and stockholders’ deficit	$897,792	$641,922

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Oil	$80,689	$67,665	$198,735	$186,027
Gas	9,202	7,144	21,232	17,963
Natural gas liquids	16,856	4,562	34,878	10,233
Total revenue	106,747	79,371	254,845	214,223
Operating expenses:
Lease operating	18,762	25,093	45,793	63,339
Production and ad valorem taxes	7,390	6,586	18,451	18,120
Depletion, depreciation and amortization	33,022	25,521	80,053	63,889
General and administrative	10,199	9,546	47,141	29,433
Cash-settled incentive awards	11,539	4,996	22,833	9,010
Total operating expenses	80,912	71,742	214,271	183,791
Income from operations	25,835	7,629	40,574	30,432
Other income (expense):
Interest expense, net	(9,963)	(8,527)	(26,046)	(35,003)
Commodity derivative instruments gain (loss)	(32,618)	(13,719)	(54,141)	4,579
Contingent payment derivative instrument gain	2,425	—	8,707	—
Other income (expense)	19	(13)	15	63
Total other expense	(40,137)	(22,259)	(71,465)	(30,361)
Income (loss) before income taxes	(14,302)	(14,630)	(30,891)	71
Income tax benefit	—	28	—	28
Net income (loss)	(14,302)	(14,602)	(30,891)	99
Preferred stock dividends	(1,269)	—	(3,808)	(3,935)
Net loss available to common stockholders	$(15,571)	$(14,602)	$(34,699)	$(3,836)
Net loss per common share:
Basic and diluted	$(0.70)	$(0.71)	$(1.56)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	22,337	21,941	22,242	21,866

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(in thousands)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2018	22,528	$2	63	$—	$957,426	$(1,031,837)	$(74,409)
Issuance of stock, restricted stock and stock-based compensation	559	—	—	—	16,949	—	16,949
Redemption of restricted stock for employee income tax and restricted stock forfeitures	(108)	—	—	—	(3,059)	—	(3,059)
Exercise of employee options to purchase common stock	187	—	—	—	374	—	374
Preferred stock dividend	—	—	—	—	—	(3,808)	(3,808)
Net loss	—	—	—	—	—	(30,891)	(30,891)
Balance as of September 30, 2018	23,166	$2	63	$—	$971,690	$(1,066,536)	$(94,844)

See notes to condensed consolidated financial statements

RESOLUTE ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$(30,891)	$99
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	80,053	63,889
Amortization of deferred financing costs and long-term debt premium and discount	1,803	8,801
Stock-based compensation	17,495	8,952
Commodity derivative instruments (gain) loss	54,141	(4,579)
Commodity derivative settlement gain (loss)	(22,488)	3,760
Unrealized contingent payment derivative instrument gain	(8,707)	—
Change in operating assets and liabilities:
Accounts receivable	11,597	(12,541)
Other current assets	(369)	(632)
Accounts payable and accrued expenses	22,006	31,334
Accrued interest payable	13,915	12,867
Net cash provided by operating activities	138,555	111,950
Investing activities:
Oil and gas exploration and development expenditures	(291,132)	(218,972)
Proceeds from sale of oil and gas properties	8,231	28,439
Purchase of oil and gas properties	—	(161,264)
Deposit for Aneth disposition	—	10,000
Purchase of other property and equipment	(3,269)	(3,517)
Restricted cash	—	(58)
Other long-term assets	—	31
Net cash used in investing activities	(286,170)	(345,341)
Financing activities:
Proceeds from bank borrowings	339,000	291,000
Repayments of bank borrowings	(259,000)	(176,000)
Proceeds from issuance of senior notes	74,625	126,875
Repayment of term loan	—	(128,303)
Payment of financing costs	(1,010)	(5,296)
Payment of preferred dividend	(3,808)	(3,935)
Redemption of restricted stock for employee income taxes	(3,059)	(3,393)
Proceeds from exercise of employee options to purchase common stock	374	242
Net cash provided by financing activities	147,122	101,190
Net decrease in cash and cash equivalents	(493)	(132,201)
Cash and cash equivalents at beginning of period	3,762	133,089
Cash and cash equivalents at end of period	$3,269	$888

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

Accounts Receivable

The Company’s accounts receivable consist of the following as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Trade	$9,701	$18,079
Revenue	39,605	43,136
Contingent payment derivative	9,360	1,560
Accrued earn-outs	6,690	–
Other	299	645
Total accounts receivable	$65,655	$63,420

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

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectability. As of September 30, 2018 and December 31, 2017, the Company had no allowance for doubtful accounts recorded.

Accrued Expenses

The Company’s accrued expenses consist of the following as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Capital expenditures	$60,792	$14,942
Lease operating	15,598	9,294
General and administrative	8,943	14,510
Other	16,341	15,008
Total accrued expenses	$101,674	$53,754

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

No impairment was recorded for the three and nine months ended September 30, 2018 and 2017. If in future periods a negative factor affects one or more of the components of the calculation, including market prices of oil and gas (based on a trailing twelve-month unweighted average of the oil and gas prices in effect on the first day of each month), differentials from posted prices, future drilling and capital plans, operating costs or expected production, the Company may incur full cost ceiling impairment related to its oil and gas properties in such periods.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to present nearly all leasing arrangements on the balance sheet as liabilities along with a corresponding right-of-use (“ROU”) asset.  The ASU will replace most existing lease guidance in GAAP when it becomes effective for the Company on January 1, 2019.  Although early application is permitted, the Company does not plan to early adopt the ASU. Currently, the Company is evaluating the standard’s applicability to its various contractual arrangements.  We believe that adoption of the standard will result in increases to our assets and liabilities on our consolidated balance sheet.  However, we have not yet determined the extent of the adjustments that will be required upon implementation of the standard.  The Company is updating its accounting policies and internal controls that would be impacted by the new guidance and implementing information technology tools to assist in its ongoing lease data collection and analysis to ensure readiness for adoption in the first quarter of 2019. Currently, the Company plans to make certain elections allowing the Company not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for existing land easements, and not to recognize ROU assets or lease liabilities for short-term leases. As permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, the Company does not expect to adjust comparative-period financial statements. We continue to monitor relevant industry guidance regarding the implementation of ASU 2016-02 and will adjust our implementation strategies as necessary.

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

Divestiture of Aneth Field

In November 2017, Resolute and certain of its wholly-owned subsidiaries closed on a Purchase and Sale Agreement pursuant to which the Company sold its respective equity interests in Resolute Aneth, LLC, the entity which held all of Resolute’s interest in Aneth Field, and certain other assets associated with Aneth Field operations, to an affiliate of Elk Petroleum Limited (“Elk Petroleum”) (the “Aneth Field Sale”).

Under the terms of the Purchase and Sale Agreement, the buyer funded a performance deposit of $10 million which was credited against the purchase price. Resolute received additional cash consideration of $150 million at closing, subject to normal purchase price adjustments. The proceeds of the sale were used to reduce amounts outstanding under the Company’s Revolving Credit Facility (as defined in Note 5) and for other corporate purposes. Additionally, Resolute is entitled to receive additional cash consideration of up to $35 million if oil prices exceed certain levels in the three years after closing, as follows: Elk Petroleum, an affiliate of buyer, will pay Resolute $40,000 for each week day in the twelve months after closing that the WTI spot oil price exceeds $52.50 per barrel (up to $10 million); $50,000 for each week day in the twelve months following the first anniversary of closing that the oil price exceeds $55.00 per barrel (up to $10 million) and $60,000 for each week day in the twelve months following the second anniversary of closing that the oil price exceeds $60.00 per barrel (up to $15 million). As of closing, the fair value of the additional consideration was $16.0 million. Through September 30, 2018, $9.4 million of the additional $35 million has been earned. Under seller accounting for contingent consideration, the Company has determined that this arrangement meets the definition of a derivative. See Note 8 – Derivative Instruments, for additional information regarding the contingent payment derivative instrument. As the sale did not significantly alter the relationship between capital costs and proved reserves, no gain or loss was recognized.

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

Divestiture of Midstream Assets in the Delaware Basin

In 2016, in connection with the Purchase and Sale Agreement with Caprock Permian Processing LLC and Caprock Field Services LLC, as buyers (collectively, “Caprock”) of the Mustang and Appaloosa project areas in Reeves County, Texas (“Mustang” and “Appaloosa,” respectively), Resolute Southwest also entered into a definitive Earn-out Agreement (the “Earn-out Agreement”), pursuant to which Resolute Southwest will be entitled to receive certain earn-out payments based on drilling and completion activity in Appaloosa and Mustang through 2020 that will deliver gas and produced water into the system. Earn-out payments for each qualifying well will vary depending on the lateral length of the well and the year in which the well is drilled and completed. In March 2017, the Earn-out Agreement was amended by the parties to provide for an increase in earn-out payments for wells drilled and completed in 2017. Earn-out payments are contingent on future drilling, and therefore will be recognized when earned. As of September 30, 2018, we have earned $42.7 million of earn-out payments, $6.7 million and $14.1 million of this total was earned in the three and nine months ended September 30, 2018, respectively.

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

In April 2017, Resolute Southwest entered into a Crude Oil Connection and Dedication Agreement with Caprock Permian Crude LLC (“Caprock Crude”), an affiliate of Caprock. Pursuant to the agreement, Caprock Crude constructed the gathering systems, pipelines and other infrastructure for the gathering of crude oil from our Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute Southwest has agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock Crude for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock. For the first five years of the agreement, the crude oil will be delivered to Midland Station under a joint tariff arrangement between Caprock Crude and Plains Pipeline, L.P. In April 2017, Resolute Southwest also entered into a Crude Oil Purchase Contract with Plains Marketing, L.P. (“Plains”) providing for the sale to Plains of substantially all of the crude oil produced from the Mustang and Appaloosa areas for a price equal to an indexed market price less a differential (currently $1.85 per barrel) that will cover the joint tariff payable to Caprock Crude under the Crude Oil Connection and Dedication Agreement.

Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2017 reflects Resolute’s results as if the Aneth Field Sale had occurred on January 1, 2017 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Revenue	$58,267	$148,004
Income from operations	8,013	26,981
Net income (loss) available to common stockholders	(5,128)	2,762

Note 4 — Earnings per Share

The Company computes basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Net income (loss) available to common stockholders is computed by deducting both the dividends declared in the period on preferred stock and the dividends accumulated for the period on preferred stock from net income (loss). Potentially dilutive shares consist of the incremental shares and options issuable under the Company’s 2009 Performance Incentive Plan (the “Incentive Plan”) as well as common shares issuable upon the assumed conversion of the Convertible Preferred Stock (as defined in Note 7). The treasury stock method is used to measure the dilutive impact of potentially dilutive shares.

The following table details the potential weighted average dilutive and anti-dilutive securities for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Potential dilutive and anti-dilutive securities	3,951	3,762	3,954	3,724

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss available to common stockholders	$(15,571)	$(14,602)	$(34,699)	$(3,836)
Accumulated undeclared dividend	—	(1,058)	—	(1,058)
Adjusted net loss available to common stockholders	$(15,571)	$(15,660)	$(34,699)	$(4,894)

Basic weighted average common shares outstanding	22,337	21,941	22,242	21,866
Add: dilutive effect of non-vested restricted stock	—	—	—	—
Add: dilutive effect of options	—	—	—	—
Diluted weighted average common shares outstanding	22,337	21,941	22,242	21,866

Basic and diluted net loss per common share	$(0.70)	$(0.71)	$(1.56)	$(0.22)

Note 5 — Long Term Debt

As of the dates indicated, the Company’s long-term debt consisted of the following (in thousands):

	Principal	Unamortized net premium	Unamortized deferred financing costs	September 30, 2018
Revolving credit facility	$110,000	$—	$(1,849)	$108,151
8.50% senior notes	600,000	1,253	(3,259)	597,994
Total long-term debt	$710,000	$1,253	$(5,108)	$706,145

	Principal	Unamortized net premium	Unamortized deferred financing costs	December 31, 2017
Revolving credit facility	$30,000	$—	$(2,513)	$27,487
8.50% senior notes	525,000	2,222	(3,982)	523,240
Total long-term debt	$555,000	$2,222	$(6,495)	$550,727

For the three months ended September 30, 2018 and 2017, the Company incurred net interest expense on long-term debt of $10.0 million and $8.5 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred net interest expense on long-term debt of $26.0 million and $35.0 million, respectively. Approximately $9.7 million in interest expense was incurred in 2017 as a result of the extinguishment of the Secured Term Loan Facility (defined below) on January 3, 2017. The Company capitalized $5.5 million and $4.7 million of interest expense during the three months ended September 30, 2018 and 2017, respectively. The Company capitalized $16.4 million and $10.9 million of interest expense during the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 and 2017, the amount the Company capitalized exceeded cash paid by $3.5 million and $2.9 million, respectively, due to the semi-annual nature of the Senior Notes (defined below) interest payments. During the nine months ended September 30, 2018 and 2017, the Company paid cash for interest (net of amounts capitalized) in the amount of $10.3 million and $13.3 million, respectively.

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

The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders’ sole discretion. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. The Revolving Credit Facility matures in February 2021, unless there is a maturity of material indebtedness prior to such date. Pursuant to the fall borrowing base redetermination, the borrowing base was increased by $100 million to $310 million, effective September 14, 2018.

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

In March 2018, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement. The Third Amendment, among other things, amended the definition of EBITDA to include certain costs incurred by the Company in connection with activist investor campaigns and provides for certain amendments to the calculation of EBITDA, and amended the covenant governing the ratio of funded debt to EBITDA. The Third Amendment also provided that the borrowing base shall automatically be reduced by 25% of all unsecured indebtedness of the Company in excess of $600 million.

In September 2018, the Company entered into the Fourth Amendment to the Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, provided for the September 2018 borrowing base redetermination and made certain other administrative amendments to accommodate the future refinancing of the Company’s existing Senior Notes (defined below). Resolute was in compliance with the terms and covenants of the Revolving Credit Facility at September 30, 2018.

As of September 30, 2018, outstanding borrowings under the Revolving Credit Facility were $110 million with a weighted average interest rate of 5.42%, under a borrowing base of $310 million. The borrowing base availability has been reduced by $2.6 million in conjunction with a letter of credit issued at September 30, 2018.

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

The Original Senior Notes, Incremental Senior Notes and Second Incremental Senior Notes (collectively referred to as the “Senior Notes”) were issued under an Indenture (the “Indenture”) among the Company and all of the Company’s subsidiaries, each of which is 100% owned by the Company (the “Guarantors”), in a private transaction not subject to the registration requirements of the Securities Act of 1933. In March 2013, July 2017 and June 2018 the Company registered the exchange of the Original Senior Notes, the Incremental Senior Notes and the Second Incremental Senior Notes, respectively, with the SEC pursuant to registration statements on Form S-4 that enabled holders of the Senior Notes to exchange the privately placed Senior Notes for registered Senior Notes with substantially identical terms. All of the Senior Notes have been exchanged for publicly registered Senior Notes. The Indenture contains affirmative and negative covenants that, among other things, limit the Company’s and the Guarantors’ ability to make investments, incur additional indebtedness or issue certain types of preferred stock, create liens, sell assets, enter into agreements that restrict dividends or other payments by restricted subsidiaries, consolidate, merge or transfer all or substantially all of the assets of the Company, engage in transactions with the Company’s affiliates, pay dividends or make other distributions on capital stock or prepay subordinated indebtedness and create unrestricted subsidiaries. The Indenture also contains customary events of default. Upon occurrence of events of default arising from certain events of bankruptcy or insolvency, the Senior Notes shall become due and payable immediately without any declaration or other act of the trustee or the holders of the Senior Notes. Upon the occurrence of certain other events of default, the trustee or the holders of the Senior Notes may declare all outstanding Senior Notes to be due and payable immediately. The Company was in compliance with all financial covenants under its Senior Notes as of September 30, 2018.

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

The fair value of the Senior Notes at September 30, 2018, was estimated to be $601.4 million based upon data from independent market makers (Level 2 fair value measurement).

Note 6 — Income Taxes

Income tax benefit (expense) during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income (loss), plus any significant, unusual or infrequently occurring items that are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2018 and 2017, differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% and 35%, respectively, to income before income taxes. This difference relates primarily to the valuation allowance established, in addition to state income taxes and estimated permanent differences.

No income tax benefit or expense was recognized during the three months ended September 30, 2018, due to the deferred tax asset valuation allowance previously established by the Company. Income tax benefit recognized during the three months ended September 30, 2017, was less than $0.1 million, which was the result of a refund of Texas state taxes which were accrued for at year-end 2016 and paid in early 2017.

The Company had no reserve for uncertain tax positions as of September 30, 2018 or December 31, 2017. The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. As a result of the Company's analysis, it was concluded that as of September 30, 2018 a valuation allowance should be established against the Company's deferred tax asset. The Company recorded a valuation allowance as of September 30, 2018 and December 31, 2017 of $194.4 million and $193.1 million, respectively, on its deferred tax asset. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that the deferred tax assets will be realized.

Note 7 — Stockholders’ Equity and Long-term Employee Incentive Plan

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”). At September 30, 2018 and December 31, 2017, the Company had 62,500 shares of preferred stock issued and outstanding.

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

A preferred dividend of $1.3 million was declared on September 19, 2018, and paid on October 15, 2018, to holders of record at the close of business on October 1, 2018.

Common Stock

The authorized common stock of the Company consists of 45,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the Board. At September 30, 2018 and December 31, 2017, the Company had 23,165,855 and 22,527,652 shares of common stock issued and outstanding, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, the Company recorded expense related to the Incentive Plan as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Time-based restricted stock awards	$2,077	$1,447	$7,746	$4,498
TSR awards	1,938	1,402	5,833	3,704
Stock option awards	141	253	3,916	750
Total stock-based compensation expense	4,156	3,102	17,495	8,952

Time-based restricted cash awards	258	787	1,915	2,022
Performance-based restricted cash awards	—	465	953	1,670
Cash-settled stock appreciation awards	11,281	3,744	19,965	5,648
Total cash-based compensation expense	11,539	4,996	22,833	9,340

Total Incentive Plan compensation expense	$15,695	$8,098	$40,328	$18,292

As of September 30, 2018, the Company holds unrecognized stock-based compensation expense (in thousands) which is expected to be recognized over a weighted-average period as follows:

		Weighted
	Unrecognized	Average
	Compensation	Years
	Expense	Remaining
Time-based restricted stock awards	$14,193	1.9
TSR awards	8,870	2.1
Stock option awards	120	0.4
Total unrecognized compensation expense	$23,183

Equity Awards

Equity awards consist of time-based and performance-based restricted stock and stock options under the Incentive Plan.

Time-Based Restricted Stock Awards

Shares of time-based restricted stock issued to employees generally vest in three equal annual installments at specified dates based on continued employment. Shares issued to non-employee directors vest in one year based on continued service. The compensation expense to be recognized for the time-based restricted stock awards was measured based on the Company’s closing stock price on the dates of grant, utilizing estimated forfeiture rates between 0% and 15% which are updated periodically based on actual employee turnover. During the nine months ended September 30, 2018, the Company granted 374,662 shares of time-based restricted stock to employees and non-employee directors, pursuant to the Incentive Plan.

The following table summarizes the changes in non-vested time-based restricted stock awards for the nine months ended September 30, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	407,487	$41.62
Granted	374,662	32.92
Vested	(205,680)	41.71
Forfeited	(33,501)	38.14
Non-vested, end of period	542,968	$35.80

The weighted average grant date fair value of shares granted during the nine months ended September 30, 2018 and 2017 was $32.92 and $43.44, respectively.

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

The compensation expense to be recognized for the TSR Awards was measured based on the estimated fair value at the date of grant using a Monte Carlo simulation model and utilizes estimated forfeiture rates between 0% and 18% which are updated periodically based on actual employee turnover.

The valuation model for TSR Awards used the following assumptions:

Grant Year	Average Expected Volatility	Expected Dividend Yield	Risk-Free Interest Rate
2017	49.07% - 108.21%	0%	0.83% - 1.45%
2018	35.19% - 197.75%	0%	1.96% - 2.31%

The following table summarizes the changes in non-vested TSR Awards for the nine months ended September 30, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, beginning of period	130,444	$77.23
Granted	184,657	58.90
Vested	(37,391)	65.90
Forfeited	(7,175)	55.51
Non-vested, end of period	270,535	$66.86

No outperformance shares were earned or vested during the nine months ended September 30, 2018, related to the TSR awards granted in 2017.

Stock Option Awards

Options issued to employees to purchase shares of common stock vest in three equal annual installments at specified dates based on continued employment with a ten-year term. The compensation expense to be recognized for the option awards was measured based on the Company’s estimated fair value at the date of grant using a Black-Scholes pricing model as well as estimated forfeiture rates between 0% and 22%, no dividends, expected stock price volatility ranging from 63% to 67% and a risk-free rate ranging between 1.75% and 2.27%.

The following table summarizes the option award activity for the nine months ended September 30, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Outstanding, beginning of period	918,254	$3.95
Exercised	(222,566)	3.63
Forfeited	(8,905)	2.87
Outstanding, end of period	686,783	$4.06	7.1	$23,177
Exercisable, end of period	520,101	$4.46	7.1	$17,346

No options were granted during the nine months ended September 30, 2018 or September 30, 2017. The total intrinsic value for options exercised during the nine months ended September 30, 2018 and 2017 was $6.8 million and $2.5 million, respectively.

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

Cash-settled Stock Appreciation Rights

A stock appreciation right is the right to receive an amount in cash equal to the excess, if any, of the fair market value of a share of common stock on the date on which the right is exercised over its base price. The February 2016 grants of cash-settled stock appreciation rights hold base prices of $2.65 per share (as to 224,667 rights outstanding as of September 30, 2018) and $2.915 per share (as to 1,028,829 rights outstanding as of September 30, 2018). The awards granted to employees vest in three equal annual installments and have a ten-year term. The awards granted to non-employee directors vest in one year based on continued service and also have a ten-year term. The compensation expense to be recognized for the cash-settled stock appreciation rights was measured using a Black-Scholes pricing model, estimated forfeiture rates between 0% and 16% which will be updated periodically based on actual employee turnover, no dividends and expected price volatility and risk-free rates relative to the expected term. The fair value of the outstanding cash-settled stock appreciation rights as of September 30, 2018, was $45.2 million, of which $37.8 million has been expensed.

Time-Based Restricted Cash Awards

Awards of time-based restricted cash issued to employees vest in three equal annual increments at specified dates based on continued employment. Time-based restricted cash issued to non-employee directors vests in one year based on continued service. The compensation expense to be recognized for the time-based restricted cash awards was measured based on the cash value per unit ($1 per unit) on the date of grant and utilized estimated forfeiture rates between 0% and 21% which will be updated periodically based on actual employee turnover. The total estimated future liability of the time-based restricted cash awards as of September 30, 2018 was $1.1 million, of which $0.6 million has been expensed.

Performance-Based Restricted Cash Awards

The performance criteria for the performance-based restricted cash awards granted in May 2015 were based on future prices of the Company’s common stock trading at or above specified thresholds. If and as certain stock price thresholds were met, using a 60 trading day average, various multiples of the performance-vested cash award were attained. The first stock price hurdle was at $10.00 at which the award was payable at 1x, and the highest stock price hurdle was $40.00 at which the award was payable at a multiple of 6x. Interim hurdles and multiples between these end points were set forth in the governing agreements. As of May 2018, the final vesting date, all of the stock price hurdles up to $40.00 had previously been met and the final payment was made. A time vesting element was applied to the performance-vested cash awards such that attained multiples were not paid out earlier than upon satisfaction of a three-year vesting timetable from the date of grant. In order for an award to be paid, both the performance criteria and the time criteria were satisfied. Once a time vesting date passed, the employee was entitled to be paid one third, two thirds or 100%, as applicable, of whatever multiples had been achieved provided the employee continued to be employed by the Company.

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

As of September 30, 2018, the fair value of the Company’s commodity derivatives was a net liability of $52.9 million (Level 2 fair value measurement).

The following tables represent Resolute’s commodity swap contracts as of September 30, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl
Oct - Dec 2018	8,000	$59.29
Jan - Dec 2019	5,000	$64.54

	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Swap Price per MMBtu
Oct 2018	20,000	$2.77

The following table represents Resolute’s two-way commodity collar contracts as of September 30, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
Oct - Dec 2018	2,000	$58.00	$63.96

The following table represents Resolute’s three-way commodity collar contracts as of September 30, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl
Oct - Dec 2018	3,500	$40.00	$49.29	$54.49

The following table represents Resolute’s commodity option contracts as of September 30, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Bought Call Price per Bbl	Weighted Average Sold Call Price per Bbl
Oct - Dec 2018	2,200	$—	$60.00
Oct - Dec 2018	1,100	55.00	—
Jan - Dec 2019	3,670	—	64.36

The following table represents Resolute’s commodity basis swap contracts as of September 30, 2018:

	Oil (Midland Argus)		Gas (Permian Basin El Paso)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	MMBtu per Day	Weighted Average Swap Price per MMBtu
Oct - Dec 2018	14,500	$(8.32)	18,000	$(0.69)
Jan - Dec 2019	11,500	$(9.13)	—	—

The table below summarizes the location and amount of commodity derivative instrument gains and losses reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other income (expense):
Commodity derivative settlement gain (loss)	$(5,868)	$2,354	$(22,488)	$3,760
Mark-to-market gain (loss)	(26,750)	(16,073)	(31,653)	819
Commodity derivative instruments gain (loss)	$(32,618)	$(13,719)	$(54,141)	$4,579

Contingent Payment Derivative Instrument

In conjunction with the Aneth Field Sale in November 2017, Resolute is entitled to receive additional cash consideration of up to $35 million if index pricing targets, as defined in the Purchase and Sale Agreement, are achieved at specified future dates (see Note 3). The contingent consideration will be paid yearly if the pricing exceeds the thresholds pursuant to the Purchase and Sale Agreement. We have evaluated the contract and concluded that it meets the definition and requirements for accounting treatment as a derivative instrument. As of September 30, 2018, the fair value of the unearned additional consideration was $18.9 million. Fair value is determined through an application of mathematical models and Monte Carlo simulations designed to provide fair value estimates utilizing probability measures and the relevant market index measures. The fair value will be adjusted at each future reporting period over the life of the instrument. Changes in the fair value are included as a component of contingent payment derivative instrument gain (loss) on our consolidated statements of operations. See below for the location and fair value amounts of Resolute’s contingent payment derivative instrument reported in the consolidated balance sheet at September 30, 2018. The amount earned to date and included in accounts receivable is $9.4 million.

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

Resolute does not offset the fair value amounts of commodity derivative assets and liabilities with the same counterparty for financial reporting purposes. The following is a listing of Resolute’s commodity and contingent payment derivative assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 30, 2018, and December 31, 2017 (in thousands):

	Level 2
	September 30, 2018	December 31, 2017
Assets
Commodity derivative instruments, current	$5,241	$526
Contingent payment derivative instruments, current	639	8,311
Contingent payment derivative instruments, long term	18,214	9,635
Total assets	$24,094	$18,472
Liabilities
Commodity derivative instruments, current	$46,787	$20,822
Commodity derivative instruments, long term	11,392	990
Total liabilities	$58,179	$21,812

As all of the commodity derivative contracts by counterparty were in a net liability position as of September 30, 2018, the maximum amount of loss in the event of all counterparties defaulting was $0.

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

Disaggregation of Revenue

The following table details revenue by type and by geographic area/basin for the periods presented (in thousands):

	Three Months Ended September 30,			Three Months Ended September 30,
	2018			2017
	Permian Basin	Paradox Basin	Total	Permian Basin	Paradox Basin	Total
Revenue:
Oil	$80,689	$—	$80,689	$46,726	$20,939	$67,665
Gas	9,202	—	9,202	6,979	165	7,144
Natural gas liquids	16,856	—	16,856	4,562	—	4,562
Total revenue all products	$106,747	$—	$106,747	$58,267	$21,104	$79,371

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018			2017
	Permian Basin	Paradox Basin	Total	Permian Basin	Paradox Basin	Total
Revenue:
Oil	$198,735	$—	$198,735	$120,427	$65,600	$186,027
Gas	21,232	—	21,232	17,344	619	17,963
Natural gas liquids	34,878	—	34,878	10,233	—	10,233
Total revenue all products	$254,845	$—	$254,845	$148,004	$66,219	$214,223

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

Contract Balances

Under the Company’s product sales contracts, the Company invoices customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.  At September 30, 2018 and December 31, 2017, the Company’s receivables from contracts with customers were $39.6 million and $43.1 million, respectively.

Note 10 — Related Parties

In May 2018, the Company and Monarch Alternative Capital LP (“Monarch”) entered into a settlement agreement (the “Settlement Agreement”) regarding nominations to the Company’s Board and related matters. The Settlement Agreement provided for, among other things, the expansion of the size of the Board from eight members to eleven members and the appointment to the Board of Joseph Citarrella, Managing Principal of Monarch, Wilkie S. Colyer, Jr., Principal of Goff Capital, Inc., and Robert J. Raymond, founding member and portfolio manager of RR Advisors, LLC d/b/a RCH Energy, effective as of May 15, 2018. Pursuant to the Settlement Agreement, the Company reimbursed Monarch $0.4 million for fees and expenses incurred in connection with the Settlement Agreement and related prior activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details related to the Settlement Agreement.

Robert J. Raymond is a member of Resolute’s Board. Mr. Raymond’s brother, Colin Raymond, is the Chief Executive Officer of Compass Well Services (“Compass”), which performs certain oilfield services in the Permian Basin for Resolute Natural Resources Company, LLC. An affiliate of RR Advisors, LLC, of which Mr. Raymond is the sole member, holds a non-controlling ownership interest in Compass. Additionally, each of Mr. Raymond’s father, Lee Raymond, his brothers, Colin and John Raymond, hold a non-controlling ownership interest in Compass. For the three months ended September 30, 2018 and 2017, the Company made payments in the amounts of approximately $1.9 million and $1.2 million, respectively, to Compass in exchange for such services. For the nine months ended September 30, 2018 and 2017, the Company made payments in the amount of approximately $5.5 million and $2.8 million, respectively. Included in accounts payable was $0.1 million due to Compass as of both September 30, 2018 and December 31, 2017.

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

Overview

We are a publicly traded, independent oil and gas company with assets located in the Delaware Basin in west Texas. As of September 30, 2018, our development activity was focused on our 27,100 gross (21,100 net) operated acreage, approximately 90% of which is located in what we believe to be the core of the Wolfcamp horizontal play in northern Reeves County, Texas. Our corporate strategy is to drive organic growth in reserves, production and cash flow through development of our Reeves County acreage and to pursue opportunistic acquisitions in the Permian Basin, and thus drive long-term stockholder value.

Our 2018 operations have focused primarily in the Sandlot unit in Mustang and the Mitre/Ranger units in Appaloosa, with Wolfcamp Upper A, Lower A, and Upper B as the primary target zones and also sometimes including Lower Wolfcamp zones. Each of the drilling rigs is primarily pad-drilling three-well stacks with all the rigs often in the same spacing unit at the same time. This approach to pad-drilling provides us with the opportunity to batch complete groups of up to nine wells simultaneously.

The Ranger nine-pack group came online in June, the Sandlot nine-pack group came online in July and the South Mitre well pack group came online in late September. The second Sandlot well pack is expected to come online in November.

In February 2017, we closed on the sale of the Denton and South Knowles properties in the Northwest Shelf project area in Lea County, New Mexico, for approximately $14.5 million in cash, subject to customary purchase price adjustments.

In April 2017, Resolute Natural Resources LLC (“Resolute Southwest”) entered into a Crude Oil Connection and Dedication Agreement with Caprock Permian Crude LLC (“Caprock Crude”), an affiliate of Caprock Permian Processing LLC and Caprock Field Services LLC (collectively “Caprock”). Pursuant to the agreement, Caprock Crude constructed the gathering systems, pipelines and other infrastructure for the gathering of crude oil from our Mustang and Appaloosa operating areas in exchange for customary fees based on the volume of crude oil produced and delivered. Resolute Southwest has agreed to dedicate and deliver all crude oil produced from its acreage in Mustang and Appaloosa to Caprock Crude for gathering for a term through July 31, 2031, coterminous with our other commercial agreements with Caprock. For the first five years of the agreement, the crude oil will be delivered to Midland Station under a joint tariff arrangement between Caprock Crude and Plains Pipeline, L.P. On April 27, 2017, Resolute Southwest also entered into a Crude Oil Purchase Contract with Plains Marketing, L.P. providing for the sale to Plains of substantially all of the crude oil produced from the Mustang and Appaloosa areas for a price equal to an indexed market price less a differential (currently $1.85 per barrel) that covers the joint tariff payable to Caprock Crude under the Crude Oil Connection and Dedication Agreement.

In September 2018, EagleClaw Midstream (“EagleClaw”), a portfolio company of Blackstone Energy Partners and a midstream operator in the Permian Basin, announced that it entered into a binding agreement to acquire Caprock Midstream Holdings and Caprock Midstream Management, including all its gas gathering and processing, crude oil gathering and water disposal assets and facilities.  The transaction is expected to close during 2018.  EagleClaw announced that the Caprock water assets will be operated under a services agreement with Waterfield, a Blackstone-backed partnership focused on long-term full-cycle water solutions for upstream companies in the Permian Basin.

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

In November 2017, Resolute closed on a Purchase and Sale Agreement pursuant to which we sold the equity interests in Resolute Aneth, LLC, the entity which held all of Resolute’s interest in Aneth Field, and certain other assets associated with Aneth Field operations, to Elk Petroleum (the “Aneth Field Sale”). Total consideration will be up to $195 million, comprised of $160 million received at closing (adjusted for normal closing purchase price adjustments) and up to an additional $35 million if oil prices exceed certain levels in the three years following the closing. The historical results of operations of the Aneth Field Properties prior to disposition are contained in our financial position and results as of December 31, 2017.

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

Production Levels, Pricing and Trends. Oil, gas and NGL revenue is the result of our production multiplied by the price that we receive for that production. Because the price that we receive is highly dependent on many factors outside of our control, except to the extent that we have entered into derivative arrangements that can influence our net price either positively or negatively, production is the primary revenue driver over which we have some influence. Although we cannot greatly alter reservoir performance, we can implement exploitation activities that can increase production or diminish production declines relative to what would have been the case without intervention.

The price of oil has generally trended upward since the latter half of 2017 and through the third quarter of 2018. However, in our area of operation, the Permian Basin has been characterized by periods when production has exceeded the local transportation capacity, resulting in a substantial difference between the price we receive for our oil and gas production and the benchmark prices.  The Midland-Cushing (“Mid-Cush”) basis differential averaged $12.66 and $5.81 per barrel for the three and nine months ended September 30, 2018, respectively, however widened to as much as $16.12 per barrel in September. We expect that a meaningful Mid-Cush basis differential will be present through the remainder of 2018 and that considerable volatility may continue in the future. The expansion, construction and conversion of Permian Basin pipeline facilities, which are scheduled for 2019 and 2020, may mitigate capacity constraints. However, these projects could be affected by the availability and costs of necessary equipment, supplies, labor and other services, as well as the length of time to complete such projects. In addition, these projects can be affected by changes in international trade relationships, including the imposition of trade restrictions or tariffs relating to crude oil and natural gas and any materials or products used to expand or construct pipeline facilities. All of these factors could negatively impact our realized oil and gas prices, as well as actual results of our operations.

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

At December 31, 2017, we had estimated net total proved Delaware Basin reserves of 53,428 MBoe. For the nine months ended September 30, 2018, the 2018 drilling program has resulted in significant increases to those reserves through the addition of 24 formerly non-proved locations to proved developed producing and the addition of three proved undeveloped locations. Three proved undeveloped locations were also converted to proved developed producing.

Operating Expense. Operating expense consists of costs associated with the operation of oil and gas properties and production and ad valorem taxes. Compression, gathering, water disposal, utilities, direct labor, repair and maintenance, workovers, rental equipment, fluids and chemicals and contract services comprise the most significant portion of lease operating expense. We monitor our operating expense in relation to production amounts and the number of wells operated. Some of these expenses are relatively independent of the volume of hydrocarbons produced, but may fluctuate depending on the activities performed during a specific period. Other expenses, such as taxes, compressor, gathering, water disposal and utility costs, are more directly related to production volumes or reserves. Severance taxes, for example, are charged based on production revenue and therefore are based on the product of the volumes that are sold and the related prices received. Ad valorem taxes are generally based on the value of reserves. Volatility in commodity prices can also lead to changes in demand for drilling rigs, workover rigs, operating personnel and field supplies and services, which in turn can affect the costs of those goods and services.

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

Cash-based General and Administrative Expense. We define cash-based general and administrative expense (a non-GAAP measure) as consolidated general and administrative expense adjusted to exclude non-cash stock-based compensation expense and one-time, non-recurring, transaction-related fees and other expenses.

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

Credit facility EBITDA. Credit facility EBITDA (a non-GAAP measure) is defined under the Revolving Credit Facility as consolidated net income adjusted to exclude interest expense, interest income, income taxes, depletion, depreciation and amortization, impairment expense, accretion of asset retirement obligation, change in fair value of derivative instruments, non-cash stock-based compensation expense, non-cash change in fair value of cash-settled incentive awards, customary costs and expenses incurred related to acquisitions or dispositions (including, without limitation, legal, accounting and financial advisory fees, title and environmental due diligence costs, employee retention, severance, or relocation expenses, costs and expenses related to the acceleration of long-term employee incentive awards, and contract termination costs) and stockholder activism related costs and expenses. Credit facility EBITDA for the period ending on September 30, 2018 is equal to EBITDA, as defined in the credit agreement, for the period beginning on July 1, 2018 and ending on September 30, 2018, multiplied by four. Credit facility EBITDA is a financial measure that we report to our lenders and is used as a gauge for compliance with a financial covenant under our Revolving Credit Facility. Credit facility EBITDA is used as a supplemental liquidity or performance measure by our management and by external users of our financial statements such as our bank syndicate, primarily to assess the ability of our assets to generate cash sufficient to support our indebtedness and pay interest costs and to measure compliance with the covenants in our Revolving Credit Facility.

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

Permian Basin Properties

As of September 30, 2018, we had interests in approximately 27,100 gross (21,100 net) acres in the Permian Basin of Texas. Our principal project area located in the Delaware Basin portion of the Permian Basin, in northern Reeves County, targets the Wolfcamp formation (the “Delaware Basin Wolfcamp Project”). As of September 30, 2018 our development activity in the Delaware Basin Wolfcamp Project is focused on our 23,600 gross (18,700 net) acreage position. Based on drilling activity as of September 30, 2018, approximately 94% of the gross acreage is held by production. We are currently evaluating the 3,500 gross acres and 2,400 net acres we acquired in the Delaware Basin Bronco Acquisition in southern Reeves County for drilling opportunities in the Wolfcamp, Woodford and Barnett formations.

During the nine months ended September 30, 2018, we completed 31 gross (26.5 net) wells and had 9 gross (8.7 net) wells awaiting completion at quarter end. Furthermore, as of September 30, 2018, we were in the process of drilling 7 gross (6.8 net) wells of which 5 gross (4.9 net) wells are pre-set wells awaiting further drilling operations. All such wells are located in the Delaware Basin.

Aneth Field Properties

Aneth Field accounted for 20% of our production during 2017, averaging 4,974 Boe per day, of which 96% was oil.

In November 2017 we completed the sale of our Aneth Field Properties for total consideration of up to $195 million, comprised of $160 million received at closing, adjusted for normal closing purchase price adjustments, and up to an additional $35 million if oil prices exceed certain levels in the three years following the closing. Through September 30, 2018, $9.4 million of the additional $35 million has been earned.

Factors That Significantly Affect Our Financial Results

Revenue, cash flow from operations and future growth depend on many factors beyond our control, such as oil and gas prices, basis differentials, cost of services and supplies, economic, political and regulatory developments and competition from other sources of energy. Historical oil prices have been volatile and are expected to fluctuate widely in the future. Basis differentials have recently increased and may further increase in the future. Sustained periods of low realized prices for oil and gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and gas that we can economically produce, and our ability to obtain capital.

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

Settlement Agreement

In February 2018, Monarch Energy Holdings, LLC and certain of its affiliates (together, “Monarch”) submitted a nomination notice to the Company, nominating Joseph Citarrella, Patrick Bartels and Samuel Langford for election to our Board at our 2018 annual meeting of stockholders (the “2018 Annual Meeting”). In March 2018, Monarch filed a preliminary proxy statement with the SEC that included Monarch’s proposal for the election of Messrs. Citarrella, Bartels and Langford to our Board.

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

Responding to activist stockholders can be costly and time-consuming for our Board, management and employees, and diverts the attention of our Board and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition.

Results of Operations

For the purposes of management’s discussion and analysis of the results of operations, management has analyzed the operational results for the three and nine months ended September 30, 2018, in comparison to results for the three and nine months ended September 30, 2017.

The following table presents our sales volumes, revenues and operating expenses, and sets forth our sales prices, costs and expenses on a barrel of oil equivalent (“Boe”) basis for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales:
Oil (MBbl)	1,448	1,554	3,399	4,168
Gas (MMcf)	5,520	3,563	12,745	8,366
NGL (MBbl)	829	480	1,976	1,056
Total sales (MBoe)	3,197	2,628	7,499	6,618
Average daily sales (Boe/d)	34,752	28,566	27,470	24,240
Average Sales Prices:
Oil ($/Bbl)	$55.73	$43.53	$58.47	$44.64
Gas ($/Mcf)	1.67	2.01	1.67	2.15
NGL ($/Bbl)	20.32	9.50	17.65	9.69
Average sales price ($/Boe, excluding commodity derivative settlements)	$33.39	$30.20	$33.98	$32.37
Operating Expenses ($/Boe):
Lease operating	$5.87	$9.55	$6.11	$9.57
Production and ad valorem taxes	2.31	2.51	2.46	2.74
General and administrative	3.19	3.63	6.29	4.45
Cash-based general and administrative	2.04	2.45	3.17	3.11
Cash-settled incentive awards	3.61	1.90	3.04	1.36
Depletion, depreciation and amortization	10.33	9.71	10.67	9.65

Quarter Ended September 30, 2018, Compared to the Quarter Ended September 30, 2017

Revenue. Revenue from oil and gas activities increased by 34% to $106.7 million during 2018, from $79.4 million during 2017. Of the $27.3 million increase in revenue, approximately $17.1 million was attributable to increased production and $10.2 million was attributable to increased commodity pricing (average sales price of $33.39 per Boe in 2018 versus $30.20 per Boe in 2017). Sales volumes increased 22% to 3,197 MBoe during 2018 as compared to 2,628 MBoe during 2017, principally as a result of newly drilled and completed wells in the Delaware Basin. Pro forma for the 2017 Aneth Field Sale, 2018 production increased 54%.

Operating Expense. Operating expense includes compression, gathering, water disposal, utilities, direct labor, contract services, field office rent, production and ad valorem taxes, vehicle expenses, supervision, transportation, minor maintenance, tools and supplies, workover expenses and other customary charges. Workover expenses will fluctuate based upon the amount of any maintenance and remedial activity performed during the period. Resolute assesses lease operating expense in part by monitoring the expense in relation to production volumes and the number of wells operated.

Lease operating expense decreased 25% to $18.8 million during 2018, from $25.1 million during 2017. On a per-unit basis, lease operating expense decreased 39% to $5.87 per Boe in 2018 compared to $9.55 per Boe in 2017. The decrease in per-unit operating expense was primarily due to the Aneth Field Sale (Aneth Field had significantly higher operating costs as compared to our Delaware Basin properties) as well as the increase in production from wells in the Delaware Basin.

Production and ad valorem taxes increased 12% to $7.4 million, or $2.31 per Boe, during 2018, as compared to $6.6 million, or $2.51 per Boe, during 2017. Production and ad valorem taxes were 6.9% of total revenue in 2018 versus 8.3% of total revenue in 2017. The lower production and ad valorem taxes as a percentage of revenue in 2018 as compared to 2017 was primarily the result of the Aneth Field Sale. All revenue in 2018 was recognized in the state of Texas, which has lower effective tax rates than the Aneth Field Properties in Utah, which were included in 2017 results.

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

General and administrative expense was comprised of the following (in thousands):

	Three Months Ended September 30,
	2018	2017
Stockholder activism costs	$111	$—
Recurring stock-based compensation	3,558	3,102
Other recurring costs	6,530	6,444
Total general and administrative expense	$10,199	$9,546

General and administrative expense increased to $10.2 million during 2018, as compared to $9.5 million during 2017. Conversely, on a per-unit basis, general and administrative expenses decreased to $3.19 per Boe in 2018 from $3.63 per Boe in 2017. Excluding stock-based compensation and stockholder activism expenses, which management believes is a more representative measure of the cost to run the ongoing business, cash-based general and administrative expense remained relatively unchanged at $6.5 million in 2018 compared to $6.4 million in 2017. On a Boe basis, cash-based general and administrative expense decreased 17% to $2.04 per Boe in 2018 compared to $2.45 per Boe in 2017 due to increased production levels.

Cash-settled incentive awards expense relates to the 2015 and 2016 grants of time-and performance-based restricted cash awards as well as cash-settled stock appreciation rights under the long-term incentive program. The time-based awards vest and are expensed ratably over three years. The performance-based awards and stock appreciation rights vest ratably over three years but their fair value is re-measured at each period end over their ten-year lives. Cash-settled incentive award expense increased by $6.5 million to $11.5 million in 2018, as compared to $5.0 million in 2017. This increase was the result of a change in the fair value related to the grant of cash-settled stock appreciation rights under the long-term incentive program. Actual cash payments during the 2018 period were $3.7 million.

Depletion, depreciation and amortization expense increased to $33.0 million during 2018, as compared to $25.5 million during 2017, as a result of the 22% increase in production and capitalized costs increasing by a greater percentage than the associated proved reserve quantities period over period. On a per-unit basis, depletion, depreciation and amortization expenses also increased to $10.33 per Boe in 2018 compared to $9.71 per Boe in 2017.

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

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2018, the loss on oil and gas commodity derivatives was $32.6 million, consisting of $26.7 million of mark-to-market losses and $5.9 million of derivative settlement losses. During 2017, the loss on oil and gas commodity derivatives was $13.7 million, consisting of $16.1 million of mark-to-market losses offset by $2.4 million of derivative settlement gains.

Interest expense in 2018 increased to $10.0 million from $8.5 million recorded in 2017. The increase in interest expense was primarily due to an increase in the amount of Senior Notes outstanding due to the Second Incremental Senior Notes issuance partially offset by an increase in the amount of capitalized interest. The components of our interest expense are as follows (in thousands):

	Three Months Ended September 30,
	2018	2017
8.50% senior notes	$12,750	$11,156
Revolving credit facility	1,767	1,554
Amortization of deferred financing costs and senior notes premium	653	538
Other, net	312	(33)
Capitalized interest	(5,519)	(4,688)
Total interest expense	$9,963	$8,527

Income Tax Benefit (Expense).  No income tax benefit or expense was recognized during the three months ended September 30, 2018, due to the deferred tax asset valuation allowance previously established by the Company. Income tax benefit recognized during the three months ended September 30, 2017, was less than $0.1 million, which was the result of a refund of Texas state taxes which were accrued for at year-end 2016 and paid in early 2017.

Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017

Revenue. Revenue from oil and gas activities increased by 19% to $254.8 million during 2018, from $214.2 million during 2017. Of the $40.6 million increase in revenue, approximately $28.5 million was attributable to increased production and $12.1 million was attributable to increased commodity pricing (average sales price of $33.98 per Boe in 2018 versus $32.37 per Boe in 2017). Sales volumes increased 13% to 7,499 MBoe during 2018 as compared to 6,618 MBoe during 2017, principally as a result of production from newly drilled and completed wells in the Delaware Basin. Pro forma for the Aneth Field Sale, production increased 50%.

Operating Expense. Lease operating expense decreased to $45.8 million during 2018, from $63.3 million during 2017. On a per-unit basis, lease operating expense decreased 36% to $6.11 per Boe in 2018 compared to $9.57 per Boe in 2017. The decrease in per-unit operating expense is primarily due to the Aneth Field Sale (Aneth Field had significantly higher operating costs as compared to our Delaware Basin properties) as well as the increase in production from wells in the Delaware Basin.

Production and ad valorem taxes remained relatively unchanged at $18.5 million during 2018, as compared to $18.1 million during 2017. On a per-unit basis, production and ad valorem taxes decreased to $2.46 per Boe in 2018 as compared to $2.74 per Boe in 2017. Production and ad valorem taxes were 7.2% of total revenue in 2018 versus 8.5% of total revenue in 2017. The lower production and ad valorem taxes as a percentage of revenue in 2018 as compared to 2017 is primarily the result of the Aneth Field Sale. All revenue in 2018 was recognized in the state of Texas, which has lower effective tax rates than the Aneth Field Properties in Utah, which were included in 2017 results.

General and administrative expense was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017
Stock-based Aneth transaction costs	$6,014	$—
Stockholder activism costs	6,497	—
Recurring stock-based compensation	10,883	8,855
Other recurring costs	23,747	20,578
Total general and administrative expense	$47,141	$29,433

General and administrative expense increased to $47.1 million during 2018, as compared to $29.4 million during 2017. The $17.7 million, or 60%, increase primarily resulted from $6.5 million in stockholder activism costs during the nine months ended September 30, 2018. The Company also incurred a one-time, non-cash increase of $6.0 million in stock-based compensation expense due to the modification and accelerated vesting of long-term incentive awards to employees terminated as a result of the Aneth Field Sale. The vesting terms of the outstanding long-term awards for affected employees were accelerated and recognized in the first quarter of 2018. Additionally, certain overhead reimbursements, which reduce general and administrative expense, decreased period over period, also as a result of the Aneth Field Sale. On a per-unit basis, general and administrative expenses increased to $6.29 per Boe in 2018 from the $4.45 per Boe in 2017. Excluding stock-based compensation and stockholder activism expenses, which management believes is a more representative measure of the cost to run the ongoing business, cash-based general and administrative expense was $23.7 million, or $3.17 per Boe, in 2018 compared to $20.6 million, or $3.11 per Boe, in 2017.

Cash-settled incentive awards were comprised of the following during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Aneth transaction cash-settled incentive awards	$7,764	$—
Recurring cash-settled incentive awards	15,069	9,010
Total cash-settled incentive awards	$22,833	$9,010

Cash-settled incentive award expense increased by $13.8 million to $22.8 million in 2018, as compared to $9.0 million in 2017. The increase resulted primarily from the modification of 2018 long-term incentive awards as a result of the Aneth Field Sale. The vesting of these awards was accelerated for affected employees and the expense was recognized during the first quarter of 2018. Additionally, the increase was the result of a change in the fair value related to the grant of cash-settled stock appreciation rights under the long-term incentive program. Actual cash payments during the 2018 period were $18.1 million, which includes the final payment of the performance-based restricted cash awards.

Depletion, depreciation and amortization expense increased to $80.1 million during 2018, as compared to $63.9 million during 2017, as a result of the 13% increase in production and capitalized costs increasing by a greater percentage than the associated proved reserve quantities period over period. On a per-unit basis, depletion, depreciation and amortization expense increased to $10.67 per Boe in 2018 from $9.65 per Boe in 2017.

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

Other Income (Expense). All of our oil and gas derivative instruments are accounted for under mark-to-market accounting rules, which provide for the fair value of the contracts to be reflected as either an asset or a liability on the balance sheet. The change in the fair value during an accounting period is reflected in the income statement for that period. During 2018, the loss on oil and gas commodity derivatives was $54.1 million, consisting of $31.6 million of mark-to-market losses and $22.5 million of derivative settlement losses. During 2017, the gain on oil and gas commodity derivatives was $4.6 million, consisting of $3.8 million of derivative settlement gains and $0.8 million of mark-to-market gains.

Interest expense in 2018 decreased to $26.0 million from $35.0 million recorded in 2017. The decrease in interest expense was primarily due to the termination of the Secured Term Loan Facility in 2017 and an increase in the amount of capitalized interest, partially offset by an increase in the amount of Senior Notes outstanding due to the Second Incremental Senior Notes issuance and Revolving Credit Facility. The components of our interest expense are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
8.50% senior notes	$36,515	$29,602
Secured term loan facility	—	3,631
Revolving credit facility	3,764	2,857
Amortization of deferred financing costs, senior notes premium and secured term loan facility discount	1,803	8,801
Bridge facility commitment fee and other, net	318	971
Capitalized interest	(16,354)	(10,859)
Total interest expense	$26,046	$35,003

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

Income Tax Benefit (Expense). No income tax benefit or expense was recognized during the nine months ended September 30, 2018, due to the deferred tax asset valuation allowance previously established by the Company. Income tax benefit recognized during the nine months ended September 30, 2017, was less than $0.1 million, which was the result of a refund of Texas state taxes which were accrued for at year-end 2016 and paid in early 2017.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash generated from operations, amounts available under our Revolving Credit Facility, proceeds from the issuance of debt and equity securities and sales of oil and gas properties. For purposes of Management’s Discussion and Analysis of Liquidity and Capital Resources, we have analyzed our cash flows and capital resources for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$138,555	$111,950
Cash used in investing activities	(286,170)	(345,341)
Cash provided by financing activities	147,122	101,190
Net decrease in cash and cash equivalents	$(493)	$(132,201)

Net cash provided by operating activities was $138.6 million in 2018 as compared to $112.0 million for the 2017 period. The increase in net cash provided by operating activities in 2018 as compared to 2017 was primarily due to increased revenue and lower lease operating expense offset by an increase in commodity derivative settlement losses.

Net cash used in investing activities was $286.2 million in 2018 compared to $345.3 million in 2017. The primary investing activity in 2018 was cash used for capital expenditures of $291.1 million. Capital expenditures in 2018 consisted primarily of drilling activities and infrastructure projects in the Permian Basin. Proceeds from the sale of oil and gas properties in 2018 include $8.2 million related to the Caprock earn-out payments. The primary investing activities in 2017 were cash used for capital expenditures of $219.0 million and acquisitions of $161.3 million. Capital expenditures in 2017 consisted primarily of $209.5 million in drilling activities and infrastructure projects in the Permian Basin, $6.5 million in facility projects in Aneth Field and $3.0 million in CO2 acquisition for Aneth Field. Proceeds from the sale of oil and gas properties in 2017 included $13.2 million related to the Caprock earn-out payments and $13.1 million of net proceeds primarily from the sale of the New Mexico Properties.

Net cash provided by financing activities was $147.1 million in 2018 compared to $101.2 million in 2017. The primary financing activities in 2018 were $80.0 million in net borrowings under the Revolving Credit Facility and approximately $74.6 million of proceeds from the issuance of the Second Incremental Senior Notes. The primary financing activities in 2017 were $126.9 million of proceeds received from the issuance of the Incremental Senior Notes and $115.0 million in net borrowings under the Revolving Credit Facility, offset by the repayment of $128.3 million of principal on the Secured Term Loan.

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

We plan to continue our practice of hedging a significant portion of our production with respect to both the WTI Index price and Mid-Cush differential for oil and the Henry Hub index price and El Paso Permian differential for gas, through the use of various commodity derivative transactions. Our existing derivative transactions have not been designated as cash flow hedges, and we anticipate that future transactions will receive similar accounting treatment. Derivative settlements usually occur within five days of the end of the contract month. As is typical in the oil and gas industry, however, we do not generally receive the proceeds from the sale of our oil production until the 20th day of the month following the month of production. As a result, when commodity prices increase above the fixed price in the derivative contacts, we will be required to pay the derivative counterparty the difference between the fixed price in the derivative contract and the market price before receiving the proceeds from the sale of the hedged production. If this occurs, we may use working capital or borrowings under the Revolving Credit Facility to fund our operations.

Our Revolving Credit Facility and Senior Notes include customary terms and covenants that place limitations on certain types of activities and require satisfaction of certain financial tests. We were in compliance with all material terms and covenants of the Revolving Credit Facility and Senior Notes at September 30, 2018.

Revolving Credit Facility

In March 2018, we entered into the Third Amendment to the Third Amended and Restated Credit Agreement. The Third Amendment, among other things, amended the definition of EBITDA to include certain costs incurred by the Company in connection with activist investor campaigns and provides for certain amendments to the calculation of EBITDA, and amended the covenant governing the ratio of funded debt to EBITDA. The Third Amendment also provided that the borrowing base shall automatically be reduced by 25% of all unsecured indebtedness of the Company in excess of $600 million.

In September 2018, we entered into the Fourth Amendment to the Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, provided for the September 2018 borrowing base redetermination and made certain other administrative amendments to accommodate the future refinancing of the Company’s existing Senior Notes (defined below).

The Revolving Credit Facility specifies a maximum borrowing base as determined by the lenders’ sole discretion. The determination of the borrowing base takes into consideration the estimated value of Resolute’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the amount available for borrowing could be increased or decreased as a result of such redeterminations. Under certain circumstances, either Resolute or the lenders may request an interim redetermination. The Revolving Credit Facility matures in February 2021, unless there is a maturity of material indebtedness prior to such date. Pursuant to the fall borrowing base redetermination, the borrowing base was increased by $100 million to $310 million, effective September 14, 2018.

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

As of September 30, 2018, outstanding borrowings under the Revolving Credit Facility were $110 million with a weighted average interest rate of 5.42%, under a borrowing base of $310 million. The borrowing base availability has been reduced by $2.6 million in conjunction with a letter of credit issued at September 30, 2018.

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

A preferred dividend of $1.3 million was declared on September 19, 2018, and paid on October 15, 2018, to holders of record at the close of business on October 1, 2018.

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

By removing the price volatility from a significant portion of our oil and gas production, we have mitigated, but not eliminated, the potential effects of volatile prices on cash flow from operations for the periods hedged. While mitigating negative effects of falling commodity prices or increases in basis differentials, certain of these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. As of September 30, 2018, the fair value of our commodity derivatives was a net liability of $52.9 million.

The following table represents our commodity swap contracts as of September 30, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct - Dec 2018	8,000	$59.29	$(10,015)
Jan - Dec 2019	5,000	$64.54	$(11,587)
	Gas (NYMEX Henry Hub)
Remaining Term	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Oct 2018	20,000	$2.77	$(158)

The following table represents our two-way oil collar contracts as of September 30, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct - Dec 2018	2,000	$58.00	$63.96	$(1,695)

The following table represents our three-way oil collar contracts as of September 30, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Short Put Price per Bbl	Weighted Average Floor Price per Bbl	Weighted Average Ceiling Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct - Dec 2018	3,500	40.00	$49.29	$54.49	$(5,926)

The following table represents our commodity option contracts as of September 30, 2018:

	Oil (NYMEX WTI)
Remaining Term	Bbl per Day	Weighted Average Bought Call Price per Bbl	Weighted Average Sold Call Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct - Dec 2018	2,200	$—	$60.00	$(2,654)
Oct - Dec 2018	1,100	55.00	—	1,816
Jan - Dec 2019	3,670	—	64.36	(12,791)

The following tables represents our commodity basis swap contracts as of September 30, 2018:

	Gas (Permian Basin El Paso)
Remaining Term	MMBtu per Day	Weighted Average Swap Price per MMBtu	Fair Value of Asset (Liability) (in thousands)
Oct - Dec 2018	18,000	$(0.69)	$1,477

	Oil (Midland Argus)
Remaining Term	Bbl per Day	Weighted Average Swap Price per Bbl	Fair Value of Asset (Liability) (in thousands)
Oct - Dec 2018	14,500	$(8.32)	$1,299
Jan - Dec 2019	11,500	(9.13)	$(12,704)

Interest Rate Risk

At September 30, 2018, we had $110 million of outstanding debt under the Revolving Credit Facility. Interest is calculated under the terms of the agreement based principally on a LIBOR spread. A 10% increase in LIBOR would result in an estimated $0.3 million increase in annual interest expense. We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Credit Risk in Derivative Instruments

We are exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above. All counterparties have high credit ratings and are current lenders under our Revolving Credit Facility. For these contracts, we are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Revolving Credit Facility. Our derivative contracts are documented with industry standard contracts known as a Schedule to the Master Agreement and ISDAs. Typical terms for the ISDAs include credit support requirements, cross default provisions, termination events, and set-off provisions. We have set-off provisions with our Revolving Credit Facility lenders that, in the event of counterparty default, allow us to set-off amounts owed under the Revolving Credit Facility or other general obligations against amounts owed for derivative contract liabilities.

We are exposed to credit risk to the extent of nonperformance by Elk Petroleum with respect to the contingent payment derivative discussed above. Elk Petroleum is contractually obligated to pay Resolute the earned contingent payments pursuant to the purchase and sale agreement.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of Richard F. Betz, our Chief Executive Officer, and Theodore Gazulis, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation, those officers have concluded that:

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Information about material risks related to our business, financial condition and results of operations for the quarter ended September 30, 2018 does not materially differ from those set out in Part I, Item 1A of our Form 10-K.

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

2018	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share
January 1 – 31	9,245	$31.47
February 1 – 28	1,101	$33.55
March 1 – 31	51,973	$34.36
April 1 – 30	—	$—
May 1 – 31	—	$—
June 1 – 30	—	$—
July 1 – 31	1,218	$31.89
August 1 – 31	—	$—
September 1 – 30	3,829	$32.96
Total	67,366	$33.83

(1) All shares purchased in 2018 were to offset tax withholding obligations that occur upon the vesting of outstanding restricted common shares under the terms of the Incentive Plan.

(2) As of September 30, 2018, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (813,503 shares), outstanding stock options (686,783 options), shares available for issuance under the Incentive Plan (1,227,207 shares) and Outperformance Shares that may be earned in the future (307,001 shares).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 14, 2018, (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2018).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Signature	Capacity	Date

/s/ Richard F. Betz
Richard F. Betz	Chief Executive Officer and Director (Principal Executive Officer)	November 5, 2018

/s/ Theodore Gazulis
Theodore Gazulis	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2018